Form 10QSB
period 1996-03-31
SAYETT GROUP INC
filed 1996-05-15
CIK 881468

U.S. SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

           For the quarterly period ended          March 31, 1996
                                          -----------------------

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from _______________ to _______________

                    Commission File Number  000-19828

                                 Sayett Group, Inc.
                                 ------------------
         (Exact name of small business issuer as specified in its charter)


          New York                                      16-1363082
          --------                                      ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                    8-C Commercial Blvd., Novato, CA 94949-6125
                    -------------------------------------------
                      (Address of principal executive offices)

                                   (415) 883-1693
                                   --------------
                            (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,353,191 shares of common stock as of May 9, 1996.

                        SAYETT GROUP, INC. AND SUBSIDIARIES

                          Quarterly Report on Form 10-QSB
                        For the Quarter Ended March 31, 1996



                                 Table of Contents
                                 -----------------


PART I              FINANCIAL INFORMATION

      Item 1.       Consolidated Financial Statements

                    Consolidated Balance Sheets dated                3
                    March 31, 1996 and December 31, 1995
                    (unaudited)

                    Consolidated Statements of Operations            4
                    for the Three Months ended
                    March 31, 1996 and 1995 (unaudited)

                    Consolidated Statements of Cash Flows            5
                    for the Three Months Ended March 31, 1996 and 1995 (unaudited)

                    Notes to Consolidated Financial Statements       7

      Item 2.       Management's Discussion and Analysis             9
                    of Financial Condition and Results
                    of Operations


PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings                                13

      Item 6 (A)    Exhibits and Reports on Form 8-K                 13

                                         13
PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                        SAYETT GROUP, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                    (Unaudited)
                                                      MARCH 31,   DECEMBER 31,
                                                        1996          1995

ASSETS
- ------
Current assets:
  Cash and cash equivalents                        $   568,610     $   678,300
  Note receivable - current                             43,003          81,451
  Prepaid expenses and other                            24,838           5,804
                                                   -----------      ----------

        Total current assets                           636,451         765,555
                                                   -----------      ----------

Property and equipment, net                             47,410          51,795

Note receivable - noncurrent                           206,997         218,549
Other assets                                            10,144
                                                   -----------      ----------

                                                   $   901,002     $ 1,035,899
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accrued expenses and other current liabilities   $    82,697     $    52,108
  Deferred revenue                                      11,250
                                                   -----------     -----------

        Total current liabilities                       93,947          52,108
                                                   -----------     -----------


Stockholders' equity:
  Common stock, $.01 par value.
     20,000,000 shares authorized; 6,353,191
     shares issued and outstanding at
     March 31, 1996
     and December 31, 1995                              63,532          63,532
  Additional paid-in capital                         7,205,602       7,205,602
  Accumulated deficit                               (6,462,079)     (6,285,343)
                                                    -----------     -----------

        Total stockholders' equity                     807,055         983,791
                                                    -----------     -----------

        Total liabilities and stockholders' equity  $  901,002     $ 1,035,899
                                                    ==========     ===========


See accompanying notes to consolidated financial statements.

                        SAYETT GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
                                    (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          1996        1995

Net sales                                             $       -    $  58,000
                                                                   ---------

Selling, general and administrative expenses            137,789      257,317
Research and development expenses                        52,479       91,189
                                                      ---------    ---------

        Operating loss                                 (190,268)    (290,506)

Other (expense) income:
  Interest income                                        15,109       15,131
  Amortization of excess purchase price over
     fair market value of assets acquired                            (57,538)
  Loss in investee companies                                        (193,728)
  Investment income (loss)                                             6,668
  Other income (expense), net                             1,269       (9,609)
                                                      ---------     ---------

        LOSS FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                            (173,890)    (529,582)

INCOME TAX EXPENSE                                        2,846          813
                                                      ---------     ---------

        LOSS FROM CONTINUING OPERATIONS                (176,736)    (530,395)

DISCONTINUED OPERATIONS:
  Income from operations of discontinued subsidiaries,
     net of income taxes                                              44,072

        NET LOSS                                     $ (176,736)  $ (486,323)
                                                     ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE:
  From continuing operations                         $     (.03)  $     (.09)
  From operations of discontinued subsidiaries                           .01
                                                     ----------   ----------
NET LOSS                                             $     (.03)  $     (.08)
                                                     ===========  ===========

Weighted average shares used in computing
net income (loss) per common share                    6,353,191    6,203,695
                                                     ===========  ==========


See accompanying notes to consolidated financial statements.

                        SAYETT GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                    (Unaudited)
                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                             1996        1995

Cash flows from operating activities:
  Net loss                                             $ (176,736)  $  (486,323)
  Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
     Depreciation and amortization                          4,385       175,593
     Amortization of excess purchase price over value
        of net assets acquired                                           57,538
     Equity in losses in investee companies                             193,728
     Changes in assets and liabilities:
        Marketable investment securities                                571,714
        Trade and other receivables, net                                (93,283)
        Inventories                                                     (99,114)
        Prepaid expenses and other assets                 (29,178)      (59,191)
        Accrued expenses and other liabilities             30,589       306,726
        Other                                              11,250        14,746
                                                         --------        ------

             Net cash provided (used) by operating
               activities                                (159,690)      582,134
                                                         ---------      -------

Cash flows from investing activities
     Capital expenditures                                              (263,500)
     Payable to investee                                               (375,000)
     Collection on notes receivable                        50,000
     Cash balance of investee upon purchase                              49,264
                                                         --------       -------

             Net cash provided (used) by investing
               activities                                  50,000      (589,236)
                                                         --------      ---------

Cash flows from financing activities                            0             0
                                                         --------      --------

Net decrease in cash and cash equivalents                (109,690)       (7,102)

Cash at beginning of period                               678,300     1,138,031
                                                         --------     ---------

Cash at end of period                                  $  568,610    $1,130,929
                                                       ==========    ==========


See accompanying notes to consolidated financial statements.

                        SAYETT GROUP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows, Continued
                                    (Unaudited)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             1996        1995



Supplemental disclosures of cash flow information:

  Cash paid during the period for:
     Interest                                            $     97    $      -
                                                         ========    ========
     Income taxes                                        $  2,846    $  1,613
                                                         ========    ========


Non-cash investing and financing activities:

On January 1, 1995, the Company converted its debentures in WAH-III Technology Corporation ("WAH-III") valued at $466,105 for common stock in WAH-III. On February 7, 1995, the Company issued 354,543 shares of common stock with an approximate value of $797,722 in conjunction with its investment in WAH-III Technology, Inc.





















See accompanying notes to consolidated financial statements.

                        SAYETT GROUP, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

(1)   Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Sayett Group, Inc. (the "Company"), the interim consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. The unaudited interim consolidated financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis as of and for the years ended December 31, 1995 and 1994.

      The consolidated statement of operations for the three months ended March 31, 1995 presented herein has been restated to reflect the operations of Sayett Technology, Inc. (sold on December 29, 1995) and Surmotech, Inc. (sold on July 1, 1995) as "Discontinued Operations."


(2)   Going Concern Uncertainty
      -------------------------

      The accompanying unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years, incurred a net loss in fiscal 1995 of $4,655,383, and incurred a net loss of $176,736 in the first quarter of 1996. Additionally, at March 31, 1996, the Company's accumulated deficit totaled $6,462,079, its stockholders' equity balance declined to $807,055 at March 31, 1996 from $983,791 as of December 31, 1995, and its total cash and cash equivalents totaled $568,610 at March 31, 1996, a decline of $109,690 from December 31, 1995. The Company's primary business activity is being conducted by WAH-III Technology Corporation ("WAH-III), its majority-owned subsidiary. The successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      In an effort to improve operating performance, the Company has been and will be implementing certain programs and strategies in 1996. These strategies include:

      . Raising of additional capital: a private placement and issuance of convertible preferred stock are currently being contemplated.

      . Outsourcing of all manufacturing activities with high volume manufacturing specialist that will be monitored by Company manufacturing/quality control engineering staff.

      . Developing strategic arrangements with potential customers to share developments costs.

      . Combining of marketing and sales activities of a small in-house sales engineering staff with commissioned representatives.

(3)   Loss in Investee Companies
      --------------------------

      On March 26, 1994, the Company acquired 40% of the common stock of InterVision Systems, Inc. ("ISI"), a newly formed Delaware Corporation that produces head-mounted displays utilizing a wearable computer, for $1,350,000. The Company accounted for this investment using the equity method of accounting which required that the original investment be recorded at cost and adjusted by the Company's share of undistributed earnings or losses of ISI. ISI generated a loss of approximately $925,286 for the period ended December 31, 1994. The Company lost an additional $193,728 for the three months ended March 31, 1995, indicating that the Company's investment was and continued to be significantly impaired. The Company measured the impairment of its investment by recording 100% of the loss generated by ISI in the consolidated financial statements since the Company essentially provided 100% of ISI's capitalization and, therefore, had all the capital-at-risk. The Company recorded losses until its investment in ISI was written down to zero as of September 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         GOING CONCERN UNCERTAINTY
         -------------------------

         The accompanying unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See Note 2 to the Consolidated Financial Statements for further discussion and a summary of management's plans.


         RESULTS OF OPERATIONS
         ---------------------

         Sayett Group, Inc. reported no sales from its continuing operations for the three months ended March 31, 1996. Net sales for the three months ended March 31, 1995 were $58,000 and represented sales of "Spatial Light Modulators"
(SLM) by the WAH-III Technology Corporation subsidiary (WAH-III). The Company believes that a significant increase in sales of its Spatial Light Modulator product will be required in order for the entity to continue as a going concern. The lack of significant sales improvement will have a material adverse affect upon the financial condition of the Company.

         Selling, general and administrative expenses declined by $119,528 or 46.5% when comparing the three months ended March 31, 1996 with the three months ended March 31, 1995. This reduction reflected payroll and administrative expense reductions implemented by the Company during the fourth quarter of 1995 which are expected to result in lower selling, general and administrative expenses for all of 1996.

         Research and development expenses recorded for the three months ended March 31, 1996 decreased $38,710 or 42.4% from the three months ended March 31, 1995 from $91,189 to $52,479. While the Company believes that it can complete the development and commercialization of the WAH-III SLM, additional, significant expenditures for research and development may be required. The inability of the Company to achieve full commercialization of the WAH-III product and the lack of sufficient financial resources to adequately fund development efforts could have a material adverse impact upon the financial condition of the Company.

         Other (non-operating) income and expenses combined to an aggregate non-operating income of $16,378 for the three months ended March 31, 1996. This compares with an aggregate net non-operating expense of $239,076 for the same period in the prior year. This significant change is primarily due to two factors.

         The first factor which negatively impacted non-operating performance for 1995 related to the purchase by Sayett of an 80.3% interest in WAH-III Technology Corporation which was completed during the first quarter of 1995. The purchase required amortization of the excess purchase price over the fair market value of WAH-III assets acquired (goodwill) which resulted in a charge of $57,538 for the first quarter of 1995. This charge did not exist for the 1996 period as the goodwill was written off during the fourth quarter of 1995 due to impairment. (See Note 4 to the Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-KSB for further discussion).

         The second factor related to non-operating performance related to an investment made by the Company in InterVision Systems, Inc. ("ISI") at the end of the first quarter of 1994. This investment which totaled $1,350,000 represented, essentially, 100% of ISI's capitalization. Because of the continued losses from ISI, the Company concluded that its investment in ISI had been impaired. As a measurement of the impairment, the Company recorded a 100% of the loss generated by ISI for the three months ended March 31, 1995 which totaled $193,728. The Company recorded losses until its investment in ISI was written down to zero as of September 30, 1995.

         Interest income recorded for the two periods being compared was relatively constant. It is anticipated that interest income will continue to decline until such time as the Company can secure additional financing.

         INCOME TAXES
         ------------

         Income tax expense represents minimum tax liabilities resulting from the Company's operations in California and New York State. No federal income tax benefit has been recorded because of the uncertainty of realizing the net operating loss carryforwards. While the Company has in excess of $4,000,000 of net operating loss carryforwards to be applied against future tax liabilities, the potential tax benefit associated with these items has been offset by a 100% valuation allowance due to the Company's limited operating history and recurring operating losses.

         LOSS FROM CONTINUING OPERATIONS
         -------------------------------

         As a result of the above factors, the Company recorded a loss from continuing operations of $173,890 for the three months ended March 31, 1996. During the same period in 1995, the Company recorded a loss from continuing operations of $529,582. Substantial operating performance improvements will be needed in the near term in order for the Company to continue as a going concern.

         DISCONTINUED OPERATIONS
         -----------------------

         On July 1, 1995, the Company sold Surmotech, Inc., a manufacturer of populated circuit boards. The Company also completed the sale of its Sayett Technology, Inc. subsidiary on December 29, 1995. As a result of these two sales, the net operating results for the two entities have been combined and reported as "income from operations of discontinued subsidiaries, net of income taxes." Although the aggregate income totaled $44,072 for the three months ended March 31, 1995, the consistent, recurring losses sustained by both companies prompted the Company to sell these entities in order to focus on its LCD manufacturing venture, WAH-III Technology Corporation.

         NET LOSS
         --------

         As a result of the above factors the Company recorded a net loss of $176,736 for the three month period ending March 31, 1996. The loss represented $0.03 per share for the first quarter 1996. During the same period in 1995, the Company recorded a net loss of $486,323, representing $0.08 per share. While the Company is taking steps to improve its operating and non-operating performance, there can be no assurance that the attempts by management at development of the product will be successful. Any delay in effecting operational performance improvement by the Company or in the further development of the SLM by WAH-III may have a material adverse impact upon the financial condition of the Company.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
         ----------------------------------------------------

         Net cash used by operating activities totaled $159,690 for the three months ended March 31, 1996 as a result of spending on selling, general and administrative expenses and research and development expenses. During the first quarter of 1996, the Company received a $50,000 payment on its note receivable related to the sale of one of its subsidiaries. The balance of the note ($250,000 as of March 31, 1996) is due in equal monthly installments of principal and interest of $5,069 extending through April 2001. The operating and investing activities identified above resulted in a net decrease in cash and cash equivalents of $109,690 for the first quarter of 1996. While the Company has implemented specific programs in order to address its operating performance and has shed previously unprofitable operations, there can be no assurance that the Company will be able to reverse its historical trend of declining cash and investment balances.

         LIQUIDITY
         ---------

         As of March 31, 1996, the Company had $568,610 in cash and cash equivalents. Net working capital approximated $542,000. Management does not believe that it currently has sufficient liquid assets in order to operate the Company through 1996 at the level necessary to develop and exploit the WAH-III technology. It is believed, therefore, that raising additional financing for the Company will be critical to its ultimate survival and will be required prior to the end of the third quarter of 1996.

         CAPITAL RESOURCES
         -----------------

         During the first quarter of 1996, the Company did not make any capital expenditures. Additional, substantial investments in capital equipment may be required for the Company to bring its WAH-III subsidiary closer to commercial production of a small liquid crystal display, also known as a spatial light modulator. The Company is currently seeking outside sources of capital to effect such funding. To this date, however, the Company has not been successful in securing such financing and any lack thereof will have a material adverse impact on the further development efforts at WAH-III and the financial viability of the Company.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Surmotech, Inc. has been sued in North Carolina relating to a lease for real property which was executed, but the space was never completed or occupied. The Company is vigorously defending this claim. The Company is not a party to any other currently pending legal proceedings, or contemplated governmental authority proceeding of which the Company is aware.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:                None
         (b)  Reports on Form 8-k:     None

                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 1996


                  Sayett Group, Inc.


                  By:   /s/  William E. Hollis
                        ----------------------
                        William E. Hollis
                        President and Chief Executive Officer