Form 10QSB/A
period 1996-03-31
SPATIALIGHT INC
filed 1996-07-23
CIK 881468

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
_____

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

                  27 - Financial Data Schedule

         (b)  Reports on Form 8-k:

                  None

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 8, 1996


                    Sayett Group, Inc.


                    By:     /s/ William E. Hollis
                          -------------------------------------
                          William E. Hollis
                          President and Chief Executive Officer