Form 10QSB
period 1996-06-30
SPATIALIGHT INC
filed 1996-08-14
CIK 881468

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

             For the quarterly period ended June 30, 1996

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from _______________ to _______________

                        Commission File Number 000-19828

                 Spatialight, Inc. (formerly Sayett Group Inc.)
                 ----------------------------------------------
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

                                 (415) 883-2693
                                 --------------
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No| |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,983,191 shares of common stock as of August 8, 1996.

                       SPATIALIGHT, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1996



                                Table of Contents


PART I              FINANCIAL INFORMATION

         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets dated                         3
                    June 30, 1996 (unaudited) and December 31, 1995

                    Consolidated Statements of Operations                     4
                    for the Three and Six Months Ended
                    June 30, 1996 and 1995 (unaudited)

                    Consolidated Statements of Cash Flows                     5
                    for the Six Months Ended June 30, 1996
                    and 1995 (unaudited)

                    Notes to Consolidated Financial Statements                7

         Item 2.    Management's Discussion and Analysis                      9
                    of Financial Condition and Results
                    of Operations


PART II.          OTHER INFORMATION

         Item 1.    Legal Proceedings                                         13

         Item 4.    Submission of Matters to a Vote of Security Holders       13

         Item 6 (A) Exhibits and Reports on Form 8-K                          13

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                       SPATIALIGHT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                          June 30,      December 31,
                                                            1996            1995
                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                             $   364,837    $   678,300
    Accounts Receivable                                       47,255
   Note receivable                                            46,971         81,451
    Inventory                                                 18,000
   Prepaid expenses and other assets                          35,072          5,804
                                                         -----------    -----------

            Total current assets                             512,135        765,555
                                                         -----------    -----------

Property and equipment, net                                   48,094         51,795

Long-term note receivable                                    196,434        218,549
Other assets                                                  11,888
                                                         -----------    -----------
            Total Assets                                 $   768,551    $ 1,035,899
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued expenses and other current liabilities        $   139,579    $    52,108
   Deferred revenue                                           32,000
                                                         -----------    -----------

            Total current liabilities                        171,579         52,108
                                                         -----------    -----------

Stockholders' equity:
   Common stock, $.01 par value
        20,000,000 shares authorized; 6,398,191
        shares issued and outstanding at June 30, 1996
        and December 31, 1995                                 63,982         63,982
   Additional paid-in capital                              7,205,152      7,205,152
   Accumulated deficit                                    (6,672,162)    (6,285,343)
                                                         -----------    -----------

            Total stockholders' equity                       596,972        983,791
                                                         -----------    -----------

            Total liabilities and stockholders' equity   $   768,551    $ 1,035,899
                                                         ===========    ===========

See accompanying notes to consolidated financial statements.

                       SPATIALIGHT, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                        Three Months ended            Six Months Ended
                                                             June 30,                      June 30,
                                                       1996           1995           1996           1995
                                                    -----------    -----------    -----------    -----------
Sales                                               $    76,100                   $    76,100    $    58,000
Cost of sales                                            18,000                        18,000
                                                    -----------                   -----------    -----------
        Gross Profit                                     58,000                        58,100         58,000
                                                    -----------                   -----------    -----------

Selling, general and administrative expenses            187,991    $   121,287        325,780        378,604
Research and development                                 77,946        171,132        130,425        262,321
                                                    -----------    -----------    -----------    -----------
         Operating loss                                (207,837)      (292,419)      (398,105)      (582,925)

Other income (expense):
    Interest income                                       3,457         25,099         18,566         40,230
    Amortization of excess of purchase price over
       fair market value of net assets acquired                        (74,654)                     (132,192)
    Loss of investee companies                                        (130,000)                     (323,728)
    Other income (expense), net                          (4,663)       (22,372)        (3,394)       (25,313)
                                                    -----------    -----------    -----------    -----------
Total Other income (expense)                             (1,206)      (201,927)        15,172       (441,003)
                                                    -----------    -----------    -----------    -----------
         Loss from continuing operations before
              income taxes                             (209,043)      (494,346)      (382,933)    (1,023,928)

Income tax expense                                        1,040         14,922          3,886         15,735
                                                    -----------    -----------    -----------    -----------

         Loss from continuing operations               (210,083)      (529,268)      (386,819)    (1,039,663)

Discontinued operations
     Loss from operations of discontinued
          subsidiaries, net of income taxes                           (270,977)                     (226,905)
                                                    -----------    -----------    -----------    -----------

          NET LOSS                                  $  (210,083)   $  (780,245)   $  (386,819)   $(1,266,568)
                                                    ===========    ===========    ===========    ===========

Net income (loss) per common share:
     From continuing operations                     $      (.03)   $      (.08)   $      (.06)   $      (.17)

     From operations of discontinued subsidiaries                         (.04)                         (.03)
                                                    -----------    -----------    -----------    -----------
Net Loss                                            $      (.03)   $      (.12)   $      (.06)   $      (.20)
                                                    ===========    ===========    ===========    ===========

Weighted average shares used in computing
          net loss per common share                   6,398,191      6,398,191      6,398,191      6,323,543
                                                    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements

                       SPATIALIGHT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                        1996           1995
                                                                     -----------    -----------
Cash flows from operating activities
   Net loss                                                          $  (386,819)   $(1,266,568)
   Adjustments to reconcile net loss to net cash provided
   (used) by operating activities:
       Depreciation and amortization                                       8,770        259,315
       Amortization of excess purchase price over value of
            net assets acquired                                                         132,192
       Equity losses in investee companies                                              323,728
       Changes in assets and liabilities:
            Marketable investment securities                                            571,714
            Trade and other receivables, net                             (47,255)       148,308
            Inventories                                                  (18,000)      (222,173)
            Prepaid expenses and other expenses                          (41,156)        71,492
            Accrued expense and other liabilities                         87,471        393,377
            Other                                                         33,526        (27,002)
                                                                     -----------    -----------

                  Net cash provided (used) by operating activities      (363,463)       384,383
                                                                     -----------    -----------

Cash flows from investing activities:
       Capital expenditures                                                            (276,045)
       Payable to investee                                                             (375,000)
       Collection on notes receivable                                                    50,000
       Cash balance of investee upon purchase                                            49,264
                                                                     -----------    -----------

              Net cash provided (used) by investing activities            50,000       (601,781)
                                                                     -----------    -----------

Cash flows from financing activities
                                                                               0              0

Net decrease in cash and cash equivalents                               (313,463)      (217,398)

Cash at beginning of period                                              678,300      1,138,031
                                                                     -----------    -----------

Cash at end of period                                                $   364,837    $   920,633
                                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

                       SPATIALIGHT, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                          1996           1995
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
        Interest                                       $        -    $        -
                                                       ===========   ===========
        Income taxes                                   $     3,886   $    16,535
                                                       ===========   ===========


Non-cash investing and financing activities:

On January 1, 1995, the Company converted its debentures in WAH-III Technology Corporation ("WAH-III") valued at $466,105 for common stock in WAH-III. On February 7, 1995, the Company issued 354,543 shares of common stock with an approximate value of $797,722 in conjunction with its investment in WAH-III.

                       SPATIALIGHT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Spatialight, Inc. ("Spatialight" or "the Company"), formerly known as Sayett Group Inc., the interim consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995 respectively. The unaudited interim consolidated financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis as of and for the years ended December 31, 1995 and 1994.

         The consolidated statement of operations for the three and six months ended June 30, 1995 presented herein has been restated to reflect the operations of Sayett Technology, Inc. (sold on December 29, 1995) and Surmotech, Inc. (sold on July 1, 1995) as "Discontinued Operations." In addition, certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(2)      Results of Operations and Management Plans for Additional Financing

         The Company incurred significant operating losses in each of the last five fiscal years, incurred a net loss in fiscal 1995 of $4,655,383, and incurred a net loss of $386,819 in the first six months of 1996. Additionally, at June 30, 1996, the Company's accumulated deficit totaled $6,672,162, its stockholders' equity balance declined to $596,972 at June 30, 1996 from $983,791 as of December 31, 1995, and its total cash and cash equivalents totaled $364,837 at June 30, 1996, a decline of $313,463 from December 31, 1995.

         The Company has been and will be implementing certain programs and strategies in 1996. These strategies include:

         o  Raising of additional capital (see below)

         o Continue engineering of current reflective AMLCD to achieve XVGA resolution (1280 X 1024)

         o Developing strategic arrangements with potential high volume customers and high volume wafer fabrication suppliers

         o Continue outsourcing of all manufacturing activities and recruitment of a high volume manufacturing specialist that will monitor subcontractor manufacturing and quality control

         The Company's primary business activity is being conducted by Spatialight of California Inc. ("SOC"), formerly known as WAH-III, its majority-owned subsidiary. The successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. There can be no assurance that the Company will ever be able to achieve revenues in excess of expenses. The Company expects to incur substantial losses and substantial negative cash flows from operating activities in the foreseeable future.

         July 1996 Equity Financing

         On July 11, 1996, the Company sold 1,585,000 shares of its common stock, par value $.01, at $1.125 per share or $1,783,125 in gross proceeds. In conjunction with the sale of common stock, the Company also issued warrants to purchase an additional 1,585,000 shares of the Company's common stock, exercisable at any time prior to July 15, 2001, at an exercise price of $1.00 before July 15, 1997, $1.25 through July 1999 and $1.50 thereafter.

         The Company believes that its existing cash and cash equivalents, combined with the proceeds from the sale of the Company's common stock as discussed above, will be sufficient to sustain the Company's current level of operations and meet its financial obligations through the end of 1996 and into 1997.

(3)      Loss in Investee Companies

         On March 26, 1994, the Company acquired 40% of the common stock of InterVision Systems, Inc. ("ISI"), a newly formed Delaware Corporation that produces head-mounted displays utilizing a wearable computer, for $1,350,000. The Company accounted for this investment using the equity method of accounting which required that the original investment be recorded at cost and adjusted by the Company's share of undistributed earnings or losses of ISI. ISI generated a loss of approximately $925,286 for the period ended December 31, 1994. The Company lost an additional $323,728 for the six months ended June 30, 1995, indicating that the Company's investment was and continued to be significantly impaired. The Company measured the impairment of its investment by recording 100% of the loss generated by ISI in the consolidated financial statements since the Company essentially provided 100% of ISI's capitalization and, therefore, had all the capital-at-risk. The Company recorded losses until its investment in ISI was written down to zero as of September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Any forward looking statements contained in the following discussion or elsewhere in this document involve risks and uncertainties which may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including those discussed in this document.

     Overview

     In May 1996, the Board of Directors approved a change in the company's name from Sayett Group, Inc. to Spatialight, Inc. ("Spatialight" or "the Company"), and changed the name of its majority-owned subsidiary, WAH-III to Spatialight of California Inc. ("SOC"). The Company's stock trades under the NASDAQ SmallCap Market symbol "SLHT."

     Spatialight is involved in an effort to commercialize a small, high resolution active matrix liquid crystal display (LCD) which would be manufactured domestically and provide high quality images at a significant reduction in cost. The Company has been producing a limited number of prototype display systems. These displays have been made available to potential customers who are involved in the development of applications of this technology including head-mount displays, optical computing, computer monitors and other projection applications.

     On July 11, 1996, the Company sold 1,585,000 shares of its common stock, par value $.01, at $1.125 per share or $1,783,125 in gross proceeds. In conjunction with the sale of common stock, the Company also issued warrants to purchase an additional 1,585,000 shares of the Company's common stock, exercisable at any time prior to July 15, 2001, at an exercise price of $1.00 before July 15, 1997, $1.25 through July 1999 and $1.50 thereafter.

     Results of Operations

     Spatialight reported sales of $76,100 for the three months and six months ended June 30, 1996 as compared to sales of $0 and $58,000 for the three months and six months ended June 30, 1995. Revenues resulted from the sales of the "Spatial Light Modulators" (SLM) by SOC to large corporate research departments. The Company is continuing to work on improving its technological capabilities and its production capacity and believes that a significant increase in sales of its Spatial Light Modulator product will be required in order for the entity to continue to meet its financial obligations and operating plans. The lack of significant sales improvement could have a material adverse affect upon the financial condition of the Company.

     Selling, general and administrative expenses increased $66,704 or 55% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase was due to an increase in selling and marketing efforts attributable to the sales which occurred in the second quarter 1996. Selling, general and administrative expenses declined by $52,824 or 14% when comparing the six months ended June 30, 1996 with the six months ended June 30, 1995. This reduction for the six month period reflected payroll and administrative expense reductions implemented by the Company during the fourth quarter of 1995 which resulted in lower general and administrative expenses for the first quarter of

1996. However, as sales start to improve, selling expenses will rise as a result of implementing marketing strategies.

     Research and development expenses declined by $93,186 or 54% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and declined $131,896 or 50% when comparing the six months ended June 30, 1996 with the six months ended June 30, 1995. While the Company believes that it can complete the development and commercialization of the SLM, additional, significant expenditures for research and development and capital equipment will be required. The inability of the Company to achieve full commercialization of the SLM products and the lack of sufficient financial resources to adequately fund development efforts could have a material adverse impact upon the financial condition of the Company.

     Other (non-operating) income and expenses combined to an aggregate non-operating expense of $1,206 for the three months ended June 30, 1996 as compared with an aggregate net non-operating expense of $201,927 for the same period in the prior year. Other (non-operating) income and expenses combined to an aggregate non-operating income of $15,172 for the six months ended June 30, 1996 as compared with an aggregate net non-operating expense of $441,003 for the same period in the prior year. These significant changes are primarily due to two factors.

     The first factor which negatively impacted non-operating performance for 1995 related to the purchase by Spatialight of an 80.3% interest in Spatialight of California Inc. which was completed during the first quarter of 1995. The purchase required amortization of the excess purchase price over the fair market value of SOC assets acquired (goodwill) which resulted in a charge of $74,654 for the second quarter of 1995 and $132,192 for the six months ended June 30, 1995. This charge did not exist for the 1996 period as the goodwill was written off during the fourth quarter of 1995 due to impairment. (See Note 4 to the Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-KSB for further discussion).

     The second factor related to non-operating performance related to an investment made by the Company in InterVision Systems, Inc. ("ISI") at the end of the first quarter of 1994. This investment which totaled $1,350,000 represented, essentially, 100% of ISI's capitalization. Because of the continued losses from ISI, the Company concluded that its investment in ISI had been impaired. As a measurement of the impairment, the Company recorded a 100% of the loss generated by ISI for the three months ended June 30, 1995 which totaled $130,000 and for the six months ended June 30, 1995 which totaled $323,728. The Company recorded losses until its investment in ISI was written down to zero as of September 30, 1995.

     Interest income for the three months ended June 30, 1996 was $3,457 as compared to $25,099 for the three months ended June 30, 1995, and for the six months ended June 30, 1996 was $18,566 as compared to $40,230 for the six months ended June 30, 1995. The decrease for both periods was due to the significant decline in the Company's cash balances.

     Income Taxes

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

     Loss from Continuing Operations

     As a result of the above factors, the Company recorded a loss from continuing operations of $210,083 for the three months ended June 30, 1996 and $386,819 for the six months ended June 30, 1996. During the same periods in 1995, the Company recorded a loss from continuing operations of $529,268 and $1,039,663, respectively.

     Discontinued Operations

     On July 1, 1995, the Company sold Surmotech, Inc., a manufacturer of populated circuit boards. The Company also completed the sale of its Sayett Technology, Inc. subsidiary on December 29, 1995. As a result of these two sales, the net operating results for the two entities have been combined and reported as "Loss from operations of discontinued subsidiaries, net of income taxes." The aggregate losses totaled $270,977 and $226,905 for the three and six months ended June 30, 1995 respectively. The consistent, recurring losses sustained by both companies prompted the Company to sell these entities in order to focus on its LCD manufacturing venture, Spatialight of California Inc.

     Net Loss

     As a result of the above factors the Company recorded a net loss of $210,083 or $.03 loss per share for the three months ended June 30, 1996 and a net loss of $386,819 or $.06 loss per share for the six months ending June 30, 1996. During the same periods in 1995, the Company recorded a net loss of $780,245 representing $.12 loss per share and $1,266,568 or $0.20 loss per share, respectively. While the Company is taking steps to improve its performance, there can be no assurance that the attempts by management at development of the product will be successful. Any delay in effecting operational performance improvement by the Company or in the further development of the SLM by SOC may have a material adverse impact upon the financial condition of the Company.

     Financial Condition, Liquidity and Capital Resources

     Net cash used by operating activities totaled $363,463 for the six months ended June 30, 1996 as a result of spending on selling, general and administrative expenses and research and development expenses.

     As of June 30, 1996, the Company had $364,837 in cash and cash equivalents. Net working capital was $340,556. With the infusion of approximately $1,800,000 gross proceeds from the sale of common stock in July 1996 as described above, management believes that it currently has sufficient cash in order to operate the Company through 1996 and into 1997 at a level necessary to meet its financial obligations and operating plans.

     During the six months ended June 30, 1996, the Company had no capital expenditures. Additional, substantial investments in capital equipment will be required for the Company to bring its SOC subsidiary closer to commercial production of a small liquid crystal display, also known as a spatial light modulator.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Surmotech, Inc. has been sued in North Carolina relating to a lease for real property which was executed, but the space was never completed or occupied. The Company is vigorously defending this claim. The Company is not a party to any other currently pending legal proceedings, or contemplated governmental authority proceeding of which the Company is aware.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of the Stockholders of the Company held on May 17, 1996, the stockholders of the Company approved the following:

o The appointment of the Board of Directors consisting of six Directors. Each Director shall hold office until the next annual meeting of shareholders and until the successor of the Director is duly elected and qualifies.

o Appointment of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1996.

o Amendment of the Certificate of Incorporation of the Company to change the Company's name to Spatialight, Inc.

The table below sets forth the number of votes case for or withheld for each nominee to the Company's Board of Directors, as well as votes cast for other proposals discussed above at the May 17, 1996 Shareholders Meeting:

                              Election of Directors

         Nominee                               For              Withheld
         -------                               ---              --------

Michael H. Burney                            5,973,642            65,250
William E. Hollis                            5,973,642            65,250
Edward J. Kelly                              5,973,642            65,250
Alan S. Lockwood                             5,973,642            65,250
Lawrence J. Matteson                         5,973,642            65,250
Thomas D. Stahl                              5,973,642            65,250

As to the proposal to appoint Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 1996:

                    6,012,217       shares have voted FOR

                       15,150       shares have voted AGAINST and

                       11,525       shares have ABSTAINED.

As to the proposal to amend the Certificate of Incorporation of the Company to change the Company's name to Spatialight, Inc.:

                    5,887,217       shares have voted FOR

                       49,600       shares have voted AGAINST and

                       20,225       shares have ABSTAINED.




Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             27 - Financial Data Schedule

        (b)  Reports on Form 8-k:

             None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 1996


                                    Spatialight, Inc.


                                    By:  /s/   William E. Hollis
                                         -------------------------
                                         William E. Hollis
                                         President and Chief Executive Officer