Form 10QSB
period 1996-09-30
SPATIALIGHT INC
filed 1996-11-14
CIK 881468

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the quarterly period ended September 30, 1996

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,983,191 shares of common stock as of October 30, 1996.

                       SPATIALIGHT, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1996



                                Table of Contents


PART I              FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets dated             3
                    September 30, 1996 and December 31, 1995 (unaudited)

                    Condensed Consolidated Statements of Operations         4
                    for the Three and Nine Months Ended
                    September 30, 1996 and 1995 (unaudited)

                    Condensed Consolidated Statements of Cash Flows         5
                    for the Nine Months Ended September 30, 1996 and 1995 (unaudited)

                    Notes to Condensed Consolidated Financial Statements    6

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                           10


PART II.            OTHER INFORMATION

         Item 1.    Legal Proceedings                                       13


         Item 6 (A) Exhibits and Reports on Form 8-K                        13

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                       SPATIALIGHT, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                               September 30,   December 31,
                                                                   1996            1995
                                                                -----------    -----------
ASSETS

Current assets:
   Cash and cash equivalents                                    $   486,693    $   678,300
   Short-term investments available-for-sale                      1,186,837
   Note receivable                                                                  81,451
   Inventory                                                         98,058
   Prepaid expenses and other assets                                 12,647          5,804
                                                                -----------    -----------

            Total current assets                                  1,784,235        765,555
                                                                -----------    -----------

Property and equipment, net                                          54,598         51,795

Long-term note receivable, net                                      121,703        218,549
Other assets                                                         11,883
                                                                -----------    -----------
            Total Assets                                        $ 1,972,419    $ 1,035,899
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities: Accounts payable and accrued expenses      $   192,483    $    52,108
                                                                -----------    -----------

Stockholders' equity:
   Common stock, $.01 par value
        20,000,000 shares authorized; 7,983,191 and 6,398,191
        shares issued and outstanding at September 30, 1996
        and December 31, 1995                                        79,832         63,982
   Additional paid-in capital                                     8,766,801      7,205,152
   Accumulated deficit                                           (7,066,697)    (6,285,343)
                                                                -----------    -----------

            Total stockholders' equity                            1,779,936        983,791
                                                                -----------    -----------

            Total liabilities and stockholders' equity          $ 1,972,419    $ 1,035,899
                                                                ===========    ===========



See accompanying notes to condensed consolidated financial statements.

                       SPATIALIGHT, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Three Months Ended              Nine Months Ended
                                                                          September 30,                  September 30,
                                                                       1996           1995           1996            1995
                                                                    -----------    -----------    -----------    -----------
Sales                                                               $    32,000    $    55,687    $   108,100    $   113,687
Cost of sales                                                            38,285         17,778         56,285         17,778
                                                                    -----------    -----------    -----------    -----------
        Gross profit (loss)                                              (6,285)        37,909         51,815         95,909

Selling, general and administrative expenses                            213,300         81,318        539,080        406,662
Research and development                                                 65,410        151,374        195,835        466,955
Write-down of Note Receivable                                           121,702           --          121,702           --
                                                                    -----------    -----------    -----------    -----------

        Operating loss                                                 (406,697)      (194,783)      (804,802)      (777,708)

Other income (expense):
    Interest income                                                      21,091         19,527         39,657         59,757
    Amortization of excess of purchase price over
       fair market value of net assets acquired                                        (74,654)                     (206,846)
    Loss of investee companies                                                        (100,986)                     (424,714)
    Other expense, net                                                   (7,976)         7,994        (11,370)       (17,319)
                                                                    -----------    -----------    -----------    -----------
               Total other income (expense)                              13,115       (148,119)        28,287       (589,122)
                                                                    -----------    -----------    -----------    -----------
   Loss from continuing operations before
      income taxes                                                     (393,582)      (342,902)      (776,515)    (1,366,830)
Income tax expense (benefit)                                                953        (14,337)         4,839          1,398
                                                                    -----------    -----------    -----------    -----------
         Loss from continuing operations                               (394,535)      (328,565)      (781,354)    (1,368,228)

Discontinued operations
     Loss from operations of discontinued
          subsidiaries, net of income taxes                                           (521,669)                     (748,574)
     Loss on disposal of discontinued
          subsidiaries, net of income taxes                                --          (19,119)         --           (19,119)
                                                                    -----------    -----------    -----------    -----------
          NET LOSS                                                  $  (394,535)   $  (869,353)   $  (781,354)   $(2,135,921)
                                                                    ===========    ===========    ===========    ===========
Net loss per common share:
     From continuing operations                                     $      (.05)   $      (.05)   $      (.11)   $      (.22)
     From operations of discontinued subsidiaries                                         (.09)                         (.12)
     From disposal of discontinued subsidiaries                            --             --            --             --
                                                                    -----------    -----------    -----------    -----------
Net Loss                                                                 $.(05)    $      (.14)   $      (.11)   $      (.34)
                                                                    ===========    ===========    ===========    ===========
Weighted average shares used in computing

          net loss per common share                                   7,810,908      6,353,191      6,854,097      6,303,359
                                                                    ===========    ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements

                       SPATIALIGHT, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                     1996          1995
                                                                                 -----------    -----------
Cash flows from operating activities
Net loss                                                                         $  (781,354)   $(2,135,921)
   Adjustments to reconcile net loss to net cash provided
   (used) by operating activities:
       Depreciation and amortization                                                  13,579        310,503
       Write-down of note receivable                                                 121,702
       Amortization of excess of purchase price over
            fair market value of net assets acquired                                                206,846
       Equity losses in investee companies                                                          424,714
   Changes in assets and liabilities :
            Marketable investment securities                                                        571,714
            Trade and other receivables                                                             232,689
            Inventories                                                              (98,058)       282,818
            Prepaid expenses and other assets                                        (18,726)        93,475
            Accrued expense and other liabilities                                    140,375        144,725
            Other                                                                     (7,343)         --
                                                                                 -----------    -----------

                  Net cash provided (used) by operating activities                  (629,825)       131,563
                                                                                 -----------    -----------

Cash flows from investing activities:
       Purchase of short-term investments available-for-sale                      (1,172,899)
       Capital expenditures                                                          (16,382)      (292,612)
       Collection on notes receivable                                                 50,000
       Sale of capital assets                                                                       162,717
       Cash paid for net assets acquired                                                           (375,000)
       Cash balance of investee upon purchase                                           --           49,264
                                                                                 -----------    -----------
              Net cash used by investing activities                               (1,139,281)      (455,631)
                                                                                 -----------    -----------
Cash flows from financing activities:
       Proceeds from the sale of common stock issued-net                           1,577,499          --
                                                                                 -----------    -----------

Net decrease in cash and cash equivalents                                           (191,607)      (324,068)

Cash and cash equivalents at beginning of period                                     678,300      1,138,031
                                                                                 -----------    -----------

Cash and cash equivalents at end of period                                       $   486,693    $   813,963
                                                                                 ===========    ===========



See accompanying notes to condensed consolidated financial statements

                                   (Unaudited)


                                                              Nine Months Ended
                                                                September  30,
                                                               1996        1995

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
        Interest                                            $    --     $  --
                                                            =========   =======
        Income taxes                                        $   4,839   $17,120
                                                            =========   =======

Non-cash investing and financing activities:

On January 1, 1995, the Company converted its debentures in WAH-III Technology Corporation ("WAH-III") valued at $466,105 for common stock in WAH-III. On February 7, 1995, the Company issued 354,543 shares of common stock with an approximate value of $797,773 in conjunction with its investment in WAH-III.

                       SPATIALIGHT, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Spatialight, Inc. ("Spatialight" or "the Company"), formerly known as Sayett Group Inc., the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments, except as discussed below) necessary for a fair presentation of the Company's financial condition as of September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 respectively. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis as of and for the years ended December 31, 1995 and 1994.

         The condensed consolidated statement of operations for the three and nine months ended September 30, 1995 presented herein has been restated to reflect the operations of Sayett Technology, Inc. (sold on December 29, 1995) and Surmotech, Inc. (sold on July 1, 1995) as "Discontinued Operations." In addition, certain reclassifications have been made to prior period amounts to conform to the current period presentation.


(2)      Short-term Investments Available-for-Sale

         The Company's short-term investments at September 30, 1996 are classified as available for sale and reported at fair value. Net unrealized gains and losses will be excluded from earnings and reported as a separate component of stockholders' equity. The investments are currently being held until such time that the funds are needed for operations.


(3)      Results of Operations and Management Plans for Additional Financing

         The Company incurred significant operating losses in each of the last five fiscal years, incurred a net loss in fiscal 1995 of $4,655,383, and incurred a net loss of $781,354 in the first nine months of 1996. At September 30, 1996, the Company's accumulated deficit totaled $7,066,697.

         On July 11, 1996, the Company sold 1,585,000 shares of its common stock, par value $.01, at $1.125 per share or $1,783,125 in gross proceeds. In conjunction with the sale of common stock, the Company also issued warrants to purchase an additional 1,585,000 shares of the Company's common stock, exercisable at any time prior to July 15, 2001, at an exercise price of $1.00 before July 15, 1997, $1.25 through July 1999 and $1.50 thereafter. Net proceeds received by the

         Company related to this placement were $1,577,499.

         On November 11, 1996, in connection with the approval by the investors to permit a future additional offering of common stock (relating to the Company's planned stock exchange for the remaining 20% common shares of Spatialight of California (formerly WAH-III) owned by the original owners), the Company entered into an Amendment Agreement which re-priced the July 11, 1996 offering (at $1.125 per share) to $.8352 per share and issued an additional 550,000 shares to the original investors.

         The Company has been and will be implementing certain programs and strategies in 1996 and 1997. These strategies include:

         o Continue engineering of current reflective AMLCD to improve resolution (800 X 600 and 1280 X 1024)

         o Developing strategic arrangements with potential high volume customers and high volume wafer fabrication suppliers

         o Continue outsourcing of all manufacturing activities and recruitment of additional engineering talent to support development efforts

         o  Raise additional capital if necessary

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

         The Company believes that its existing cash and cash equivalents will be sufficient to sustain the Company's current level of operations and meet its financial obligations through the end of 1996 and into 1997.

(4)      Loss in Investee Companies

         On March 26, 1994, the Company acquired 40% of the common stock of InterVision Systems, Inc. ("ISI"), a newly formed Delaware Corporation that produces head-mounted displays utilizing a wearable computer, for $1,350,000. The Company accounted for this investment using the equity method of accounting which required that the original investment be recorded at cost and adjusted by the Company's share of undistributed earnings or losses of ISI. ISI generated a loss of approximately $925,286 for the period ended December 31, 1994. The Company lost an additional $424,714 for the nine months ended September 30, 1995, indicating that the Company's investment was and continued to be significantly impaired. The Company measured the impairment of its investment by recording 100% of the loss generated by ISI in the consolidated financial statements since the Company essentially provided 100% of ISI's capitalization and, therefore, had all the capital-at-risk. As of September 30, 1995, the entire investment in ISI by the Company had been written off.

(5)      Write-down of Note Receivable

         In September 1996, based on management's current assessment of collectibility, the Company wrote down its note receivable by $121,702. Management believes the remaining balance of $121,703 at September 30, 1996 will be collected in full.

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

     Overview

     In May 1996, the Board of Directors and shareholders approved a change in the company's name from Sayett Group, Inc. to Spatialight, Inc. and changed the name of its majority-owned subsidiary, WAH-III, to Spatialight of California, Inc. ("SOC"). The Company's stock trades under the NASDQ SmallCap Market symbol "SLHT".

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


     Results of Operations

     Spatialight reported sales of $32,000 and $108,100 for the three months and nine months ended September 30, 1996, respectively as compared to sales of $55,687 and $113,687 for the three months and nine months ended September 30, 1995. Revenues resulted from the sales of the "Spatial Light Modulators" by SOC to large corporate research departments and to a development project with a major consumer products company using their technology. The Company is continuing to work on improving its technological capabilities and its production capacity and believes that a significant increase in sales of its Spatial Light Modulator product will be required in order for the entity to continue to meet its financial obligations and operating plans. The lack of significant sales improvement could have a material adverse affect upon the financial condition of the Company.

     Selling, general and administrative expenses increased $131,982 or 162% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Selling, general and administrative expenses increased by $132,418 or 33% when comparing the nine months ended September 30, 1996 with the nine months ended September 30, 1995. The increase was due to an increase in efforts to identify potential product applications, sub-contract suppliers, and initial increases in infrastructure support costs.

     Research and development expenses declined by $85,964 or 57% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and declined $271,120 or 58% when comparing the nine months ended September 30, 1996 with the nine months ended September 30, 1995. While the Company believes that it can complete the development and commercialization of the SLM, additional, significant expenditures for research and development and capital equipment will be required. The inability of the Company to achieve full commercialization of the SLM products and the lack of sufficient financial resources to adequately fund development efforts could have a material adverse impact upon the financial condition of the Company.

     In the third quarter of 1996, management determined that a note receivable related to the sale of a subsidiary in 1995 was not fully collectible. The Company has recorded an allowance of $121,072 to reduce the carrying amount of the note to management's best estimate of the amount that will be collected.

     Other Income (Expense), net

     Other income (expense) net totaled $13,115 for the three months ended September 30, 1996 as compared with other expense, net of $148,119 for the same period in the prior year. Other income was $28,287 for the nine months ended September 30, 1996 other expense, net of $589,122 for the same period in the prior year. These significant changes are primarily due to two factors.

     The first factor which negatively impacted non-operating performance for 1995 related to the purchase by Spatialight of an 80.3% interest in Spatialight of California Inc. which was completed during the first quarter of 1995. The purchase required amortization of the excess purchase price over the fair market value of SOC assets acquired (goodwill) which resulted in a charge of $74,654 for the third quarter of 1995 and $206,846 for the nine months ended September 30, 1995. This charge did not exist for the 1996 period as the goodwill was written off during the fourth quarter of 1995 due to impairment. (See Note 4 to the Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-KSB for further discussion).

     The second factor which affected non-operating performance in 1995 related to an investment made by the Company in InterVision Systems, Inc. ("ISI") at the end of the first quarter of 1994. This investment which totaled $1,350,000 represented, essentially, 100% of ISI's capitalization. Because of the continued losses from ISI, the Company concluded that its investment in ISI had been impaired. As a measurement of the impairment, the Company recorded 100% of the loss generated by ISI, up to the total of the Company's investment in ISI, which totaled $100,896 and $424,714 for the three months and nine months ended September 30, 1995.

     Interest income for the three months ended September 30, 1996 was $21,092 as compared to $19,527 for the three months ended September 30, 1995, and for the nine months ended September 30, 1996 was $39,657 as compared to $59,757 for the nine months ended September 30, 1995 as a result of fluctuations in the Company's cash balances.

     Income Taxes

     Income tax expense represents minimum tax liabilities resulting from the Company's operations in California and New York State. No federal income tax benefit has been recorded because of the uncertainty of realizing the net operating loss carryforwards.

     Loss from Continuing Operations

     As a result of the above factors, the Company recorded a loss from continuing operations of $394,535 for the three months ended September 30, 1996 and $781,354 for the nine months ended September 30, 1996. During the same periods in 1995, the Company recorded a loss from continuing operations of $528,565 and $1,368,228 respectively.

     Discontinued Operations

     On July 1, 1995, the Company sold Surmotech, Inc., a manufacturer of populated circuit boards. The Company also completed the sale of its Sayett Technology, Inc. subsidiary on December 29, 1995. As a result of these two sales, the net operating results for the two entities have been combined and reported as "Loss from operations of discontinued subsidiaries, net of income taxes." The aggregate losses totaled $521,669 and $748,574 for the three and nine months ended September 30, 1995, respectively. The consistent, recurring losses sustained by both companies prompted the Company to sell these entities in order to focus on its LCD manufacturing venture, Spatialight of California Inc.

     Net Loss

     As a result of the above factors the Company recorded a net loss of $394,535 or $.05 loss per share for the three months ended September 30, 1996 and a net loss of $781,354 or $.11 loss per share for the nine months ending September 30, 1996. During the same periods in 1995, the Company recorded a net loss of $869,353 representing $.14 loss per share and $2,135,921 or $.34 loss per share, respectively. While the Company is taking steps to improve its performance, there can be no assurance that the attempts by management at development of the product will be successful. Any delay in effecting operational performance improvement by the Company or in the further development of the SLM by SOC may have a material adverse impact upon the financial condition of the Company.

     Financial Condition, Liquidity and Capital Resources

     Net cash used by operating activities totaled $629,825 for the nine months ended September 30, 1996 as a result of spending on selling, general and administrative expenses and research and development expenses.

     As of September 30, 1996, the Company had $486,693 in cash and cash equivalents. Net working capital was $1,591,752. With the infusion of $1,577,499 net proceeds from the sale of common stock in July 1996 as described above, management believes that it currently has sufficient cash in order to operate the Company through 1996 and into 1997 at a level necessary to meet its financial obligations and operating plans.

     During the nine months ended September 30, 1996, the Company had no significant capital expenditures. Additional, substantial investments in capital equipment will be required for the Company to bring its SOC subsidiary closer to commercial production of a small liquid crystal display, also known as a spatial light modulator.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

              Surmotech, Inc. has been sued in North Carolina relating to a lease for real property which was executed, but the space was never completed or occupied. The Company was named as an additional defendant in that case in September, 1996. The Company is vigorously defending this claim. The Company is not a party to any other currently pending legal proceedings, or contemplated governmental authority proceeding of which the Company is aware.

Item 4.       Submission of Matters to a Vote of Shareholders

              There were no matters submitted to shareholders for a vote during the third quarter of 1996.


Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                   27 - Financial Data Schedule

              (b)  Reports on Form 8-k:

                   On July 10, 1996, the Company filed Form 8-K describing the execution of a definitive agreement relating to the proposed sale of 2,000,000 shares of its common stock to three investors and the grant of warrants to purchase an additional 2,000,000 shares. Form 8-KA relating thereto was filed July 26, 1996 and Form 8-K/A (Amendment No. 2) relating thereto was filed on September 17, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November  14, 1996


                                    Spatialight, Inc.


                                    By:   /s/   William E. Hollis
                                          --------------------------------------
                                          William E. Hollis
                                          President and Chief Executive Officer