Form 10KSB/A
period 1995-12-31
SPATIALIGHT INC
filed 1996-11-27
CIK 881468

                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

                              -------------------------
                                    FORM 10-KSB/A

                          AMENDMENT TO APPLICATION OR REPORT
                     FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


                     SPATIALIGHT, INC. (F/K/A SAYETT GROUP, INC.)
--------------------------------------------------------------------------------
                  (Exact name of registrant as specified in charter)


                                   AMENDMENT NO. 1

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB as set forth in the pages attached hereto:

    ITEM 7.  FINANCIAL STATEMENTS.

         The information required by this item is incorporated by reference to the reissued Consolidated Financial Statements and Notes thereto set forth on pages 2 - __ herein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Spatialight, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Spatialight, Inc. and subsidiaries (the "Company") (formerly Sayett Group, Inc.) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spatialight, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's primary business activity is in the development stage as of December 31, 1995. As discussed in Note 1 to the consolidated financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. As further discussed in Note 2 to the consolidated financial statements, the Company's recurring operating losses and the continuing decline in stockholders' equity raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Deloitte & Touche LLP
San Francisco, California
February 29, 1996 (November 11, 1996 as to Notes 5 and 10)

SPATIALIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------


                                                               1995                1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents, including short-term
    investments of $670,757 and $940,986                  $   678,300        $  1,138,031
  Investments                                                       -             571,714
  Note receivable - current (Notes 2 and 10)                   81,451                   -
  Prepaid expenses and other current assets                     5,804              81,166
  Accounts receivable, less allowance for doubtful
    accounts of $152,000 in 1994                                    -             984,020
  Other receivables                                                 -             124,763
  Inventories (Note 2)                                              -           1,481,842
                                                          -----------        ------------
           Total current assets                               765,555           4,381,536
                                                          -----------        ------------
PROPERTY AND EQUIPMENT, Net (Note 3)                           51,795             482,019
                                                          -----------        ------------

OTHER ASSETS:
  Note receivable - noncurrent (Notes 2 and 10)               218,549                   -
  Notes receivable from investee, net (Note 4)                      -             666,105
  Investment (Note 5)                                               -             424,714
  Other assets                                                      -              61,400
                                                          -----------        ------------
           Total other assets                                 218,549           1,152,219
                                                          -----------        ------------
TOTAL ASSETS                                              $ 1,035,899        $  6,015,774
                                                          -----------        ------------
                                                          -----------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses and other current liabilities            $  52,108           $  68,812
  Accounts payable                                                  -             547,581
  Product warranty                                                  -             182,930
  Amount payable to investee (Note 5)                               -             375,000
                                                          -----------        ------------
           Total current liabilities                           52,108           1,174,323
                                                          -----------        ------------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

STOCKHOLDERS' EQUITY (Notes 7 and 10):
  Common stock, $.01 par value:
    20,000,000 shares authorized; issued and outstanding
      6,353,191 shares and 5,998,648 shares                    63,532              59,986
  Additional paid-in capital                                7,205,602           6,411,425
  Retained deficit                                         (6,285,343)         (1,629,960)
                                                          -----------        ------------
           Total stockholders' equity                         983,791           4,841,451
                                                          -----------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,035,899        $  6,015,774
                                                          -----------        ------------
                                                          -----------        ------------


See notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------


                                                               1995                1994

NET SALES (Note 8)                                        $    95,857        $          -

OPERATING EXPENSES:
  Cost of sales                                                32,786                   -
  Selling, general and administrative expenses                503,940             820,708
  Research and development expenses                           509,766                   -
  Other expense (Note 4)                                    1,475,965                   -
                                                          -----------        ------------
           Total operating expenses                         2,522,457             820,708
                                                          -----------        ------------
OPERATING LOSS                                             (2,426,600)           (820,708)
                                                          -----------        ------------

OTHER (EXPENSE) INCOME:
  Losses in investee companies (Notes 4 and 5)               (424,714)         (1,537,286)
  Interest income                                              63,427              68,484
  Other (loss) income                                          (2,705)              7,387
  Investment loss                                                   -            (161,217)
                                                          -----------        ------------
           Total other expense                               (363,992)         (1,622,632)
                                                          -----------        ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                             (2,790,592)         (2,443,340)

INCOME TAXES (Note 6)                                          (1,398)               (800)
                                                          -----------        ------------

LOSS FROM CONTINUING OPERATIONS                            (2,791,990)         (2,444,140)

DISCONTINUED OPERATIONS (Note 2):
  Losses from operations of discontinued subsidiaries,
    net of income taxes                                    (1,796,757)            (49,215)
  Loss on disposal of discontinued subsidiaries, net of
    income taxes                                              (66,636)                  -
                                                          -----------        ------------
NET LOSS                                                  $(4,655,383)       $ (2,493,355)
                                                          -----------        ------------
                                                          -----------        ------------

NET LOSS PER COMMON SHARE:
  From continuing operations                              $     (0.44)       $      (0.40)
  From operations of discontinued subsidiaries                  (0.28)              (0.01)
  From disposal of discontinued subsidiaries                    (0.01)                  -
                                                          -----------        ------------

NET LOSS                                                  $     (0.73)       $      (0.41)
                                                          -----------        ------------
                                                          -----------        ------------



See notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------


                               $.01 PAR
                                VALUE           ADDITIONAL            RETAINED             TOTAL
                                COMMON           PAID-IN              EARNINGS          STOCKHOLDERS'
                                STOCK            CAPITAL             (DEFICIT)             EQUITY
BALANCE, JANUARY 1, 1994      $  59,761        $  6,355,400        $    863,395         $ 7,278,556

EXERCISE OF STOCK OPTIONS           225              56,025              56,250

NET LOSS                              -                   -          (2,493,355)         (2,493,355)
                              ---------        ------------       -------------         -----------
BALANCE, DECEMBER 31, 1994       59,986           6,411,425          (1,629,960)          4,841,451

ISSUANCE OF COMMON STOCK
  (Note 4)                        3,546             794,177             797,723

NET LOSS                              -                   -          (4,655,383)         (4,655,383)
                              ---------        ------------       -------------         -----------
BALANCE, DECEMBER 31, 1995    $  63,532        $  7,205,602       $  (6,285,343)        $   983,791
                              ---------        ------------       -------------         -----------
                              ---------        ------------       -------------         -----------



See notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------


                                                                  1995                1994
OPERATING ACTIVITIES:
  Net loss                                                     $(4,655,383)       $ (2,493,355)
  Adjustments to reconcile net loss to net cash (used)
    provided by operating activities:
    Depreciation and amortization                                  357,690             586,645
    Losses in investee companies                                   424,714           1,537,286
    Other expense                                                1,475,965                -
    Loss on disposal of discontinued subsidiaries                  (41,791)               -
    Amortization of excess of fair market value over net
      assets acquired                                                 -               (755,306)
    Changes in assets and liabilities:
      (Increase) decrease in:
        Investments                                                571,714           3,006,036
        Accounts receivable                                      1,012,020             (77,767)
        Inventories                                              1,481,842             377,558
        Other receivables                                          124,763             (60,920)
        Prepaid expenses and other current assets                   89,001             (13,124)
        Other assets                                                65,072             (61,400)
      Increase (decrease) in:
        Accounts payable                                          (592,032)            359,495
        Accrued expenses and other current liabilities            (166,897)           (128,756)
        Product warranty                                          (182,930)             14,189
                                                               -----------        ------------
           Net cash (used) provided by operating activities        (36,252)          2,290,581
                                                               -----------        ------------
INVESTING ACTIVITIES:
  Capital expenditures                                            (212,831)           (255,339)
  Purchase of equity investment                                   (375,000)           (975,000)
  Increase in notes and advances receivable                           -               (838,105)
  Net proceeds from acquisitions/disposals                         164,352                -
                                                               -----------        ------------
           Net cash provided (used) by investing activities       (423,479)         (2,068,444)
                                                               -----------        ------------
FINANCING ACTIVITY:
  Exercise of stock options                                           -                 56,250
                                                               -----------        ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENT               (459,731)            278,387

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     1,138,031             859,644
                                                               -----------        ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $   678,300        $  1,138,031
                                                               -----------        ------------
                                                               -----------        ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND

  FINANCING ACTIVITIES:
  On January 1, 1995, the Company converted its debentures in WAH-III Technology Corp., valued at $466,105 for common stock in WAH-III. On February 7, 1995, the Company issued 354,543 shares of common stock with an approximate value of $797,723 in conjunction with its acquisition of WAH-III (See Note 4 to Consolidated Financial Statements).

  During 1994, the Company acquired 40% of the common stock of InterVision Systems, Inc. for $1,350,000, of which $375,000 was payable as of December 31, 1994.

See notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION AND DESCRIPTION OF BUSINESS - The consolidated financial statements include the accounts of Spatialight, Inc. (formerly Sayett Group, Inc. - See Note 10), its wholly-owned subsidiaries Sayett Technology, Inc., Sayett Displays, Inc. (formerly Sayett Distributing, Inc.), Sayett International, Inc. and Surmotech, Inc., and its majority-owned subsidiary WAH-III Technology Corporation from February 7, 1995 (See Notes 2 and 4). All significant intercompany accounts and transactions have been eliminated in consolidation. Spatialight, Inc. and subsidiaries (the Company) operates primarily in one industry segment. Its principal business is designing, manufacturing, and marketing of high content information display system components for the optical computing, computer monitoring/projection, holography, and multimedia industries.

    BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss in fiscal 1995 of $4,655,383. Additionally, as of December 31, 1995 the Company's retained deficit totalled $6,285,343, its stockholders' equity balance declined $3,857,660, and it's total cash, cash equivalents and investment balances totalled $678,300, a decline of $1,031,445 from 1994. The Company's primary business activity is being conducted by Spatialight, Inc. which is in the development stage as of December 31, 1995. The successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    In an effort to improve operating performance, the Company has been and will be implementing certain programs and strategies in 1996. These strategies include:

    - Raising of additional capital; a private placement and issuance of convertible preferred stock are currently being contemplated.

    - Outsourcing of all manufacturing activities with high volume manufacturing specialists that will be monitored by Company manufacturing/quality control engineering staff.

    - Developing strategic arrangements with potential customers to share development costs.

    - Combining of marketing and sales activities of a small in-house sales engineering staff with commissioned representatives.

    ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    INVESTMENTS - The Company's short-term investments as of December 31, 1994 are classified as trading securities since the Company intends to buy and sell the securities in the near term with the objective of generating profits on short-term differences in price. Such securities are reported at fair value in the consolidated balance sheets and any unrealized holding gains and losses are included in earnings. As of December 31, 1994, the unrealized holding loss for the investments was approximately $73,000.

    CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of marketable investment securities and accounts receivable. The Company places its short-term cash investments ($670,757 and $1,512,700 as of December 31, 1995 and 1994, respectively) with quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

    The risk associated with the concentration of accounts receivable is limited due to the large number of customers and their geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

    INVENTORIES - Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

    PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, as follows:

        Leasehold improvements              2-5 years(or lease term if shorter)
        Office furniture and fixtures       3 years
        Machinery and equipment             5 years
        Demonstration units           1.5 - 3 years

    PRODUCT WARRANTY - The Company accrues costs related to warranty obligations incurred in connection with the sale of goods. In the opinion of Company management, the product warranty liability is a reasonable estimate of future claims under warranty obligations.

    REVENUE RECOGNITION - Revenue is generally recognized at the time product is shipped.

    INCOME TAXES - Income taxes are provided on the income earned in the consolidated statements of operations regardless of the periods when such items are reported for tax purposes. Deferred income taxes are provided to reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

    NET LOSS PER COMMON SHARE - Net loss per common share for 1995 and 1994 is based on the weighted average number of common shares outstanding during the year; stock options and warrants were not included since their effect would be antidilutive. The weighted average number of common shares outstanding in 1995 and 1994 was 6,312,283 and 6,063,571, respectively.

    RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense when incurred.

    CONSOLIDATED STATEMENTS OF CASH FLOWS - Cash and cash equivalents includes cash balances and money market accounts which have maturities of three months or less.

    STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No., 123, "Accounting for Stock-Based Compensation," which requires adoption by the Company in 1996. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the consolidated financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

2.  DISCONTINUED OPERATIONS

    On July 1, 1995 the Company sold Surmotech, Inc., a wholly-owned subsidiary, for $188,000 in cash.

    On December 29, 1995 the Company sold Sayett Technology, Inc., a wholly-owned subsidiary, to former management members of the Company for $300,000 in the form of a note receivable. Under the terms of the note, which bears interest at 8% per year, the first principal payment of $50,000 plus interest of $6,000 is due March 31, 1996. The balance of the note will be paid in equal monthly installments of principal and interest in the amount of $5,069 for sixty months ending in April, 2001. See Note 10.

    As a result of the aforementioned sales, the Company is reporting the results of the two subsidiaries as discontinued operations for all periods presented in the consolidated financial statements. Net sales from the discontinued operations in 1995 and 1994 totalled $5,462,000 and $6,664,000, respectively.

3.  PROPERTY AND EQUIPMENT

    Property and equipment as of December 31 consist of the following:

                                                       1995           1994
Leasehold improvements                               $    -        $   93,533
Office furniture and fixtures                          115,768        205,313
Machinery and equipment                                   -           571,404
Demonstration units                                       -           257,269
                                                     ---------     ----------
                                                       115,768      1,127,519
Less accumulated depreciation
  and amortization                                      63,973        645,500
                                                     ---------     ----------
                                                     $  51,795     $  482,019
                                                     ---------     ----------
                                                     ---------     ----------


4.   NOTES RECEIVABLE

     In November 1992, the Company entered into a Subscription and Stock Purchase Agreement (the Agreement) with WAH-III Technology Corp. (WAH-III), a development stage company that develops, designs and manufactures electronic display products, including a small, high content liquid crystal display (LCD). Through the Agreement and subsequent amendments, the Company purchased and held, as of December 31, 1994, notes receivable totalling $1,078,105. Additionally, the Company made advances to WAH-III under a line of credit agreement totalling $200,000 as of December 31, 1994.

     On January 1, 1995, the Company converted its notes receivable from WAH-III and received 2,703,427 shares of WAH-III common stock which increased its ownership of WAH-III to approximately 68%. On February 7, 1995, the Company exchanged 354,543 shares of it's common stock for 531,815 shares of WAH-III common stock which further increased it's ownership of WAH-III to approximately 80.3%. The notes receivable conversion and exchange of shares in 1995 gives rise to a difference between the Company's investment and the underlying equity in the net assets of WAH-III. This excess of purchase price over the net assets acquired ("goodwill") totalled $1,475,965. The operating results of WAH-III have been included in the Company's consolidated financial statements since January 1, 1995. The absence of a minority interest balance on the consolidated balance sheet as of December 31, 1995 is due to a deficiency in WAH's net assets due to its recurring losses. Additionally, losses applicable to the minority interest have been charged against the Company's interest as there is no obligation of the minority interest to make good such losses.

     The following unaudited pro forma results of operations assume the acquisition of 80.3% of WAH-III's common stock occurred on January 1, 1994:

          Net sales                                              $    88,800
          Net loss from continuing operations                    $ 2,955,000
          Net loss from continuing operations per common share   $       .49


     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the WAH-III acquisition been consummated as of January 1, 1994, nor are they necessarily indicative of future operating results. The pro forma operating results for 1995, assuming the Company owned 80.3% of the WAH-III's common stock on January 1, 1995, are not materially different than the actual results reported.

     Upon the acquisition of a controlling interest in WAH-III, the Company implemented an operational plan in order to achieve commercial production of the product and wider distribution during the remainder of 1995. The plan included the addition of a distributor and the selection of the WAH-III device for an optical computing project being undertaken by a major customer. The target sales levels which were proposed under the plan were substantially achieved during the third quarter ended September 30, 1995.
     A contract was also executed with a major distributor during this period as well.

     Unfortunately, the WAH-III product was not selected for use by the major customer within their project, and WAH-III experienced difficulties in improving their design in order to continue selling to their other major customer. While the difficulties associated with these issues were anticipated to be short-term, their impact has caused purchase orders for the WAH-III product to cease until such time as the product can be adjusted. Additionally, as discussed in Note 2, the Company sold its electronic presentation systems subsidiary, Sayett Technology ("STI") on December 29, 1995. It is anticipated that the sale of STI will preclude any potential vertical integration of the WAH-III LCD into the product line of STI. This integration was contemplated as part of the Company's decision to acquire a controlling interest in WAH-III in January 1995.

     Based upon the lack of orders for the WAH-III product, coupled with the loss of potential vertical integration which could have been realized from continued ownership of STI, it is believed that the goodwill associated with the acquisition of an 80% interest in WAH-III by the Company has been significantly impaired. The future uncertainty surrounding the procurement of additional customer orders and new applications for the WAH-III product, as well as the need for obtaining additional financing, mandated that the Company write-off the remaining balance of goodwill in December 1995. The Company's write-off was based, in part, on a comparison of the Company's best estimate of the undiscounted future cash flows of WAH-III to the carrying value of the goodwill. The charge associated with this write-off, $1,194,465, and the goodwill amortization prior to December 1995, $281,500, are included in other expense in the 1995 consolidated statement of operations. The goodwill was being amortized over 5 years.

     During 1994, the Company accounted for its investment in WAH-III using the equity method of accounting which required that the original investment and advances be recorded at cost and adjusted by the Company's share of undistributed earnings or losses of WAH-III. The equity in the loss generated by WAH-III in 1994 and an estimate of an impairment in the Company's investment totalled $612,000 which was recorded as a reduction of the Company's notes receivable from WAH-III and a corresponding charge in the consolidated statement of operations in 1994.

5.   INVESTMENT

     During 1994, the Company acquired 40% of the common stock of InterVision Systems, Inc. (ISI), a newly formed Delaware Corporation that produces head-mounted displays utilizing a wearable computer, for $1,350,000 of which $375,000 was payable as of December 31, 1994. The Company accounted for its investment using the equity method of accounting which required that the original investment be recorded at cost and adjusted by the Company's share of undistributed earnings or losses of ISI. The Company's investment has been totally impaired due to the losses generated by ISI through the period ended December 31, 1995. The Company has measured the impairment by reducing its investments for 100% of the losses generated by ISI in 1994, which totalled $925,286, since the Company essentially provided 100% of ISI's capitalization and, therefore, has all the capital-at-risk. ISI's losses exceeded the Company's carrying value of the investment in 1995 resulting in an additional impairment loss of

     $424,714 in 1995. The Company's investment has been totally written-off as of December 31, 1995 and the Company does not anticipate that its investment will be recovered.

     Summarized condensed financial information of ISI as of and for the period ended December 31, 1994 is as follows:

RESULTS OF OPERATIONS

Sales                                                               $  267,167
Net loss                                                            $  925,286

BALANCE SHEET DATA

ASSETS:
  Current assets                                                    $  562,865
  Furniture and equipment                                               22,522
  Other assets                                                           4,000
                                                                    ----------
Total Assets                                                        $  589,387
                                                                    ----------
                                                                    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities                                               $  164,673
  Stockholders' equity                                                 424,714
                                                                    ----------
Total Liabilities and Stockholders' Equity                          $  589,387
                                                                    ----------
                                                                    ----------

6.   INCOME TAXES

     The income tax benefit (provision) including the effect of continuing and discontinued operations in the accompanying consolidated statements of operations is as follows:

                                                          1995          1994

          Currently refundable (payable), primarily
            state taxes                                $  (1,398)     $  22,365
                                                       ----------     ---------

     The income tax benefit (provision) differs from those computed using the statutory federal tax rate of 34%, due to the following:

                                                         1995         1994

Benefit at statutory federal rate                    $  948,801   $  855,345
State benefit (taxes)                                    (1,398)      22,365
Amortization of excess fair value over
  net assets acquired                                         -      256,804
Increase in valuation allowance, net of current
  amounts related to former and current
  subsidiaries                                         (948,801)    (1,109,246)
Other                                                         -         (2,903)
                                                     ----------    -----------
                                                     $   (1,398)   $    22,365
                                                     ----------    -----------
                                                     ----------    -----------

     As discussed in Note 2, the Company sold two subsidiaries during 1995. Any tax benefits arising from the disposal of these subsidiaries have been completely offset by an increase in the Company's valuation allowance.
     The net deferred tax assets (liabilities) as of December 31, 1995 and 1994 are as follows:

                                                        1995            1994
CURRENT:
  Inventory reserves                                $       -     $     58,686
  Bad debt reserves                                         -           51,680
  Warranty liability                                        -           62,196
  Other                                                     -            4,399
  Valuation allowance                                       -         (176,961)
                                                    -----------   ------------
                                                    $       -     $       -
                                                    -----------   ------------
                                                    -----------   ------------
NONCURRENT:
  Depreciation and amortization                     $       -     $     17,776
  Equity in losses of investees                       1,168,908        539,677
  State taxes, net                                      222,905         12,874
  Tax loss carryforwards                              1,515,752      1,240,199
  Federal tax credit                                        -           48,734
  Less valuation allowance                           (2,907,565)    (1,859,260)
                                                    -----------   ------------
                                                    $       -     $       -
                                                    -----------   ------------
                                                    -----------   ------------


     At December 31, 1995, the Company had net operating loss ("NOL") carryforwards of approximately $4,000,000, available to offset United States taxable income. The NOL carryforwards will expire over a period of time through 2010.

     Income taxes (refunded) paid in 1995 and 1994 totalled $(1,912) and $(6,628), respectively.

7.   STOCKHOLDERS' EQUITY

     WARRANTS - All of the Company's warrants, which totalled 908,400 as of December 31, 1994, expired on February 5, 1995. During 1995 and 1994, no warrants were exercised.

     STOCK OPTION PLAN - The Company has various Stock Option Plans primarily for employees and directors. The Plans authorize the issuance of options to purchase up to 1,010,000 shares of the Company's common stock. The Plans provide for options which may be issued as nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.

     Options under the Plans are granted at the discretion of the Board of Directors. The exercise prices of qualified incentive stock options granted under the Plans have not been less than the fair market value of the Company's stock at the date of grant. While the exercise price of nonqualified stock options under the Plans is set at the discretion of the Board of Directors at the date of grant, all nonqualified options granted through 1995 have been granted at fair market value. The option holders may exercise half of their options beginning one year after the date of grant and then are fully vested in the unexercised options two years from the date of grant. Options expire 10 years from the date of grant.

     The following is a status of the options under the Plans and a summary of the changes in options outstanding during 1995 and 1994:

                                                        1995            1994

Shares under option, beginning of year                 443,500         435,000

Options granted                                        195,300          47,000

Options cancelled                                     (428,800)        (16,000)

Options exercised at $2.50 per share                      -            (22,500)
                                                     ---------       ---------

Shares under option, end of year                       210,000         443,500
                                                     ---------       ---------
                                                     ---------       ---------
Price range                                       $1.44 to $3.13  $2.50 to $7.25
                                                  --------------  --------------
                                                  --------------  --------------

     Options exercisable as of December 31, 1995 totalled approximately 125,000 options at an average price of $2.79.

8.   SALES INFORMATION

     Two customers accounted for 61% and 39% of the Company's consolidated net sales in 1995.

9.   COMMITMENTS AND CONTINGENCIES

     The Company has various operating lease arrangements for equipment and office space. Total rent expense under operating leases amounted to approximately $35,000 and $37,000 in 1995 and 1994, respectively. Future minimum lease payments under noncancelable operating leases are approximately:

                            Year Ending
                            December 31

                              1996           $  39,000
                              1997              21,000
                              1998               4,000
                                             ---------
                                             $  64,000
                                             ---------
                                             ---------

     CONTINGENT PAYMENT CONTRACTS - Prior to December 31, 1994, WAH-III entered into certain contracts with service providers and with several employees to lease space and obtain research, development, marketing, legal and other services. These contracts provide for payments to these service providers and employees as WAH-III achieves specified cumulative unit sales or revenue levels. There are no required payments under the contracts if minimum cumulative unit sales or revenue levels are not achieved. The contracts do not have expiration dates. As of December 31, 1995 and 1994, services under these contracts have been provided to the Company; however, no amounts have been accrued as a liability because achievement of the minimum required cumulative unit sales or revenue levels is not considered probable as of that date. As of December 31, 1995, the maximum potential liability of the Company under these contracts is approximately $1,100,000.

10.  SUBSEQUENT EVENTS

     On May 17, 1996, the Company's Board of Directors and Shareholders approved a change in the Company's name from Sayett Group, Inc. to Spatialight, Inc.

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

     On November 11, 1996, in connection with the approval by the above-mentioned investors to permit a future additional offering of common stock (relating to the Company's planned stock for stock exchange to acquire the remaining 20% of common shares of WAH-III owned by the original owners), the Company entered into an Amendment Agreement which re-priced the July 11, 1996 sale of common stock from $1.125 per share to $.8352 per share and issued an additional 550,000 shares to the investors.

     The Company believes that its existing cash and cash equivalents as of November 11, 1996 will be sufficient to sustain the Company's current level of operations and meet its financial obligations through the end of 1996 and into 1997.

     In September 1996, management determined that the note receivable related to the sale of Sayett Technology, Inc. (see Note 2) was not fully collectible. Accordingly, the Company recorded an allowance of $121,072 in September 1996 to reduce the carrying amount of the note to management's best estimate of the amount that will be collected, $121,073 at September 30, 1996.

                                        ******

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, and Rule 12b-15 thereunder, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SPATIALIGHT, INC.

Dated:  November 22, 1996                    By:   /s/ William E. Hollis
                                                 ------------------------------
                                                  William E. Hollis
                                                  President & Chief Executive
                                                  Officer