Form 10KSB/A
period 1995-12-31
SPATIALIGHT INC
filed 1997-02-12
CIK 881468

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


                     SPATIALIGHT, INC. (f/k/a SAYETT GROUP, INC.)
                  (Exact name of registrant as specified in charter)


                                   AMENDMENT NO. 2

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB as set forth in the pages attached hereto:

         Item 1.   Description of Business.

         Item 3.   Legal Proceedings

         Item 6.   Management's Discussion and Analysis

         Item 7.   Financial Statements

         Item 13(b).

ITEM 1.     DESCRIPTION OF BUSINESS

INTRODUCTION. Sayett Group, Inc. (now known as Spatialight, Inc.) (the Company), incorporated in New York in 1989, is a holding company that is developing high content information and video displays. Through its investment in WAH-III Technology Corporation (now known as Spatialight of California, Inc.) (WAH-III), the Company is involved in an effort to commercialize a small, high resolution active matrix liquid crystal display (LCD) which would be manufactured domestically and provide high quality images at a significant reduction in cost. Initially funded by the Company in December, 1992, WAH-III has subsequently been producing prototype display systems. These displays have been made available to potential customers who are involved in the development of applications of this technology including head-mount displays, optical computing, computer monitors and other projection applications.

HISTORIC BACKGROUND AND DISPOSITION OF HISTORICAL OPERATIONS. The Company was formed in 1989 to acquire Sayett Technology from Eastman Kodak Company. Sayett Technology produces and markets a family of electronic imaging equipment and components for the multimedia marketplace. Following the acquisition of Sayett Technology, and the Company's initial public offering in 1992, the Company pursued a strategy of developing or acquiring additional businesses with a strategic "fit" with the core business of Sayett Technology. These included Surmotech, Inc. (a surface mount circuit board manufacturer), Inter Vision Systems, Inc. (a head mount display company) and WAH-III Technology Corporation.

WAH-III was founded in 1991 as a California corporation by W. Albert Hastings,
III. Mr. Hastings was previously employed by a Motorola subsidiary working with semiconductor-based technologies. Sayett had been WAH-III's sole source of funding since its first investment on November 25, 1992. Sayett has invested more than $2 million in WAH-III to date. Sayett completed a reorganization of WAH-III on January 25, 1995 by completing an 80% acquisition via a stock transaction and taking over operational control of the Company and began reporting WAH-III as a consolidated subsidiary.


During 1995, the Company determined that it could no longer follow its previous strategy. Surmotech's inability to generate sufficient orders in its low margin, high volume business led to increasing losses in Surmotech. Sayett Technology faced increasing competition from larger, better-capitalized competitors including Sharp, In Focus and nView. The competitive nature of the marketplace led to ever-shortening product cycles and narrower margins, and the Company discovered that it was unable to recover its development costs on new products. This led to increasing losses in Sayett Technology which were being supported by the Company. Simultaneously, the Company invested $1,300,000 in InterVision System (ISI), which ISI completely expended in its efforts to commercialize its head mount display product. The Company's obligation to fund the ongoing operations of Intervision ended in March 1995; the Company has not provided additional funding toIntervision since that time.

After the Company increased its interest in WAH-III to 80% in January 1995, it undertook a thorough re-evaluation of the technology, stage of development and potential markets for the WAH-III LCD under development. The results of that re-evaluation convinced the Company that this product had great potential if successfully developed. However, given its limited financial resources, the Company was unable to both support its operating subsidiaries and pursue the development of the WAH-III LCD. Therefore, the decision was made to divest the operating subsidiaries and focus the Company's resources on the development of the WAH-III LCD.

The assets of Surmotech were sold in June 1996 to its manager for $188,000 cash. The Company retained the liabilities of Surmotech, including the existing lawsuit relating to its lease in North Carolina. See Legal Proceedings. In August the Company commenced a search for a purchaser for Sayett Technology, by sending preliminary information packages to entities identified by the Company as potential purchasers. Those companies which expressed interest in purchasing Sayett Technology were sent additional due diligence information. Ultimately, the results of that effort produced no potential purchasers for Sayett Technology.

The Company was then faced with the question whether to shut down its subsidiary. In that atmosphere, in late November 1995, the Company's chief financial officer and Sayett Technology's president approached the Board of Directors and proposed to buy the Company. After extensive negotiations over price and terms, in which the parties were each represented by counsel, the Board agreed to sell the stock of Sayett Technology to these officers. Selling the stock meant that all liabilities of the subsidiary were assumed by the purchasers. The purchasers paid $300,000 by delivery of a promissory note secured by the stock of Sayett Technology; $50,000 of principal plus accrued interest was paid on March 31, 1996. The Board obtained an independent expert opinion as to the fairness of the transaction.

The divestiture of its operating subsidiaries was intended to end the continued operating losses projected for those entities and to permit the Company to focus its management capabilities and its financial resources on the development of the WAH-III LCD. In fact, this intended result has been accomplished. However, the divestitures also eliminated the bulk of the Company's sources of operating revenues. Until it is successful in developing and marketing the LCD product, the Company will be dependent upon its existing financial resources and outside funding to support its activities.

TECHNOLOGY. An LCD consists of liquid crystal material between two pieces of glass, and associated polarizers. The liquid crystal material has long tubular molecules with a natural twist. These molecules untwist in response to an applied electric field. As the molecules untwist, light can pass through the glass. Projection panels generally use super-twisted nematic ("STN") LCDs invented in 1983. Molecules in STN LCDs have a high degree of twist and are very responsive to an applied electric field. These characteristics first permitted the manufacture of LCDs in sizes and resolutions suitable for use in computer displays and projection panels.

Technologies for developing color with LCDs fall into two categories, additive and subtractive. Additive color techniques require each dot or picture element ("pixel") on the display screen to be divided into three sub-pixels. A color filter is applied to each sub-pixel, causing each sub-pixel to transmit red, green, or blue light. The viewer's eye combines the colored light from the three sub-pixels to create the perception of the full spectrum of colors. Additive technologies, also referred to as "color filtered" technologies, include both passive and active matrix approaches. To date active matrix has been most commonly accomplished through the use of thin film transistor ("TFT") technology, in which a transistor is placed on the glass substrate at each sub-pixel location and is used to control that sub-pixel.

TFT panels require multiple transistors at each pixel location. A standard 640 X 480 pixel screen requires a minimum of 921,000 transistors placed on the glass panel, resulting in lower manufacturing yields and correspondingly higher costs. TFT panels are considerably faster in operation than comparable passive panels, which is a major advantage of color TFT panels over color stacked panels in interactive applications such as computer animation and video presentations.

The high cost of TFT panels and supply limitations from Japanese suppliers prompted the Company to invest in WAH-III Technology Corporation in December 1992. WAH-III is in the process of developing a small, high resolution active matrix LCD which would not require the array of transistors to be placed on the glass at each pixel location. As a result of this patent pending process improvement, the WAH-III LCDs are expected to be much less expensive than TFT-based active matrix LCDs while exhibiting similar performance characteristics. During 1993, 1994 and 1995, WAH-III manufactured numerous prototype LCD's and made them available to customers who are developing products around a small-format display. While the Company is convinced of the commercial viability of the WAH-III efforts, there is no assurance that this process will be successful in full commercialization. A failure of this effort could have a significant adverse effect on the financial performance of Sayett Group.

PRODUCT DEVELOPMENT. WAH-III has designed a miniature (.75" diagonal) highly efficient reflective active matrix liquid crystal display (AMLCD) that is also known as a spatial light modulator (SLM). This device is capable of handling computer and video output at very high speeds, clarity and contrast.

The device functions as an electronically variable retarder offering gray scaling at 256 levels per pixel. The current device is a 2 dimensional array of 740 x 512 pixels on 20 micron centers. Low manufacturing costs compared to other LCDs are anticipated due to the fundamental chip technology utilized and the placement of the pixel format directly onto the silicon wafer itself, as described above. In addition to anticipated lower costs in high volume manufacturing, the device is anticipated to have improved light efficiency compared to TFT displays used in today's computer projectors and computer monitors.

Additional effort and funds will be required in order to design and produce a 1280x1024 format device for XVGA applications in holographic storage large screen monitors and head mount displays (HMDs). Engineering efforts are also required to finalize field sequential color capabilities, and display filing, sealing and wire bonding processes.


APPLICATIONS AND MARKETS. The Company believes that the cost and configuration of the WAH-III AMLCD will make it an ideal technology for certain applications within the display industry. In particular, the Company has identified significant competitive advantages which should be attainable with respect to the Company's AMLCD when used for LCD projection systems, as a substitution for computer monitors, and within head mounted displays. In describing the anticipated markets for this product, however, it must be emphasized that there are not currently any products produced for the marketplace which utilize the Company's AMLCD; the Company will be completely dependent on third party manufacturers to develop and market such products after the Company has demonstrated the viability of its display.

LCD PROJECTION SYSTEMS:

While the original video-only projectors were reasonable in size and moderate in cost (approximately $4,000), full-resolution computer data and video projectors have been large and expensive. The current technology of TFT LCDs results in a light efficiency of less than 10%. This problem, coupled with the desire for large projected images, has made it necessary for LCD projection systems to use expensive light sources which are quite heavy and require extensive cooling. Because of the anticipated high efficiency of the Company's AMLCD and its small size and weight, the power and illumination requirements associated with a projection system could be significantly reduced. The resultant size of a projection system would be competitive with video-only projection systems. Moreover, the cost of a color AMLCD should be significantly less than that of conventional TFT-based products when produced in volume.

It is estimated that LCD projectors will represent a market of $384 million by 1997. A lower-cost small-format product could have a significant impact upon this market. The Company intends to pursue that market in conjunction with LCD projection manufacturers. Several manufacturers currently make projection systems based in LCD technology, including Sharp, InFocus, nView, and Proxima.

COMPUTER MONITOR ALTERNATIVES:

The same concepts used for LCD projection systems can be applied to enclosed projection systems as an alternative to CRT (cathode ray tube) technology. The Company's LCD can be placed in the back of a display "box" with the image projected upon a screen similar to the way in which projection TV systems operate today. The Company has to date been able to increase its resolutions in multiples without increasing cost dramatically due to the low cost process associated with manufacturing its components. As a result, the Company believes that the WAH-III computer and video display system can be configured to be whatever size is demanded by the user. The incremental cost of moving from one screen size to the next should be minimal since it will only involve increasing the dimensions of "benign" componentry associated with display.

In contrast, CRT systems must be designed from the start to be the same size as the ultimate display. The cost of these systems is, therefore, dependent upon the volume for that particular size and resolution of the CRT. The increase in desired sizes and resolutions will require an alternative to the historical CRT technology. The Company hopes to exploit this opportunity.

HEAD MOUNTED DISPLAYS:

Head mounted displays utilize visors or small CRT screens to display information from an apparatus which is worn around a persons head. Significant attention has been paid by the media to virtual reality applications of head mounted displays which encompass the eyes and ears of the wearer. As display prices decline, it is believed that these devices will become more readily accepted by the mass market for video games and training programs.

In the meantime, the area where the Company envisions significant growth within the next five years involves the use of head mounted displays which can be easily viewed while an individual performs another task. By adding a "wearable" computer in the form of a belt which is battery operated and connected to a head mounted display, some complicated maintenance and repair procedures can be greatly simplified.

An example of this application involves the use by the military of a wearable computer with a head mounted display that allows voice activated computing. When performing maintenance procedures on a large aircraft or ship, the schematic diagram for the particular area being maintained along with the procedures associated with maintenance can be called up by voice command while the maintenance person executes their tasks. This frees the worker from carrying numerous manuals which must be "flipped through" in order to find the proper schematic and procedure. It also allows individuals who are entering "disaster areas" including fires and ruptures to identify the affected componentry and propose a plan of action in order to remedy the situation quickly. For these reasons and many more, the US. government has become interested in finding smaller displays which can be used for head mounted applications. Several companies, including Kaiser, Kopin and Virtual I-O, currently are producing HMD's. These products do not currently utilize the Company's LCD, however.

SPATIAL LIGHT MODULATORS

When WAH-III was formed in 1991, the Spatial Light Modulator (SLM) market was not initially determined to be an area of focus. Subsequent advances in optical computing and optical data storage technology coupled with interest in the Company's technology from a number of prominent companies and research institutions have led Company management to conclude that the SLM market represents a significant opportunity.

The SLM market is currently a high dollar, low volume market, because companies are purchasing small numbers of hand produced units for testing and product development purposes. Most SLMs range in price from $8,000 to $50,000, which is significantly above the Company's cost to produce an individual SLM. The low volume, high price nature of the marketplace is expected to continue for the near term, until one or more third parties develop high volume products utilizing the SLM. In the long term, it is anticipated that the SLM market will become a multi billion dollar market. The Company intends to develop its SLM to take advantage of that market opportunity.

At this time, there are two primary applications for SLMs; optical computing and optical data storage systems.

i)  OPTICAL COMPUTING

By using the speed of light, it is believed that optical computing systems will be able to far exceed the speed and storage constraints inherent within current micro processing technology. The first step toward complete optically-based systems will involve the development of fully functional optical correlators. An optical correlator is a massive parallel processing computer which is utilized for pattern recognition where large amounts of information must be processed in parallel in "real time". The US. military is spearheading research in this area to develop "friend or foe" battlefield recognition systems.

The Company has been developing prototype SLMs under a contract with Teledyne Brown Engineering (TBE) for use in an optical correlator which is being developed by them in conjunction with TRW. TBE has completed a prototype optical correlator which, for certain applications, operates at speeds which are ten times faster than a Cray super computer.

In addition to military applications, optical correlators are predicted to be highly effective for systems including commercial and consumer security, robotic vision and robotic intelligence, high speed databases, manufacturing quality inspection, signature recognition and artificial intelligence.

ii) OPTICAL DATA STORAGE SYSTEMS

Light-based storage systems have already made significant inroads against magnetic media over the past five years. Many personal computer systems now include compact disc drives as standard equipment. Advanced optical data storage systems now under development offer the potential for 10 times greater storage densities than current CDROM (compact disc read only memory) drives. These systems have the potential to provide data access and transfer rates which approach speeds which are 1000 times faster than conventional storage systems.

It is anticipated that the performance of these new systems will result from the use of laser light in creating a three dimensional, holographic image onto a crystal. In the projected prototype system, the image created will be controlled by a SLM in the optical system and will result in a storage density that far exceeds the two dimensional approach used by optical discs, magnetic discs and electronic chips. As a result, the data access and transfer capabilities of holographic data storage systems may become exponentially faster than conventional systems.

Holographic systems require SLMs that have high light efficiency, resolution, and levels of gray scale. The Company believes that its SLM will be capable of modulating significantly more data than other SLM products due to its superior specifications. Holographic storage systems are still in development; no such product is currently on the market.

MARKETING AND DISTRIBUTION. The Company announced the commercial availability of the SLM on July 11, 1995 at the SPE conference in San Diego. WAH-III has a non-exclusive distribution agreement with Meadowlark Optics in Longmount, CO to market the device in low volumes primarily to large corporate research departments and university research labs. In single quantities, the retail list price as of December 31, 1995 was $25,000 including the electronics. WAH-III has also benefited directly from sales of its SLM to Teledyne Brown Engineering (TBE), a business unit of Teledyne. TBE has utilized the WAH-III
SLM for several project applications including optical scanning/computing and head mounted displays (HMDs).

The Company is currently dependent for its sales to Meadowlark Optics and on to Northrup Grumman, which in 1995 accounted for 61% and 39% of the Company's sales, respectively.

WAH-III has also been working closely with a major government contractor who is planning to develop a holographic mass storage and retrieval product for the commercial market. The contractor has a joint partnership with a non-military company and the WAH-III SLM is one of the critical components to this holography application where light reflectivity and surface flatness are critical. This is still an early stage product development effort by the WAH-III's customer.

MANUFACTURING AND SUPPLY. WAH-III subcontracts with outside suppliers for the manufacture of its displays (SLMs and LCDs). The Company currently undertakes final assembly and testing of the products before shipment. The companies utilized in the production process have extensive experience in semiconductor fabrication and LCD manufacturing. The Company believes that available manufacturing capacity at its subcontractor facilities is sufficient to satisfy potential demand for the foreseeable future.

The Company's principal suppliers are Orbit Semiconductors for wafers, Meadowlark Optics for process manufacturing including mounting glass to die, filling liquid crystal, and sealing, and DCI for wire bonding of display to circuit board. During the first quarter of 1996, the Company experienced production problems resulting from the actions of one of its subcontractors, which subcontractor changed the liquid crystal material and made manufacturing process changes that the Company had not authorized. These changes resulted in the failure of the resulting products to meet minimum specifications, and prevented the Company from shipping any production the first quarter. As a result of this inability to ship, the Company determined that its investment in WAH-III Technology Company, Inc. had been impaired, and wrote off the goodwill associated with that investment. See footnote 4 to Sayett Group, Inc. and Subsidiaries Consolidated Financial Statements, at pages 26-27 of the Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

The Company's ability to continue to develop and improve its designs was limited, prior to 1996, by the necessity to fund its operating subsidiaries and a concomitant lack of financial resources to devote to this development. The divestiture of Surmotech and Sayett Technology has enabled the Company to devote its full resources in 1996 and beyond to the development of the WAH-III LCD.
The raising of additional capital in July 1996 has allowed the Company to accelerate this process by improving facilities and hiring additional engineering staff.

COMPETITION. The active matrix LCD market has been dominated by Japanese manufacturers with UPS. manufacturers garnering less than 1% of the worldwide market. Japanese companies including Sharp, Hitachi, Seiko, Epson, Sanyo and Toshiba (in partnership with IBM) have invested heavily in this market and, historically, concentrated on larger format (8" to 10") displays used in portable computers. To date, attempts by US.

based manufacturers to supplant Japanese dominance in computer flat screens have resulted in disappointment.

Kopin Corporation of Taunton, Massachusetts has developed a rival technology which it has been attempting to commercialize since the early 1990s. Sayett management believes that the Kopin approach is more complex than the approach being used by WAH-III. Xerox Corporation recently announced that it will be producing a 7 million pixel display LCD for certain high cost applications. The Company does not believe that this particular product will be a direct competitor with products from WAH-III. Other, well capitalized companies have attempted to design and produce an LCD or SLM. These include OIS Ovonics and Motif, a joint venture involving Motorola and In Focus Systems.

Perhaps the greatest competitive threat to the success of the WAH-III display is represented by the significant growth of polysilicon displays from Japanese manufacturers including Epson and Sony. These small, high resolution displays do not yet meet the performance criteria being set by the Company for its WAH-III SLM product. With continued development, however, the low cost and high volumes associated with polysilicon LCDs could prove to be formidable for the Company in its quest to gain market share in the display industry.

PATENTS AND TRADEMARKS. WAH-III has obtained three patents on its process, and has a number of additional patent applications in process. Sayett also protects its proprietary information through non-disclosure agreements with customers and suppliers. The Company generally requires its employees to execute confidentiality agreements on the commencement of employment. The agreements generally provide that all inventions or discoveries by the individual belong to the Company and that all confidential information developed or made known to the individual during the term of employment shall be kept confidential and not disclosed to third parties.

LEGAL PROCEEDINGS. Surmotech, Inc. has been sued in North Carolina relating to a lease for real property which was executed, but the space was never completed or occupied. This claim has been settled. In addition, the Company has been sued by the investors in its July, 1996 financing for a series of claims arising out of the delay in filing a registration statement for the Shares issued in the financing. The Company is not a party to any other currently pending legal proceedings, or contemplated governmental authority proceeding, of which the Company is aware. See Item 3. Legal Proceedings below.

PRODUCT LIABILITY. As a manufacturer and marketer of electronic equipment and components, the Company may be subject to potential product liability claims. There can be no assurance that the Company will have sufficient insurance to cover all possible liabilities. In the event of a successful suit against the Company, such an insufficiency of insurance coverage could have a material adverse impact on the financial condition of the Company. In addition, the costs of defending or settling a product liability action and the negative publicity arising therefrom could have a material adverse impact on the Company. The Company is not aware of any current pending or threatened product liability claim against it.

ENVIRONMENTAL COMPLIANCE. The Company has not been materially affected by nor has it incurred any significant costs related to compliance with federal, state or local environmental laws.

EMPLOYEES. As of December 31, 1995, the Company had 5 employees, all of whom were full-time. Employment is divided among two functional areas with 2 in engineering and 3 in finance and administration. The employees are not represented by any collective bargaining organizations. The loss of either Mr. William Hollis, the Company's Chief Executive Officer, or of Mr. Dean Irwin, its Vice President, could have a material adverse affect on the business of the Company.

ITEM 3. LEGAL PROCEEDINGS.

Surmotech, Inc. has been sued in North Carolina relating to a lease for real property which was executed, but the space was never completed or occupied. The Company is vigorously defending this claim. The Company is not a party to any other currently pending legal proceedings, or contemplated governmental authority proceeding of which the Company is aware.

The case was commenced May 16, 1995 by Parker-Raleigh Development I-Limited Partnership and Parker-Raleigh Development XX Limited Partnership as plaintiffs against Surmotech, Inc. and Intervision Systems, Inc. and is pending in Superior Court, Wake County, North Carolina. The Company was added as a defendant in September, 1996. The action arises out of a series of leases for industrial space. Surmotech originally executed a lease for space in North Carolina. When it was subsequently determined that Surmotech would not commence operations in North Carolina, Surmotech negotiated a settlement pursuant to which the Landlord agreed to release Surmotech from its obligation in exchange for a lease to be executed by Intervision. The plaintiffs' new claim, and the court has held, that Surmotech breached the settlement agreement because Intervision never entered into a valid lease. The original claim was for money damages of $100,000 plus interest and costs. The plaintiffs have recently claimed damages totaling approximately $370,000. A mediation session to explore settlement was held on January 23, 1997. As a result of that mediation, Spatialight has agreed to settle the lawsuit for payments totalling $60,500.

By letter dated January 13, 1997, counsel for Jalcanto, Ltd. and Sabotini, Ltd. (the "Investors") notified the Company that these Investors were electing to rescind the Share Purchase Agreements dated July 10, 1996, as amended, under which the Investors purchased a total of 2,135,000 shares of common stock in the Company, and were demanding a refund by January 17, 1997 of the purchase price of such shares, or $1,783,125, plus interest. The alleged ground for rescission is the fact that this registration statement on Form S-3 pertaining to the resale of such shares was not declared effective by the SEC on or before December 31, 1996. Subsequently, by letter dated February 3, 1997, counsel for the Investors notified the Company that Jalcanto, Ltd. has retracted its demand for rescission, with reservation of all rights. The letter reiterated the rescission demand on behalf of Sabotini Ltd., and the request that the Company return $891,562.50.

On February 5, 1997, the Company was served notice that it has been sued by each of the Investors in the Superior Court of the State of California for the County of Marin. Each Investor filed a complaint for breach of contract, specific performance and indemnification relating to the alleged failure to timely complete this registration statement. In addition, each complaint requests that the court issue a preliminary and permanent injunction against future issuances of shares of the Company's common stock or securities convertible into common stock without the Investor's consent. The complaint filed by Sabotini Ltd. also requests rescission and the return of the full purchase price of its shares.

Along with its complaint, Sabotini Ltd. has requested that the court immediately issue a writ to attach approximately $920,000 of the Company's assets as security for the ability to enforce any eventual judgement. A hearing on the application for a writ of attachment is set for February 26, 1997. If the court issues a writ of attachment, the Company would be deprived of substantially all of its working capital, which would have an immediate material adverse effect on the Company's business and financial position and its ability to fund ongoing operating expenses.

The Company intends to defend itself vigorously in both actions. The Company may be required to expend substantial funds and management resources in connection with the defense and any settlement or judgement, which could have a material adverse effect on the Company's business and financial position.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following Management Discussion and Analysis should be read in conjunction with this entire Form 10-KSB 1995 Annual Report. Particular attention should be directed to the Consolidated Financial Statements as they are found on pages 17-30. It should be noted that the financial statements presented herein have been adjusted to reflect the operations of Sayett Technology, Inc. and Surmotech, Inc. as "Discontinued Operations". As a result, the sales and expenses associated with those two wholly-owned subsidiaries of Sayett Group for the years ended December 31, 1995 and 1994 have been condensed and are being reported as a single line within the body of the statement of operations entitled "Losses from Discontinued Operations, Net of Income Tax".

RESULTS OF OPERATIONS

Revenues. Net sales for the year ended December 31, 1995 were $95,857. This amount represented sales of four "Spatial Light Modulators" (SLMs) by WAH-III Technology

Corporation (WAH-III) to two customers. Sayett Group, Inc. reported no sales from its continuing operations for the year ended December 31, 1995. The company believes that a significant increase in sales of its Spatial Light Modulator product will be required in order for the entity, to continue as a going concern. The lack of significant sales improvement will have a material adverse affect upon the financial condition of the Company.

OPERATING EXPENSES. The cost of sales reported for the year ended December 31, 1995 represented product costs associated with the production of prototype SLMs. The Company did not consolidate its operations with WAH-III for the year ended December 31, 1994 and, therefore, did not report any costs of sales for 1994. The Company anticipates that the cost of sales will increase at a rate greater than any increases in sales due to the prototype nature of initial sales of the product and the potential impact of competition relative to volume sales of SLMs.

Selling, general and administrative expenses declined by $296,768 or 36.2% when comparing the year ended December 31, 1995 with the year ended December 31, 1994. This reduction reflected payroll and administrative expense reductions implemented by Sayett Group during the latter part of 1994 including the elimination of two accounting staff positions ($75,000), reduction of engineering ($80,000) and sales ($30,000) staff, and outsourcing of government contract sales to an independent contractor ($100,000). Further reductions were implemented during the fourth quarter of 1995, which should result in lower future selling, general and administrative expenses for 1996.

Research and development expenses recorded for 1995 reflected the consolidation of WAH-III and Sayett Group activities for that year. The 1994 period did not include WAH-III. While the Company believes that it can complete the development and commercialization of the WAH-III SLM, additional, significant expenditures for research and development may be required. The inability of the Company to achieve full commercialization of the WAH-III product and the lack of sufficient financial resources to adequately fund development efforts could have a material adverse impact upon the financial condition of the Company.

"Other" operating expense was recorded for the year ended December 31, 1995 related to the impairment of goodwill associated with the purchase of a majority interest in WAH-III Technology Corporation during the first quarter of 1995. At the time of the purchase, it was anticipated that the sales of SLMs from WAH-III would continue to increase during the remainder of 1995 as production processes and component specifications were finalized for commercialization. While the sales performance of WAH-III showed substantial improvement during the second and third quarters of 1995, the Company was unable to continue selling its products to one of its major customers. As a result, the sales performance of WAH-III declined to near zero during the fourth quarter of 1995. This decline, coupled with the sale of Sayett Technology and the resultant diminished prospects that vertical integration would be available for WAH-III within Sayett Group, indicated that the goodwill of $1,475,965 which was recorded upon the purchase of WAH-III was substantially impaired. This impairment caused a charge to other operating expense of

$1,475,965 on December 31, 1995. The charge is not expected to recur due to the fact that there is no further goodwill associated with the investment by the Company in WAH-III.

The impact of the impairment of goodwill and increased operating expenses recorded during 1995, resulted in total operating expenses of $2,522,457 for the period versus total operating expenses of $820,708 for the year ended December 31, 1994. While the Company does not anticipate a recurrence of the impairment of goodwill, the Company will be required to invest substantial additional sums in its WAH-III subsidiary in order to make the product sufficiently competitive and cost effective in the marketplace. To achieve its goals, the Company will require significant, additional funding from outside sources. Should the Company be unable to secure such funding, there would be substantial doubt as to its ability to continue as a going concern.

OTHER NON OPERATING INCOME (EXPENSE)

During 1994, the Company committed to invest $1,350,000 in Inter Vision Systems, Inc., a developer of head mounted computer and display systems. InterVision utilized the funding provided by the Company in an intensive combined effort to perfect its product and to generate sales thereof; these efforts proved largely ineffective and InterVision expended all of the cash invested by the Company within 18 months. Because the Company had provided substantially all of the capitalization of InterVision, the equity method of accounting was applied to the results of InterVision and resulted in a charge of $925,286 for the 1994 period.

Also, during 1994, the Company applied the equity method of accounting to its investment in WAH-III Technology Corp. convertible debentures and recorded a charge of $612,000 in connection with its investment with WAH-III. The combination of these two charges totaled $1,537,286 for the year ended December 31, 1994.


During 1995, the Company recorded a charge of $424,714 representing its equity in the loss of Inter Vision Systems, Inc. This charge brought the Company's investment in Inter Vision to zero as of September 30, 1995. The future viability of Inter Vision is uncertain at this time and the Company does not anticipate recovering any of its investment. It is therefore, anticipated that this charge will not recur in future periods.

Interest income recorded for the two periods being compared was relatively constant. This is the result of two factors. First, the Company invested all of its idle cash in interest bearing, short-term securities during 1995. This had the effect of increasing interest income from idle cash balances. During 1994, the Company received interest income from its investment in debentures in WAH-III Technology Corporation. Due to the conversion of those debentures, the Company did not receive interest income from them in 1995. It is anticipated that interest income will continue to decline significantly until such time as the Company can secure additional financing.

During 1994, the Company posted a loss on its investments of idle cash which totaled $161,217. The loss during 1994 was related to the impact which rising interest rates had upon the value of fixed income securities held in the Company's portfolio. The Company had been using an investment management firm for the purpose of investing idle cash balances and terminated its relationship with the firm during 1994. As a result, the Company invested its idle cash in interest bearing securities of a short term nature during 1995 and did not sustain any loss of principal during the year.

Other (loss) and income items declined by $10,092 when comparing the two periods due to the impact of certain fixed asset sales and other, non-operating costs sustained by the Company during 1995.

INCOME TAXES. Income tax expense represents minimum tax liabilities resulting from the Company's operations in California and New York State. While the Company has in excess of $4,000,000 of net operating loss deductions and credits to be applied against future tax liabilities, the potential tax benefit associated with these items has been offset by an allowance account due to the Company's limited operating history and recurring operating losses.

LOSS FROM CONTINUING OPERATIONS. As a result of the above factors, the Company recorded a loss from continuing operations of $2,791,990 for the period ended December 31, 1995. During 1994, the Company recorded a loss from continuing operations of $2,444,140. The level of loss sustained in both periods is not anticipated to recur. Substantial operating performance improvements, however, will be needed in the near term in order for the Company to continue as a going concern.

DISCONTINUED OPERATIONS. During 1995, the Company sold Surmotech, Inc., a manufacturer of populated circuit boards on July 1. The Company also completed the sale of its Sayett Technology, Inc. subsidiary on December 29, 1995. As a result of these two sales, the net operating results for the two entities have been combined and reported as "losses from discontinued operations, net of income tax". While the combined losses from these entities totaled $49,215 for the year ended December31, 1994, they increased substantially to total $1,796,757 for the year ended December 31, 1995. The losses in Surmotech resulted from an inability to attract sufficient orders in what is a high volume, low margin commodity business. Sayett Technology's losses were compounded by shorter product cycles and competitive pressure on prices, combined with an increasing inability to compete with larger, better-capitalized entities selling essentially the same products. In addition, Sayett Technology's losses were increased by the expiration of certain amortizing liabilities arising from the original purchase from Kodak. The consistent, recurring losses sustained by both companies prompted the Company to sell these entities in order to focus on its LCD manufacturing venture, WAH-III Technology Corporation. The Company does not believe that it has incurred any potential liabilities arising from the sale of these entities.

In connection with the sale of Surmotech and Sayett Technology, the Company recorded a loss of $66,636 for the year ended December 31, 1995. Neither of these losses are anticipated to recur in the future.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities totaled $36,252 for the year ended December31, 1995. The Company offset its loss of $4,655,383 through non-cash activities including depreciation, losses in invested companies and other operating expenses which aggregated $2,258,369. The Company generated cash through reductions in assets including investments, accounts receivable, inventories, prepaid expenses and other current assets totaling $3,344,412. Through reducing liabilities including accounts payable, accrued expenses and product warranty liability, the Company used $941,859. The Company anticipates a continued benefit from the non-cash cost of depreciation expense in the future. The amount posted for losses in invested companies is not expected to recur. The Company does not anticipate being able to benefit from reductions in non-cash assets and increases in liabilities in future periods.

During 1995, the Company expended $423,479 due to its investing activities. The Company spent $212,831 for capital expenditures and $375,000 in satisfaction of its commitment to invest in Inter Vision Systems. As an offset to these expenditures, the Company generated $164,352 from the sale of its Surmotech and Sayett Technology subsidiaries. With the exception of some continuing capital expenditures in order to complete the commercialization of the WAH-III LCD, none of the other factors involved in investing activities are anticipated to recur in the future.

The operating and investing activities identified above resulted in a net decrease in cash and cash equivalents of $459,731 for the period. Many of the items discussed herein which served to offset the impact of the substantial loss sustained by the Company are not expected to recur. While the Company has implemented specific programs in order to address its operating performance and has shed previously unprofitable operations, there can be no assurance that the Company will be able to reverse its historical trend of declining cash and investment balances.

LIQUIDITY

As of December 31, 1995, the Company had $713,000 in cash and money market accounts. Net working capital approximated $612,000 and the Company had a current ratio of 14.7 to 1. Management does not believe that it currently has sufficient liquid assets in order to operate the Company through 1996 at the level necessary to develop and exploit the WAH-III technology. It is believed, therefore, that raising additional financing for the Company will be critical to its ultimate survival and will be required prior to the end of the third quarter of 1996.

CAPITAL RESOURCES

During 1995, the Company expended $212,831 for capital purchases. Additional, substantial investments in capital equipment may be required for the Company to bring its WAH-III subsidiary closer to commercial production of a small liquid crystal display, also known as a spatial light modulator. The Company is currently seeking outside sources of capital to effect such funding. To this date, however, the Company has not been successful in securing such financing and any lack thereof will have a material adverse impact on the further development efforts at WAH-III and the financial viability of the Company.

EFFECT OF INFLATION

The Company has not and does not anticipate being materially affected by inflation at this time.

Item 7.   Financial Statements

                        SPATIALIGHT, INC.


                        Financial Statements as of and for the
                        Years Ended December 31, 1995 and 1994
                        and Independent Auditors' Report

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the ;amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



Deloitte & Touche LLP
San Francisco, California
February 29, 1996 (November 11, 1996 as to
Notes 5 and 10, February 10, 1997 as to Note 11)

SPATIALIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

                                                                    1995              1994
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents, including short-term
    investments of $670,757 and $940,986                          $  678,300        $ 1,138,031
  Investments                                                              -            571,714
  Note receivable - current (Notes 2 and 10)                          81,451                  -
  Prepaid expenses and other current assets                            5,804             81,166
  Accounts receivable, less allowance for doubtful
    accounts of $152,000 in 1994                                           -            984,020
  Other receivables                                                        -            124,763
  Inventories (Note 2)                                                     -          1,481,842
                                                                  ----------        -----------
           Total current assets                                      765,555          4,381,536
                                                                  ----------        -----------
PROPERTY AND EQUIPMENT, Net (Note 3)                                  51,795            482,019
                                                                  ----------        -----------
OTHER ASSETS:
  Note receivable - noncurrent (Notes 2 and 10)                      218,549                  -
  Notes receivable from investee, net (Note 4)                             -            666,105
  Investment (Note 5)                                                      -            424,714
  Other assets                                                             -             61,400
                                                                  ----------        -----------
           Total other assets                                        218,549          1,152,219
                                                                  ----------        -----------
TOTAL ASSETS                                                      $1,035,899        $ 6,015,774
                                                                  ----------        -----------
                                                                  ----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses and other current liabilities                  $   52,108        $    68,812
  Accounts payable                                                         -            547,581
  Product warranty                                                         -            182,930
  Amount payable to investee (Note 5)                                      -            375,000
                                                                  ----------        -----------
           Total current liabilities                                  52,108          1,174,323
                                                                  ----------        -----------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

STOCKHOLDERS' EQUITY (Notes 7 and 10):
  Common stock, $.01 par value:
    20,000,000 shares authorized; issued and outstanding
      6,353,191 shares and 5,998,648 shares                           63,532             59,986
  Additional paid-in capital                                       7,205,602          6,411,425
  Retained deficit                                                (6,285,343)        (1,629,960)
                                                                  ----------        -----------
           Total stockholders' equity                                983,791          4,841,451
                                                                  ----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,035,899        $ 6,015,774
                                                                  ----------        -----------
                                                                  ----------        -----------

See notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                       1995               1994
NET SALES (Note 8)                                                  $    95,857         $       -

OPERATING EXPENSES:
  Cost of sales                                                          32,786                 -
  Selling, general and administrative expenses                          503,940              820,708
  Research and development expenses                                     509,766                 -
  Other expense (Note 4)                                              1,475,965                 -
                                                                    -----------         ------------
           Total operating expenses                                   2,522,457              820,708
                                                                    -----------         ------------
OPERATING LOSS                                                       (2,426,600)           (820,708)
                                                                    -----------         ------------
OTHER (EXPENSE) INCOME:
  Losses in investee companies (Notes 4 and 5)                         (424,714)         (1,537,286)
  Interest income                                                        63,427               68,484
  Other (loss) income                                                    (2,705)               7,387
  Investment loss                                                          -                (161,217)
                                                                    -----------         ------------
           Total other expense                                         (363,992)         (1,622,632)
                                                                    -----------         ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                       (2,790,592)         (2,443,340)

INCOME TAXES (Note 6)                                                    (1,398)               (800)
                                                                    -----------         ------------
LOSS FROM CONTINUING OPERATIONS                                      (2,791,990)         (2,444,140)

DISCONTINUED OPERATIONS (Note 2):
  Losses from operations of discontinued subsidiaries,
    net of income taxes                                              (1,796,757)            (49,215)
  Loss on disposal of discontinued subsidiaries, net of
    income taxes                                                        (66,636)               -
                                                                    -----------         ------------
NET LOSS                                                             (4,655,383)         (2,493,355)
                                                                    -----------         ------------
                                                                    -----------         ------------
NET LOSS PER COMMON SHARE:
  From continuing operations                                        $     (0.44)        $     (0.40)
  From operations of discontinued subsidiaries                            (0.28)              (0.01)
  From disposal of discontinued subsidiaries                              (0.01)               -
                                                                    -----------         ------------
NET LOSS                                                            $     (0.73)        $     (0.41)
                                                                    -----------         ------------
                                                                    -----------         ------------

See notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                      $.01 Par
                                       Value           Additional          Retained            Total
                                       Common            Paid-in           Earnings        Stockholders'
                                       Stock             Capital           (Deficit)           Equity
BALANCE, JANUARY 1, 1994                $59,761         $6,355,400        $   863,395       $ 7,278,556

EXERCISE OF STOCK OPTIONS                   225             56,025                               56,250

NET LOSS                                   -                  -            (2,493,355)       (2,493,355)
                                        -------         ----------        -----------       -----------

BALANCE, DECEMBER 31, 1994               59,986          6,411,425         (1,629,960)        4,841,451

ISSUANCE OF COMMON STOCK (Note 4)         3,546            794,177                              797,723

NET LOSS                                      -                  -         (4,655,383)       (4,655,383)
                                        -------         ----------        -----------       -----------

BALANCE, DECEMBER 31, 1995              $63,532         $7,205,602        $(6,285,343)      $   983,791
                                        -------         ----------        -----------       -----------
                                        -------         ----------        -----------       -----------

See notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                            1995            1994
OPERATING ACTIVITIES:
  Net loss                                                             $(4,655,383)      $(2,493,355)
  Adjustments to reconcile net loss to net cash (used)
    provided by operating activities:
    Depreciation and amortization                                          357,690           586,645
    Losses in investee companies                                           424,714         1,537,286
    Other expense                                                        1,475,965              -
    Loss on disposal of discontinued subsidiaries                          (41,791)             -
    Amortization of excess of fair market value over net
      assets acquired                                                         -             (755,306)
    Changes in assets and liabilities:
      (Increase) decrease in:
        Investments                                                        571,714         3,006,036
        Accounts receivable                                              1,012,020           (77,767)
        Inventories                                                      1,481,842           377,558
        Other receivables                                                  124,763           (60,920)
        Prepaid expenses and other current assets                           89,001           (13,124)
        Other assets                                                        65,072           (61,400)
      Increase (decrease) in:
        Accounts payable                                                  (592,032)          359,495
        Accrued expenses and other current liabilities                    (166,897)         (128,756)
        Product warranty                                                  (182,930)           14,189
                                                                        ----------       -----------
           Net cash (used) provided by operating activities                (36,252)        2,290,581
                                                                        ----------       -----------
INVESTING ACTIVITIES:
  Capital expenditures                                                    (212,831)         (255,339)
  Purchase of equity investment                                           (375,000)         (975,000)
  Increase in notes and advances receivable                                   -             (838,105)
  Net proceeds from acquisitions/disposals                                 164,352              -
                                                                        ----------       -----------
           Net cash provided (used) by investing activities               (423,479)       (2,068,444)
                                                                        ----------       -----------
FINANCING ACTIVITY:
  Exercise of stock options                                                   -               56,250
                                                                        ----------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (459,731)          278,387

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             1,138,031           859,644
                                                                        ----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $  678,300       $ 1,138,031
                                                                        ----------       -----------
                                                                        ----------       -----------

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

      Leasehold improvements              2-5 years (or lease term if shorter)
      Office furniture and fixtures         3 years
      Machinery and equipment               5 years
      Demonstration units             1.5 - 3 years

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

3.    PROPERTY AND EQUIPMENT

      Property and equipment as of December 31 consist of the following:

                                           1995          1994

      Leasehold improvements            $   -        $   93,533
      Office furniture and fixtures      115,768        205,313
      Machinery and equipment               -           571,404
      Demonstration units                   -           257,269
                                        --------     ----------
                                         115,768      1,127,519
      Less accumulated depreciation
      and amortization                    63,973        645,500
                                        --------     ----------
                                        $ 51,795     $  482,019
                                        --------     ----------
                                        --------     ----------
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

      The following unaudited pro forma results of operations assume the acquisition of 80.3% of WAH-III's common stock occurred on January 1, 1994:

      Net sales                                             $   88,800
      Net loss from continuing operations                   $2,955,000
      Net loss from continuing operations per common share  $      .49

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

      Summarized condensed financial information of ISI as of and for the period ended December 31, 1994 is as follows:

      Results of Operations

      Sales                                       $267,167
      Net loss                                    $925,286

      Balance Sheet Data

      ASSETS:
       Current assets                             $562,865
       Furniture and equipment                      22,522
       Other assets                                  4,000
                                                  --------

      Total Assets                                $589,387
                                                  --------
                                                  --------
      LIABILITIES AND STOCKHOLDERS' EQUITY:
      Current liabilities                         $164,673
      Stockholders' equity                         424,714
                                                  --------

      Total Liabilities and Stockholders' Equity  $589,387
                                                  --------
                                                  --------
6.    INCOME TAXES

      The income tax benefit (provision) including the effect of continuing and discontinued operations in the accompanying consolidated statements of operations is as follows:

                                              1995        1994
       Currently refundable (payable),
         primarily state taxes             $ (1,398)   $ 22,365
                                           ---------   --------
                                           ---------   --------

      The income tax benefit (provision) differs from those computed using the statutory federal tax rate of 34%, due to the following:

                                             1995           1994

Benefit at statutory federal rate        $ 948,801      $   855,345
State benefit (taxes)                       (1,398)          22,365
Amortization of excess fair value over
  net assets acquired                         -             256,804
Increase in valuation allowance, net of
  current amounts related to former and
  current subsidiaries                    (948,801)      (1,109,246)
Other                                         -              (2,903)
                                         ----------     -----------
                                         $  (1,398)     $    22,365
                                         ----------     -----------

      As discussed in Note 2, the Company sold two subsidiaries during 1995. Any tax benefits arising from the disposal of these subsidiaries have been completely offset by an increase in the Company's valuation allowance.

      The net deferred tax assets (liabilities) as of December 31, 1995 and 1994 are as follows:

                                                      1995           1994

      CURRENT:
        Inventory reserves                        $      -       $    58,686
        Bad debt reserves                                -            51,680
        Warranty liability                               -            62,196
        Other                                            -             4,399
        Valuation allowance                              -       $  (176,961)
                                                  -----------    -----------

                                                  $      -       $      -
                                                  -----------    -----------
      NONCURRENT:
        Depreciation and amortization             $      -       $    17,776
        Equity in losses of investees               1,168,908        539,677
        State taxes, net                              222,905         12,874
        Tax loss carryforwards                      1,515,752      1,240,199
        Federal tax credit                                  0         48,734
        Less valuation allowance                  $(2,907,565)   $(1,859,260)
                                                  -----------    -----------
                                                  $         -           -
                                                  -----------    -----------
                                                  -----------    -----------

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

      The following is a status of the options under the Plans and a summary of the changes in options outstanding during 1995 and 1994:

                                                     1995              1994

      Shares under option, beginning of year        443,500           435,000

      Options granted                               195,300            47,000

      Options cancelled                            (428,800)          (16,000)

      Options exercised at $2.50 per share             -              (22,500)
                                                  ----------         ---------
      Shares under option, end of year              210,000           443,500
                                                  ----------         ---------
                                                  ----------         ---------

      Price range                              $1.44 to $3.13    $2.50 to $7.25
                                               --------------    --------------
                                               --------------    --------------

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

9.    COMMITMENTS AND CONTINGENCIES

      The Company has various operating lease arrangements for equipment and office space. Total rent expense under operating leases amounted to approximately $35,000 and $37,000 in 1995 and 1994, respectively. Future minimum lease payments under noncancelable operating leases are approximately:

                        Year Ending
                        December 31

                           1996                        39,000
                           1997                        21,000
                           1998                         4,000
                                                       ------

                                                       64,000
                                                       ------
                                                       ------

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

10.   SUBSEQUENT EVENTS - 1996

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

11.   SUBSEQUENT EVENTS - 1997

      By letter dated January 13, 1997, counsel for Jalcanto, Ltd. and Sabotini, Ltd. (the "Investors") notified the Company that these Investors were electing to rescind the Share Purchase Agreements dated July 10, 1996, as amended, under which the Investors purchased a total of 2,135,000 shares of common stock in the Company, and were demanding a refund by January 17, 1997 of the purchase price of such shares, or $1,783,125, plus interest. The alleged ground for rescission is the fact that this registration statement on Form S-3 pertaining to the resale of such shares was not declared effective by the SEC on or before December 3, 1996. Subsequently, by letter dated February 3, 1997, counsel for the Investors notified the Company that Jalcanto, Ltd. has retracted its demand for rescission, with reservation of all rights. The letter reiterated the rescission demand on behalf of Sabotini Ltd., and the request that the Company return $891,562.50.

      On February 5, 1997, the Company was served notice that it has been sued by each of the Investors in the Superior Court of the State of California for the County of Marin. Each Investor filed a complaint for breach of contract, specific performance and indemnification relating to the alleged failure to timely complete this registration statement. In addition, each complaint requests that the court issue a preliminary and permanent injunction against future issuances of shares of the Company's common stock or securities convertible into common stock without the Investor's consent. The complaint filed by Sabotini Ltd. also requests rescission and the return of the full purchase price of its shares.

      Along with its complaint, Sabotini Ltd. has requested that the court immediately issue a writ to attach approximately $920,000 of the Company's assets as security for the ability to enforce any eventual judgement. A hearing on the application for a writ of attachment is set for February 26, 1997. If the court issues a writ of attachment, the Company would be deprived of substantially all of its working capital, which would have an immediate material adverse effect on the Company's business and financial position and its ability to fund ongoing operating expenses.

      The Company intends to defend itself vigorously in both actions. The Company may be required to expend substantial funds and management resources in connection with the defense and any settlement or judgement, which could have a material adverse effect on the Company's business and financial position.


                                 ******

ITEM 13(b)

On December 29, 1995, the Company consummated the sale of 100% of the outstanding shares of stock of its subsidiary, Sayett Technology Corporation, to STI Acquisition Corporation (STI). STI is a newly-formed New York corporation, formed specifically to undertake the acquisition to Sayett Technology, Inc. The principals of STI are former management personnel of Sayett Group, Inc.: Donald Bauch, who was President of Sayett Technology, Inc., and Jeffrey B. Spear, former Treasurer and Chief Financial Officer of the Company, who resigned upon consummation of the acquisition. Donald Bauch is the brother of Raymond L. Bauch, a member of the Board of Directors and the largest Shareholder of the Company. The terms and conditions of the purchase are set forth in the Stock Purchase Agreement between STI Acquisition Corporation and the Company, dated December 29, 1995.

By purchasing the shares of stock of Sayett Technology, Inc., STI has acquired, and the Company has disposed of, all of the assets which comprised its LCD projection equipment manufacturing and sale business. These include all current assets of Sayett Technology, including cash and accounts receivable, inventory, equipment, and intellectual property, including patents and trademarks and the rights to use the name "Sayett".

The purchase price for the stock of Sayett Technology, Inc. was $300,000, represented by the promissory note of STI payable $50,000 in principal plus accrued interest on March 31, 1996, and thereafter sixty (60) equal monthly amortizing payments of $5,069.10 each. The Purchaser also agreed to pay a royalty for the transfer of intellectual property based upon the achievement of certain sales levels annually through December 31, 1998.

In addition, by purchasing stock, the buyer assumed the existing liabilities of Sayett Technology, Inc., including accounts payable, accrued expenses and warranty reserve. STI and Sayett Technology have agreed to jointly indemnify the Company against any and all operating liabilities of Sayett Technology.

The Company had sought an independent buyer for Sayett Technology throughout the second half of 1995. Despite contacting all entities within the industry who were believed to be credible potential buyers, the Company did not receive a single viable offer for the Sayett Technology. The Company then considered the offer from its managers.

The consideration for the sale was arrived at through negotiations between the parties, each of whom was separately represented by counsel. The Board of Directors received an independent opinion as to the fairness of the transaction from Empire Valuation Services, who based its judgment upon an analysis of the value of Sayett Technology as a going concern, taking into account all relevant factors including review of financial condition and performance, operating history and management, public stock performance of comparable entities, historic and projected cash flows, and current balance sheet and net asset value. The proposal to sell to STI was approved by all members of the Board.

                                      SIGNATURES


            In accordance with Section 13 or 15(d) of the Exchange Act, and Rule 12b-15 thereunder, the Registrant caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SPATIALIGHT, INC.

Dated:  February 10, 1997                      By: /s/ William E. Hollis
                                              ------------------------------

                                                    William E. Hollis
                                                    President,
                                                    Chief Executive Officer,
                                                    Principal Financial Officer
                                                    and Principal Accounting
                                                    Officer.