Form 10KSB/A
period 1995-12-31
SPATIALIGHT INC
filed 1997-03-20
CIK 881468

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                           ------------------------
                                FORM 10-KSB/A

                      AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                 SPATIALIGHT, INC. (f/k/a SAYETT GROUP, INC.)
              (Exact name of registrant as specified in charter)


                                 AMENDMENT NO. 3

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB as set forth in the pages attached hereto:

          Item 13(a)

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this Form 10-KSB:

EXHIBIT        DESCRIPTION
-------        -----------
 3.1*          Certificate of Incorporation
 3.2*          Bylaws
10.1*          1991 Stock Option Plan
10.20*         Form of Officers and Directors Agreement
10.23*         Employee Stock Option Plan
10.24*         Directors Stock Option Plan
10.25*         Agreement between Sayett Group, Inc. and InterVision Systems,
               Inc., dated March 11, 1994.
10.26*         Agreement and Plan of Reorganization, dated January 26, 1995.
10.27*         Sayett Group, Inc. and WAH-III Technology Subscription and
               Stock Purchase Agreement, dated November 25, 1992.
10.28*         Amendment to Subscription and Stock Purchase Agreement, dated
               June 29, 1993.
10.29*         Second Amendment to Subscription and Stock Purchase Agreement,
               dated April 27, 1994
10.30*         Stock Purchase Agreement, dated July 19, 1994.
11.1*          Statement of Computation of Per Share Earnings (Loss).
21.*           Subsidiaries of the Sayett Group, Inc.
99.*           Independent Auditors report on financial statements of
               InterVision, Systems, Inc.
99.1           Definitive Proxy for 1996 Annual Meeting of Stockholders,
               dated April 15, 1996.

----------------
*Previously filed.