Form 10KSB40
period 1996-12-31
SPATIALIGHT INC
filed 1997-03-31
CIK 881468

                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1996  or

[ ] Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period
    from                to
        -------------     --------------
COMMISSION FILE NUMBER:  000-19828

                                  SPATIALIGHT, INC.
                                  -----------------
                    (Name of Small Business Issuer in its Charter)

            NEW YORK                               16-1363082
            --------                               ----------
            (State or other jurisdiction           (I.R.S. Employer
            of incorporation or organization)      Identification No.)

                 8-C Commercial Blvd., Novato, California  94949-5759
                 ----------------------------------------------------
                       (Address of principal executive offices)

                                     415-883-1693
                                     ------------
                             (Issuer's telephone number)

              Securities registered under Section 12(b) of the Act: None

                Securities registered under Section 12(g) of the Act:

                             Common Stock $.01 par value
                             ---------------------------
                                   (Title of Class)



    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

    Issuer's revenues for the year ended December 31, 1996 aggregated $176,100.

    The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $1.0938 per share closing sale price of the Common Stock on March 21, 1997 as reported on the NASDAQ SmallCap Market, was approximately $4,354,693.43. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 5, 1997, Registrant had 8,533,191 shares of Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for registrant's Annual Meeting of Stockholders to be held May 23, 1997 are incorporated by reference to Part III of this Form 10-KSB report.

    Transitional Small Business Disclosure Format (check one):

                      Yes                No   X
                         --------          --------

                                  SPATIALIGHT, INC.
                             FORM 10-K SB  ANNUAL REPORT

                                  TABLE OF CONTENTS

                                                                        Page
                                        PART I

    ITEM 1    Description of Business                                     3

    ITEM 2    Description of Property                                     8

    ITEM 3    Legal Proceedings                                           8

    ITEM 4    Submission of Matters to a Vote
              of Security Holders                                         9


                                       PART II

    ITEM 5    Market for Common Equity and
              Related Stockholder Matters                                 9

    ITEM 6    Management's Discussion and Analysis
              or Plan of Operation                                        10

    ITEM 7    Financial Statements                                        14

    ITEM 8    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                      27


                                       PART III

    ITEM 9    Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a)
              of the Exchange Act                                         27

    ITEM 10   Executive Compensation                                      27

    ITEM 11   Security Ownership of Certain Beneficial
              Owners and Management                                       27

    ITEM 12   Certain Relationships and Related
              Transactions                                                27

    ITEM 13   Exhibits and Reports on Form 8-K                            28

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

    Spatialight, Inc. ("Spatialight" or the "Company") is in the business of designing, producing and commercializing miniature, high-resolution active matrix liquid crystal displays ("LCDs"), also known as spatial light modulators ("SLMs") for computer and video display applications. SLMs are designed in a manner that can potentially provide high quality images at a significant reduction in costs over other types of computer and video displays currently available in the market. The SLMs are designed to be capable of handling computer and video output at very high speeds, clarity and contrast. The Company's first SLM product is a .75" diagonal, 704 x 512 pixel, two-dimensional array on 20 micron centers which is manufactured domestically in very limited quantities. To date, the Company has sold only small volumes of its first SLM product to customers involved in the research and development of applications for this technology, including computer monitors, head-mounted displays, optical computing and other projection applications.

    The Company has identified a number of potential applications and markets for products based on its SLM technology, including light-weight computer projection systems, large computer monitors and head-mounted displays for use in defense and aerospace applications and for computer training and gaming devices. In addition, the Company believes that its SLM products may have application in optical computing systems and in high-speed, large-capacity optical data storage systems and holographic imaging systems.

    The address and telephone number of the Company's principal executive offices are 8-C Commercial Boulevard, Novato, California 94949; (415) 883-1693. The Company was organized under the laws of the State of New York in 1989 under the name of "Sayett Acquisition Company, Inc."; it subsequently changed its name to Sayett Group, Inc. and, in June 1996, changed its name again to Spatialight, Inc. Spatialight, Inc. holds 80% of the outstanding stock of Spatialight of California. Prior to 1996, Spatialight, Inc. operated subsidiaries that were in the businesses of manufacturing populated circuit boards and manufacturing LCD projection equipment. Both of these businesses were sold in 1995 and are accounted for as discontinued operations. See "Management's Discussion and Analysis" and Notes to Consolidated Financial Statements -- Note 5. Unless the context requires otherwise, all references herein to Spatialight or the Company refer collectively to Spatialight, Inc., Spatialight of California and their wholly owned subsidiaries.

TECHNOLOGY AND PRODUCTS UNDER DEVELOPMENT

    The Company's only currently available product is a .75" diagonal, 704 x 512 pixel, two-dimensional array on 20 micron centers. This product is manufactured in very small quantities domestically. The Company currently has under development a 1024 x 768 pixel SLM product, which it anticipates will be commercially available in limited quantities for evaluation and development uses in mid 1997. The Company's SLMs are based on an advanced, proprietary technology for using liquid crystal directly over the surface of a silicon chip to convert reflected external light into high-resolution images.

    The technology underlying the Company's SLM products relies on the manipulation of liquid crystal. A liquid crystal display ("LCD") consists of liquid crystal material between two pieces of glass, and associated polarizers. Rotating the polarization of the molecules in the liquid crystal changes the liquid crystal medium from opaque to transparent and can thereby control the transmission of light. The liquid crystal material has long tubular molecules with a natural twist.
The molecules untwist in response to an applied electric field. As the molecules untwist, light can pass through the liquid crystal and its glass encasement. Commonly available projection panels generally use super-twisted nematic ("STN") LCDs. Molecules in STN LCDs have a high degree of twist and are very responsive to an applied electric field. The Company's SLMs are designed to use the STN molecules by encasing them directly at the surface of an integrated circuit on a silicon chip. The chip generates the polarizing electric fields which can be controlled by and therefore display a signal from a computer, cable television, a video cassette recorder or other type of high information content source. The chip has a substrate manufactured with complimentary metal oxide semiconductor .8 micron processes that enables high-speed processing of computer and video output with high contrast and resolution. Display glass is applied to the surface of the silicon chip with a "spin on" technology to improve flatness. Improved flatness should enhance display quality and increase display size capability by reducing defects that would otherwise be magnified, and help maintain light efficiency to reduce power use.

    The Company's SLMs are being designed to compete with other technologies that produce color LCDs. Additive color techniques require each dot or picture element ("pixel") on the display screen to be divided into three sub-pixels. A color filter is applied to each sub-pixel, causing each subpixel to transmit red, green or blue light. The viewer's eye combines the colored light from the three sub-pixels to create the perception of the full spectrum of colors. Additive technologies, also referred to as "color filtered" technologies, include both passive and active matrix approaches.
To date, active matrix has been most commonly accomplished through the use of thin film transistor technology ("TFT"), in which a transistor is placed on the glass substrate at each sub-pixel location and is used to control that sub-pixel. TFT displays are currently manufactured in commercial quantities by Japanese manufacturers and are relatively expensive. Further, TFT technology relies on the display being relatively small, because manufacturing costs and the costs of applying the display increase dramatically with size.

    The Company believes that the technology underlying its SLM products may provide certain advantages over TFT or other display products or technologies. The Company's 704 x 512 product offers gray scaling at 256 levels per pixel. The Company's SLMs are expected to ultimately cost less to manufacture than comparable TFT displays because of the fundamental chip technology and the placement of the pixel format directly onto a silicon wafer. Further, Company testing indicates that its SLMs are capable of being approximately 100 times as light efficient as currently available TFT displays. The Company's 1024 x 768 product under development has a 90% fill factor with 20 micron pixel pitch.

    Although the Company has demonstrated SLM devices based on its core technology, and recently entered into a contract to produce an engineering prototype of a consumer product for mass production, the Company has not yet produced any prototype SLM products with quality and resolution sufficient to satisfy commercial end-use applications. Delays in development may result in the Company's introduction of its products later than anticipated, which may have an adverse effect on both the Company's financial and competitive position. Moreover, there can be no assurance that the Company will ever be successful in developing or manufacturing a commercially viable SLM device or any of its proposed display products. In addition, there is no assurance that an SLM device or any of the Company's display products will be technically or commercially successful or that the Company will be able to manufacture or obtain a supplier for adequate quantities of its SLM devices or any of its display products at commercially acceptable cost levels or on a timely basis.

    The electronic imaging display industry has undergone rapid and significant technological change. The Company expects the technology to continue to develop rapidly, and the Company's success will depend significantly on its ability to attain and maintain a competitive position. Rapid technological development may result in actual and proposed products or processes becoming obsolete before the Company recoups a significant portion of related research and development, acquisition and commercialization costs. If the Company is successful in the development of a commercially viable SLM device, the Company's ability to compete will depend in part upon the consistency of product quality and delivery, as well as pricing, technical capability and servicing, in addition to factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, product performance and price, product distribution and customer support. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are equally or more effective than any which are being developed by the Company or that will render the Company's technology, SLM devices or display and other products obsolete and non-competitive.

    APPLICATIONS AND MARKETS

    The Company believes that current and future SLM products may be incorporated into a wide variety of monitors, projectors and other light engines. The Company also believes that suppliers and manufacturers of display products may desire to license the Company's technology for use in such end products. The Company does not plan, nor does it have the financial resources, to develop or market any end products itself. Therefore, the Company will be completely dependent upon independent third parties for the development, manufacturing and marketing of such products. No such products exist today, and the Company does not have commitments from any third party for such development, manufacturing or marketing. There can be no assurance that any third party will develop or market a product incorporating the Company's SLM's. If not, there will be no market for the Company's SLM's. However, the Company has entered into a development project with Packard Bell Electronics with the goal of incorporating the Company's SLMs into Packard Bell's monitor products in the future. The Company has also established informal arrangements with suppliers of light engine components, including lamps, screen materials and lenses. The Company believes these relationships are important to its ability to succeed because they can enable the Company to demonstrate potential application solutions to customers. The failure to establish relationships with suppliers of light engine components and other manufacturers could make it more difficult for the Company to gain market acceptance for its products. To encourage manufacturers to design products that integrate the Company's SLMs, the Company intends to offer prototypes at low cost for evaluation and design into products. However, because many manufacturers are unfamiliar with reflective technology displays, and because of their limited supply, the Company may experience difficulty in convincing manufacturers to use its SLMs.

MARKETING, SALES AND DISTRIBUTION

    The Company's SLMs are available directly from the Company or through the Company's principal distributor, Meadowlark Optics. The Company has a non-exclusive distribution agreement with Meadowlark to market the Company's SLMs in low volumes primarily to large corporate research departments and university research labs. Currently available SLMs, including necessary electronics, have a per unit retail list price of $20,000.

    The Company currently employs no full-time sales or marketing specialists. The Company intends to form alliances with corporate partners for the marketing and distribution of certain of its anticipated display products. There can be no assurance that the Company will be successful in forming and maintaining such alliances or that the Company's partners will devote adequate resources to successfully market and distribute these anticipated products. There can be no assurance that the Company will be able to attract and retain qualified marketing and sales personnel, that the Company will be able to enter into satisfactory agreements with marketing partners, or that the Company or its marketing partners will be successful in gaining market acceptance for its anticipated products.

    MANUFACTURING AND SUPPLY

      The Company currently engages outside manufacturers to produce its SLM devices, and the Company has no experience manufacturing SLM devices or display products. The Company's facility is designed principally for research and development and small-scale assembly and inventory storage. Final assembly and testing of the SLM product is conducted by Company personnel prior to shipment. The Company has established supplier relationships with both a low volume and a high volume LCD filling processor.
 The Company does not have a written contract with either such supplier, and accordingly, either of them may discontinue providing LCD components to the Company at any time. Any such termination of supply could have a material adverse effect on the Company's ability to meet its commitments to customers while the Company identified and qualified a replacement supplier. The Company is negotiating with several manufacturers for establishment of full-scale integrated manufacturing capacity for its SLM devices and has reached an agreement with one manufacturer for fabrication of silicon wafers.
 However, no decision has been made by any such manufacturer to establish such a capability and there can be no assurance that any of them will do so. In the event any such manufacturer establishes a full-scale integrated manufacturing capability, the Company could become dependent on such manufacturer for the manufacture of SLM devices. The termination or cancellation of the Company's agreement with the manufacturer could adversely affect the Company's ability to manufacture its products. In such event, the Company could be required to establish an alternative manufacturing relationship or establish its own manufacturing capability. There can be no assurance that the Company would be able to establish such a relationship on acceptable terms or develop its own manufacturing capability. In any event the time required to establish such a substitute relationship or capability could substantially delay the commercialization of the Company's SLM devices and display products, which, in turn, could have a substantial adverse impact on the Company's results of operations and financial condition.

COMPETITION

    The active matrix LCD market has been dominated by Japanese manufacturers such as Sharp, Hitachi, Seiko-Epson, Sanyo and Toshiba (in partnership with
IBM). These manufacturers, however, have concentrated on larger format, eight to ten inch displays used in portable computers. Other companies such as Kopin Corporation, OIS Ovonics, Texas Instruments and Motif (a Motorola and InFocus Systems joint venture) have attempted to design and produce small format LCDs and SLMs with comparable functionality to that of the Company's SLMs. No attempts at commercialization of the small format display devices have been successful to date.

    The electronic imaging display industry has been characterized by rapid and significant technological advances. There can be no assurance that the Company's SLM devices and display products will be reflective of such advances or that the Company will have sufficient funds to invest in new technologies or products or processes. A number of companies in the United States assemble workstation monitors using LCDs and cathode-ray tubes ("CRTs") purchased from Japan. A number of Japanese companies build monitors around their LCDs and CRTs.

Korean companies are also entering the LCD and CRT monitor market. Development of improved high-definition LCDs and CRTs continues to receive significant attention by these and other companies. Although the Company believes that its SLM products have the capability to improve LCD performance beyond that of commercially available LCD- and CRT-based display products, there is no assurance that manufacturers of LCDs or CRTs will not develop further improvements of LCD or CRT technology that would eliminate or diminish the Company's anticipated advantage. In addition, numerous competitors have substantially greater financial, technical and other resources than the Company. The Company may face an aggressive, well financed competitive response that may include misappropriation of the Company's intellectual property or predatory pricing.

PATENTS AND INTELLECTUAL PROPERTY

    The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technologies. Although the Company has been awarded or has filed applications for several patents in the United States, there can be no assurance as to the degree of protection offered by these patents, or as to the likelihood that pending patents will be issued. Furthermore, the Company has not yet applied for or obtained any foreign patents. There can be no assurance that competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products or intentionally infringe the Company's patents. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to the Company. This is particularly true in foreign countries. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products. The Company also relies on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees and most consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. To date, the Company has no experience in enforcing its confidentiality agreements.

RESEARCH AND DEVELOPMENT

    The Company incurred research and development expenses of approximately $265,000 in 1996 and $509,766 in 1995. Research and development expenses represent costs incurred, primarily personnel related, for the design and development of new products and the redesign of existing products. The Company believes that the development of new products will be required to allow it to compete effectively and to achieve future revenues. The Company currently has 11 full time employees whose duties include research and development. The Company intends to continue its product enhancement and development programs, focusing on increasing the display size and finalizing field sequential color capabilities and liquid crystal filling manufacturing processes. The

Company believes that such enhancements and new products will be required to exploit future markets for large screen monitors, high definition television and head mount displays.

EMPLOYEES

    As of December 31, 1996, the Company had 11 full-time and 4 part-time employees. Employment is divided amount two functional areas with 12 in engineering and 3 in finance and administration. Employees are not represented by any collective bargaining organizations. The Company considers its relations with its employees to be good.

    The Company is dependent upon its key scientific and management personnel, including its Chief Executive Officer, William Hollis, and its Vice President, Dean Irwin. The Company does not maintain key-man life insurance on Messrs. Hollis or Irwin. In 1996, the Company entered into a three-year employment agreement with Mr. Hollis and a two-year employment agreement with Mr. Irwin. Both agreements are terminable by the Company for cause. The loss of the services of one or more key individuals may have a material adverse impact on the Company. The Company's success will also depend on its ability to attract and retain other highly qualified scientific, marketing, manufacturing and other key management personnel. The Company faces competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's headquarters are located at 8-C Commercial Drive, Novato, California. Approximately 4,000 square feet of office space is leased through April 1997. The Company anticipates that this lease will be extended for another 12 months. The Company believes that its current facilities will be sufficient for its needs for at least the next year.

ITEM 3.  LEGAL PROCEEDINGS.

    By letter dated January 13, 1997, counsel for Jalcanto, Ltd. and Sabotini, Ltd. (the "Investors") notified the Company that these Investors were electing to rescind the Share Purchase Agreements dated July 10, 1996, as amended (the "Purchase Agreements"), under which the Investors purchased a total of 2,135,000 shares of common stock in the Company, and were demanding a refund by January 17, 1997 of the purchase price of such shares, or $1,783,125, plus interest. The alleged ground for rescission is the fact that the Company's registration statement on Form S-3 pertaining to the resale of such shares was not declared effective by the SEC on or before December 31, 1996. Subsequently, by letter dated February 3, 1997, counsel for the Investors notified the Company that Jalcanto, Ltd. had retracted its demand for rescission, with reservation of all rights. The letter reiterated the rescission demand on behalf of Sabotini, Ltd., and the request that the Company return $891,563.

    On February 5, 1997, the Company was served notice that it has been sued by each of the Investors in the Superior Court of the State of California for the County of Marin. Each Investor filed a complaint for breach of contract, specific performance and indemnification relating to the alleged failure to timely complete the contractually required registration statement. In addition, each complaint requests that the court issue a preliminary and permanent injunction against future issuances of shares of the Company's common stock or securities convertible into common stock without the Investor's consent. The complaint filed by Sabotini Ltd. also requests rescission and the return of the full purchase price of its shares (approximately $892,000). On February 26, 1997, a hearing was held with respect to Sabotini's application for a writ to attach the Company's funds in the amount of $920,000 to ensure enforceability of any eventual judgment in Sabotini's favor. By order dated February 28, 1997, the court denied the application for the writ without prejudice.

    The Company intends to defend itself vigorously in both actions and believes that it is not probable that Sabotini will prevail in rescinding its Purchase Agreement. The Company may be required to expend substantial funds and management resources in connection with the defense and any settlement or judgment; accordingly, the ultimate resolution of this litigation may have a material adverse effect on the Company's business and financial condition taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the security holders during the Company's fourth quarter.


                                       PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock of the Company has been traded in the over-the-counter market since the Company's initial public offering on February 5, 1992. The Common Stock is listed on the NASDAQ SmallCap Market under the symbol "SLHT". To remain listed, the Company must maintain certain maintenance standards, including: two market makers; bid price of $1.00; public float of 100,000 shares; the market value of public float of $250,000; total assets of $2,000,000; capital and surplus of $1,000,000. NASD has delivered notice to the Company that it is scheduled for potential delisting from the Nasdaq SmallCap Market because the Company does not meet the $2,000,000 minimum total asset requirement for continued listing. On February 27, 1997, a hearing was held before a panel authorized by the NASD to determine whether the Company should be delisted from the Nasdaq SmallCap Market. No determination of that panel has yet been rendered. The Company presented a plan for compliance to the panel, but there can be no assurance that the Company will not be delisted when the panel renders its decision. If the Company were delisted from the Nasdaq SmallCap Market, trading, if any, in the Company's Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board". Consequently, the liquidity of the Company's securities could be impaired, not only in the numbers of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media coverage of the Company, and lower prices for the Company's securities than might otherwise be obtained.

    The following table sets forth, for the calendar quarters indicated, the range of high and low quotations for the Common Stock, as reported by the National Association of Securities Dealers Automated Quotation System.

SLHT - COMMON STOCK                           1996                1995
                                       High Bid  Low Bid   High Bid  Low Bid
                                       --------  -------   --------  -------

First Quarter (January - March)          1 1/2     7/32     3 1/4     1 3/8
Second Quarter (April - June)            1 5/8     5/8      2         1 1/4
Third Quarter (July - September)         1 1/4    11/16     1 7/8     1 1/4
Fourth Quarter (October - December)        7/8    13/32     1         9/16

    For a recent reported quotation for the Company's Common Stock, see the cover page of this Form 10-KSB. The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

    As of March 21, 1997, there were approximately 2,900 holders of record of the Common Shares of the Company. The Common Stock represents the only class of securities outstanding as of this filing.

    To date, the Company has not paid a dividend on its Common Stock. The payment of future dividends is subject to the Company's earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant and it is unlikely that dividends will be paid in the foreseeable future.

     During 1996, the Company sold securities in private placement transactions as follows. On July 11, 1996 the Company sold 1,585,000 shares of its common stock at a price of $1.125 per share in cash, and concurrently issued warrants to purchase an additional 1,585,000 shares of the Company's common stock (the "Warrants"). The shares sold and the Warrants were acquired on identical terms and in identical amounts by Sabotini, Ltd. and Jalcanto, Ltd., each of which are Isle of Man corporations (the "Investors"). The Warrants are exercisable at any time prior to July 15, 2001, at an exercise price of $1.00 per share before July 15, 1997, $1.25 per share though July 1999 and $1.50 per share thereafter. On November 11, 1996, the Investors approved certain amendments to the Company's covenants under their original share purchase agreements, and the Company agreed to reprice the July 11, 1996 sale of common stock from $1.125 per share to $0.8352 per share. As a result, the Company issued an additional 550,000 shares of its common stock, evenly divided between the two Investors.

     No underwriter took part in the sale of stock to the Investors, and there were no underwriting discounts or commissions; however the Company paid certain finders fees in connection with the transaction. Net proceeds received by the Company relating to the placement were $1,525,237. In making this private placement of securities, the Company claimed the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, pertaining to transactions not involving a public offering. In claiming this exemption, the Company relied upon factual information provided in representations by each Investor concerning its financial position, sophistication and suitability as a participant in such an exempt transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed throughout "Item 1 - Description of Business" and elsewhere in this Annual Report on Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurance of unanticipated events.

    NET SALES. The Company's net sales were $176,100 and $95,857 in 1996 and 1995 respectively. These amounts are comprised of sales of a small number of units of the Company's initial SLM device.

    OPERATING EXPENSES. Operating expenses during 1996 and 1995 were $1,170,007 and $2,522,457, respectively. The substantial decrease in operating expenses from 1995 to 1996 was principally due to the write off of goodwill in 1995.

    Costs of sales represent product costs associated with the production of prototype SLMs. Costs of sale were $141,290 and $32,786 in 1996 and 1995, respectively. The increase was due to the higher volume of SLM sales and high costs associated with the production of prototype units during 1996.

    Selling, general and administrative costs were $763,575and $503,940 in 1996 and 1995, respectively. The increase of 52% from 1995 levels reflects the Company's initial investment in marketing the SLMs as it continued the transition from research and development company to an operating company. Also as a result of this transition, research and development expenses in the year ended December 31, 1996 were $265,142, which represents a 48% decrease from research and development expenses of $509,766 in the year ended December 31, 1996.

    The 1995 goodwill write-off resulted from the impairment of goodwill associated with the purchase of a majority interest in Spatialight of California during the first quarter of 1995. At the time of purchase, it was anticipated that the sales of SLMs from Spatialight of California would continue to increase during the remainder of 1995 as production processes and component specifications were finalized for commercialization. While the sales performance of Spatialight of California showed substantial improvement during the second and third quarters of 1995, the Company was unable to continue selling its products to one of its major customers. As a result, the sales performance of Spatialight of California declined to zero in the fourth quarter of 1995. This decline, coupled with the sale of Sayett Technology, a subsidiary of the Company focused on manufacturing LCD projection equipment, and the resultant diminished prospects that vertical integration would be available for Spatialight of California within the group of companies controlled by the Company led the Company to conclude that such goodwill was substantially impaired.

    OTHER INCOME (EXPENSES) Losses in investee companies was $424,714 in 1995. The losses in 1995 resulted from the write-off of the Company's entire investment in InterVision Systems, Inc. The Company purchased a 40% interest in InterVision, a producer of head-mounted displays utilizing a wearable computer, in 1994. Due to losses incurred by InterVision through the period ended December 31, 1995, the Company's investment was totally impaired. Although InterVision continues to operate, funded principally by a government grant, the Company does not anticipate that its investment will be recovered.

    Interest income was $63,776 and $63,427 in 1996 and 1995, respectively. Interest income in 1996 was principally due to interest on the proceeds of a private placement of the Company's Common Stock in July 1996.

    Other expenses were $13,252 and $2,705 in 1996 and 1995, respectively. The increase from 1995 resulted principally from expenses incurred in moving the Company's headquarters to California.

    On December 29, 1995 the Company sold Sayett Technology, Inc. (STI), a wholly owned subsidiary, to former management members of the Company for $300,000 in the form of a note receivable. In 1996, the Company received $51,526 in cash and $15,069 in furniture and fixtures toward payment of this note receivable. In the third quarter of 1996 the Company wrote down the note by $121,702 based on their assessment of collectability. Based on events in the fourth quarter of 1996, the Company wrote off the remaining balance of $111,703. The total write-off of $233,405 has been shown as a bad debt write-off.

    LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations were $1,178,738 and $2,791,990 in 1996 and 1995, respectively. The Company anticipates that losses from continuing operations will increase during 1997.

    DISCONTINUED OPERATIONS. Total losses from discontinued operations were $1,863,393 in 1995. During 1995, the Company sold Surmotech, Inc., a wholly owned subsidiary which focused on manufacturing populated circuit boards, for $188,000 in cash. During 1995, the Company also sold Sayett Technology, Inc., a wholly owned subsidiary which focused on developing and manufacturing electronic presentation systems, for a $300,000 note receivable.

    The consistent, recurring losses sustained by both companies prompted the Company to make the sales. The operating results of the two entities have been combined and reported as "losses from discontinued operations, net of income tax." Net sales from the discontinued operations in the year ended December 31, 1995 were approximately $5,462,000.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company had $1,324,398 in cash and cash equivalents. Accounts receivable at December 31, 1996 totaled $40,201 and represented primarily amounts due on SLMs shipped in the fourth quarter. The Company's net working capital at December 31, 1996 was approximately $1,249,000.

    Net cash used by operating activities totaled $904,354 and $36,252 in 1996 and 1995, respectively. Net cash provided by investing and financing activities in 1996 was approximately $1,550,000, principally resulting from a private placement of the Company's Common Stock. Net cash used by investing and financing activities in 1995 was approximately $423,000, principally resulting from capital expenditures and purchase of an equity investment in InterVision Systems, Inc.

    As of December 31, 1996, the Company had an accumulated deficit of $7,464,081. The Company has realized significant losses in the past and expects that these losses will continue at least through 1997. It is likely that the Company will have quarterly and annual losses in 1997 and beyond. The Company has generated limited revenues and no profits from operations. The development, commercialization and marketing of the Company's products will require substantial expenditures for the foreseeable future. Consequently, the Company may continue to operate at a loss for the foreseeable future and there can be no assurance that the Company's business will operate on a profitable basis.

    The Company is experiencing negative cash flow from operations resulting in the need to fund ongoing operations from financing activities. The future existence and profitability of the Company is dependent upon its ability to obtain additional funds to finance operations and expand operations in an effort to achieve profitability from operations. No assurance can be given that the Company's business will ultimately generate sufficient revenue to fund the Company's operations on a continuing basis. The matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

    Most of the Company's revenue to date has been derived from research and development contracts and limited sales of its SLM devices. Although the Company has demonstrated SLM devices based on its core technology, the Company has not yet produced any prototype SLM products with quality and resolution sufficient to satisfy commercial end-use applications. The Company recently entered into a contract to produce an engineering prototype of a consumer product for mass production. However, further development and testing will be necessary before this product or the Company's other proposed products will be available for commercial end-use applications. Delays in development may result in the Company's introduction of its products later than anticipated, which may have an adverse effect on both the Company's financial and competitive position. Moreover, there can be no assurance that the Company will ever be successful in developing or manufacturing a commercially viable SLM device or any of its proposed display products. In addition, there is no assurance that an SLM device or any of the Company's display products will be technically or commercially successful or that the Company will be able to manufacturer adequate quantities of its SLM devices or any of its display products at commercially acceptable cost levels or on a timely basis.

    By letter dated January 13, 1997, counsel for Jalcanto, Ltd. and Sabotini, Ltd. (the "Investors") notified the Company that these Investors were electing to rescind the Share Purchase Agreements dated July 10, 1996, as amended (the "Purchase Agreements"), under which on July 11, 1996 the Investors purchased a total of 2,135,000 shares of common stock in the Company, and were demanding a refund by January 17, 1997 of the purchase price of such shares, or $1,783,125, plus interest. The alleged ground for rescission is the fact that the Company's registration statement on Form S-3 pertaining to the resale of such shares was not declared effective by the SEC on or before December 31, 1996. Subsequently, by letter dated February 3, 1997, counsel for the Investors notified the Company that Jalcanto, Ltd. had retracted its demand for rescission, with reservation of all rights. The letter reiterated the rescission demand on behalf of Sabotini, Ltd., and the request that the Company return $891,563.

    On February 5, 1997, the Company was served notice that it has been sued by each of the Investors in the Superior Court of the State of California for the County of Marin. Each Investor filed a complaint for breach of contract, specific performance and indemnification relating to the alleged failure to timely complete the contractually required registration statement. In addition, each complaint requests that the court issue a preliminary and permanent injunction against future issuances of shares of the Company's common stock or securities convertible into common stock without the Investor's consent. The complaint filed by Sabotini Ltd. also requests rescission and the return of the full purchase price of its shares (approximately $892,000). On February 26, 1997, a hearing was held with respect to Sabotini's application for a writ to attach the Company's funds in the amount of $920,000 to ensure enforceability of any eventual judgment in Sabotini's favor. By order dated February 28, 1997, the court denied the application for the writ without prejudice.

    The Company intends to defend itself vigorously in both actions and believes that it is not probable that Sabotini will prevail in rescinding its Purchase Agreement. The Company may be required to expend substantial funds and management resources in connection with the defense and any settlement or judgment; accordingly, the ultimate resolution of this litigation may have a material adverse effect on the Company's business and financial condition taken as a whole.

ITEM 7.  FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Spatialight, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Spatialight, Inc. and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spatialight, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, successful completion of the Company's development program and ultimately, the attainment of profitable operations, is dependent on future events including obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. As discussed in
Note 4, to the consolidated financial statements, the Company is the defendant in litigation brought by shareholders who purchased common stock in 1996. As further discussed in Note 2 to the consolidated financial statements, the Company's recurring operating losses and its accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Deloitte & Touche LLP
San Francisco, California
March 21, 1997

SPATIALIGHT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                         1996         1995
                                                     ------------  ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $1,324,398   $   678,300
 Accounts receivable                                      40,021            --
 Note receivable, net                                         --        81,451
 Inventories                                              75,401            --
 Prepaid expenses and other                               11,911         5,804
                                                     ------------  ------------
    Total current assets                               1,451,731       765,555
                                                     ------------  ------------

Property and equipment, net                               68,817        51,795
Other assets                                              12,877            --
Note receivable - noncurrent                                  --       218,549

TOTAL ASSETS                                          $1,533,425    $1,035,899
                                                     ------------  ------------
                                                     ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued expenses and other current liabilities      $  108,581    $    52,108
 Accounts payable                                        94,554             --
                                                     ------------  ------------
    Total current liabilities                           203,135         52,108
                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value:
  20,000,000 shares authorized; issued and
  outstanding 8,533,191 shares in 1996 and
  6,398,191 shares in 1995                               79,832         63,532

 Additional paid-in capital                           8,714,539      7,205,602
 Accumulated deficit                                 (7,464,081)    (6,285,343)
                                                     ------------  ------------
    Total stockholders' equity                        1,330,290        983,791
                                                     ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,533,425     $1,035,899
                                                     ------------  ------------
                                                     ------------  ------------


See notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                        1996          1995
                                                    ------------  ------------

NET SALES                                            $  176,100     $   95,857

OPERATING EXPENSES:
 Cost of sales                                          141,290         32,786
 Selling, general and administrative expenses           763,575        503,940
 Research and development expenses                      265,142        509,766
 Goodwill write-off                                          --      1,475,965
                                                    -----------   -----------
    Total operating expenses                          1,170,007      2,522,457
                                                    -----------   -----------

OPERATING LOSS                                         (993,907)    (2,426,600)
                                                    -----------   -----------

OTHER (EXPENSE) INCOME:
 Interest income                                         63,776        63,427
 Other expenses                                         (13,252)       (2,705)
 Losses in investee companies                                --      (424,714)
 Write-down of note receivable                         (233,405)           --
                                                    -----------   -----------
    Total other expense                                (182,881)      (363,992)
                                                    -----------   -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                       (1,176,788)   (2,790,592)

INCOME TAXES                                             (1,950)       (1,398)
                                                    -----------   -----------
LOSS FROM CONTINUING OPERATIONS                      (1,178,738)   (2,791,990)

DISCONTINUED OPERATIONS:
 Losses from operations of discontinued
  subsidiaries, net of income taxes                          --    (1,796,757)
 Loss on disposal of discontinued subsidiaries,
  net of income taxes                                        --       (66,636)
                                                    -----------   -----------
NET LOSS                                            $(1,178,738)  $(4,655,383)
                                                    -----------   -----------
NET LOSS PER SHARE:
 From continuing operations                         $     (0.16)   $    (0.44)
 From operations of discontinued subsidiaries                --         (0.28)
 From disposal of discontinued subsidiaries         $        --         (0.01)
                                                    -----------   -----------
NET LOSS PER SHARE                                  $     (0.16)   $    (0.73)
                                                    -----------   -----------
                                                    -----------   -----------
Shares used in computing net loss per share           7,230,630     6,312,283
                                                    -----------   -----------
                                                    -----------   -----------



See notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                          COMMON STOCK           ADDITIONAL                     TOTAL
                                  ----------------------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                    SHARES          AMOUNT        CAPITAL      (DEFICIT)        EQUITY
                                  -----------     ------------  ------------  ------------- --------------
Balance January 1, 1995            6,043,648        $ 59,986     $6,411,425    $(1,629,960)   $4,841,451

Issuance of common stock             354,543           3,546        794,177                      797,723

Net loss                                  --              --             --     (4,655,383)   (4,655,383)
                                  -----------     ------------  ------------  ------------- --------------
Balance December 31, 1995          6,398,191          63,532      7,205,602     (6,285,343)      983,791
                                  -----------     ------------  ------------  ------------- --------------
Issuance of common stock, net      2,135,000          16,300      1,508,937            --      1,525,237

Net loss                                 --              --             --      (1,178,738)   (1,178,738)
                                  -----------     ------------  ------------  ------------- --------------
Balance December 31, 1996         $8,533,191        $ 79,832     $8,714,539    $(7,464,081)   $1,330,290
                                  -----------     ------------  ------------  ------------- --------------
                                  -----------     ------------  ------------  ------------- --------------


See notes to financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

                                                         1996         1995
                                                   -------------  -------------
OPERATING ACTIVITIES:
 Net loss                                           $(1,178,738)   $(4,655,383)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
  Depreciation and amortization                          24,358        357,690
  Losses in investee companies                               --        424,714
  Goodwill write-off                                         --      1,475,965
  Write-down of note receivable                         233,405             --
  Loss on disposal of discontinued subsidiaries              --        (41,791)
  Changes in assets and liabilities:
   Investments (trading securities)                          --        571,714
   Accounts receivable                                  (40,021)     1,012,020
   Inventories                                          (75,401)     1,481,842
   Other receivables                                         --        124,763
   Prepaid expenses and other current assets             (6,107)        89,001
   Other assets                                         (12,877)        65,072
   Accounts payable                                      94,554       (592,032)
   Accrued expenses and other current liabilities        56,473       (166,897)
   Product warranty                                          --       (182,930)
                                                   -------------  -------------
    Net cash used by operating activities              (904,354)       (36,252)
                                                   -------------  -------------
INVESTING ACTIVITIES:
 Purchase of short-term investments                  (1,172,900)
 Proceeds from sales of short-term investments        1,172,900
 Capital expenditures                                   (26,311)      (212,831)
 Purchase of equity investment                                --      (375,000)
 Payments received on notes receivable                   51,526             --
 Net proceeds from acquisitions/disposals                    --        164,352
                                                   -------------  -------------
    Net cash provided (used) by investing
     activities                                          25,215       (423,479)
                                                   -------------  -------------
FINANCING ACTIVITIES:

 Proceeds from the sales of common stock,
  net of issuance costs                              1,525,237              --
                                                   -------------  -------------
     Net cash provided by financing activities       1,525,237              --
                                                   -------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                     646,098        (459,731)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           678,300       1,138,031
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS, END OF YEAR              $1,324,398      $  678,300
                                                   -------------  -------------
                                                   -------------  -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Furniture received as payment on notes
   receivable                                       $   15,069
                                                   -------------
  Debentures in SOC converted to common
   stock of SOC                                                     $  466,105
                                                                  -------------
  Common stock issued in conjunction with
   acquisition of SOC                                               $  797,723
                                                                  -------------
See notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS

   Spatialight, Inc. and its subsidiary (the Company) develops, designs, manufactures, and markets high content information display system components for the optical computing, computer monitoring/projection, holography, and multimedia industries.

2. GOING CONCERN UNCERTAINTY

   The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss in fiscal 1996 of $1,178,438. Additionally, as of December 31, 1996 the Company's accumulated deficit totaled $7,464,081. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations, is dependent upon future events. These events include the obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   In an effort to improve operating performance, the Company has been and will be implementing certain programs and strategies in 1997. These strategies include:

   - Raising of additional capital.

   - Outsourcing of all manufacturing activities, which will be monitored by Company's manufacturing/quality control engineering staff.

   - Developing strategic arrangements with potential customers to share development costs and/or licensing of the Company's technology.

   - Construction of engineering models to demonstrate proof of technology for OEM's.

   The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain its operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Spatialight, Inc. (SI), and its majority-owned subsidiary Spatialight of California (SOC). All inter-company accounts and transactions have been eliminated in consolidation.

   ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires that management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   INVENTORIES - Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

   PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, generally 3 to 5 years.

   REVENUE RECOGNITION - Revenue is generally recognized at the time product is shipped.

   INCOME TAXES - The Company uses the asset and liability method to account for income taxes, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

   NET LOSS PER COMMON SHARE - Net loss per common share for 1996 and 1995 is based on the weighted average number of common shares outstanding during the year; stock options and warrants were not included since their effect would be anti-dilutive.

   RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense when incurred.

   CASH EQUIVALENTS - Cash equivalents include money market securities stated at cost, which approximate market value, purchased with original maturities of three months or less.

   STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

4. ISSUANCE OF COMMON STOCK AND RELATED LITIGATION

   On July 11, 1996 the Company sold 1,585,000 shares of its common stock to a private investor group at $1.125 per share, or $1,783,125 in gross proceeds. In conjunction with the sale of common stock, the Company also issued warrants to purchase an additional 1,585,000 shares of the Company's common stock, exercisable at any time prior to July 15, 2001, at an exercise price of $1.00 per share before July 15, 1997, $1.25 through July 1999 and $1.50 thereafter. Net proceeds received by the Company related to this placement were $1,525,237.

   On November 11, 1996, in connection with the approval by the above-mentioned investors of a future additional offering of common stock (relating to the Company's planned stock for stock exchange to acquire the remaining 20% of common shares of SOC owned by the original owners), the Company entered into an Amendment Agreement which repriced the July 11, 1996 sale of common stock from $1.125 per share to $.8352 per share and issued an additional 550,000 shares to the investors.

   By letter dated January 13, 1997, counsel for Jalcanto, Ltd. and Sabotini, Ltd. (the "Investors") notified the Company that these Investors were electing to rescind the Share Purchase Agreements dated July 10, 1996, as amended (the "Purchase Agreements"), under which on July 11, 1996 the Investors purchased a total of 2,135,000 shares of common stock in the Company, and were demanding a refund by January 17, 1997 of the purchase price of such shares, or $1,783,125, plus interest. The alleged ground for rescission is the fact that the Company's registration statement on Form S-3 pertaining to the resale of such shares was not declared effective by the SEC on or before December 31, 1996. Subsequently, by letter dated February 3, 1997, counsel for the Investors notified the Company that Jalcanto, Ltd. had retracted its demand for rescission, with reservation of all rights. The letter reiterated the rescission demand on behalf of Sabotini, Ltd., and the request that the Company return $891,562.50.

   On February 5, 1997, the Company was served notice that it has been sued by each of the Investors in the Superior Court of the State of California for the County of Marin. Each Investor filed a complaint for breach of contract, specific performance and indemnification relating to the alleged failure to timely complete the contractually required registration statement. In addition, each complaint requests that the court issue a preliminary and permanent injunction against future issuances of shares of the Company's common stock or securities convertible into common stock without the Investor's consent. The complaint filed by Sabotini Ltd. also requests rescission and the return of the full purchase price of its shares (approximtely $892,000). On February 26, 1997, a hearing was held with respect to Sabotini's application for a writ to attach the Company's funds in the amount of $920,000 to ensure enforceability of any eventual judgment in Sabotini's favor. By order dated February 28, 1997, the court denied the application for the writ without prejudice.

   The Company intends to defend itself vigorously in both actions and believes that it is not probable that the Sabotini will prevail in rescinding its Purchase Agreement. The Company may be required to expend substantial funds and management resources in connection with the defense and any settlement or judgment; accordingly, the ultimate resolution of this litigation may have a material adverse effect on the Company's business and financial condition taken as a whole. No provision for any loss that may result from resolution of this uncertainty has been made in the accompanying consolidated financial statements.

5. DISCONTINUED OPERATIONS

   On July 1, 1995 the Company sold Surmotech, Inc., a wholly owned subsidiary, for $188,000 in cash.

   On December 29, 1995 the Company sold Sayett Technology, Inc., (STI) a wholly owned subsidiary, to former management members of the Company for $300,000 in the form of a note receivable. In 1996, the Company received $51,526 in cash and $15,069 in furniture and fixtures. In the third quarter of 1996 the Company wrote down the note by $121,702 based on their assessment of collectibility. Based on events in the fourth quarter the Company wrote off the remaining balance of $111,703.

   As a result of the aforementioned sales, the Company is reporting the results of the two subsidiaries as discontinued operations for the period ended December 31, 1995 in the consolidated financial statements. Net sales from discontinued operations were $5,462,000 in 1995.

6. PROPERTY AND EQUIPMENT

   Property and equipment as of December 31 consist of the following:


                                                            1996       1995
                                                         ---------   --------
Office furniture and fixtures                            $ 94,885    $57,513
Machinery and equipment                                    62,263     58,255
                                                         --------    --------
                                                          157,148     115,768

Less accumulated depreciation and amortization             88,331      63,973
                                                         --------    --------
                                                         $ 68,817    $ 51,795
                                                         --------    --------
                                                         --------    --------

7. INVESTMENT IN SUBSIDIARY

   In November 1992, the Company entered into a Subscription and Stock Purchase Agreement (the Agreement) with SOC (formerly WAH-III Technology Corp.) a development stage company that develops, designs and manufactures electronic display products, including a small, high content liquid crystal display (LCD). Through the Agreement and subsequent amendments, the Company purchased and held, as of December 31, 1994, notes receivable totaling $1,078,105. Additionally, the Company made advances to SOC under a line of credit agreement totaling $200,000 as of December 31, 1994.

   On January 1, 1995, the Company converted its note receivable from SOC and received 2,703,427 shares of SOC common stock which increased its ownership of SOC to approximately 68%. On February 7, 1995, the Company exchanged 354,543 shares of its common stock for 531,815 shares of SOC common stock, which further increased its ownership to approximately 80.3%. The note receivable conversion and exchange of shares in 1995 gave rise to a difference between the Company's investment and the underlying equity in the net assets of SOC. This excess of purchase price over the net assets acquired ("goodwill") totaled $1,475,965.
   The Company wrote off the $1,475,965 of goodwill in December 1995, based in part on a comparison of the Company's best estimate of the undiscounted cash flows of SOC to the carrying value of the goodwill.

   The operating results of SOC have been included in the Company's consolidated financial statements since January 1, 1995. The absence of a minority interest balance on the consolidated balance sheet as of December 31, 1996 and 1995 is due to a deficiency in SOC's net assets due to its recurring losses. Additionally, losses applicable to the minority interest have been charged against the Company's interest, as there is no obligation of the minority interest to make good such losses.

8. LOSS IN INVESTEE COMPANY

   On March 26, 1994, the Company acquired 40% of the common stock of InterVision Systems, Inc. (ISI), a newly formed Delaware Corporation that produces head-mounted displays utilizing a wearable computer, for $1,350,000. The Company accounted for this investment using the equity method of accounting which required that the original investment be recorded at cost and adjusted by the Company's share of undistributed earnings or losses of ISI. ISI generated a loss of approximately $925,286 for the period ended December 31, 1994. The Company lost an additional $424,714 for the nine months ended September 30, 1995, indicating that the Company's investment was and continued to be significantly impaired. The Company measured the impairment of its investment by recording 100% of the loss generated by ISI in the consolidated financial statements since the Company essentially provided 100% of ISI's capitalization and therefore, had all the capital-at-risk. As of December 31, 1995 Company's investment has been totally written-off.

9. INCOME TAXES

   The income tax provision including the effect of continuing and discontinued operations in the accompanying consolidated statements of operations is as follows:

                                                             1996     1995
                                                           --------  -------
    Current payable, primarily state taxes                 $(1,950) $(1,398)
                                                           --------  -------
                                                           --------  -------

   The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

                                                                 1996         1995
                                                               --------     --------
        Benefit at statutory federal rate                      $400,771     $948,801
        State benefit (taxes)                                    36,175       (1,398)
        Tax loss and credit carryforwards
          due to sale of subsidiaries generating
          those tax attributes                                 (116,891)           --
        Increase in valuation allowance                        (327,677)     (948,801)
        Other                                                     5,672            --
                                                              ---------       -------
                                                              $  (1,950)      $(1,398)
                                                              ---------       -------
                                                              ---------       -------

   The net deferred tax assets (liabilities) as of December 31, 1996 and 1995 are as follows:


          CURRENT:
          Inventory reserves                $     --    $       --
          Bad debt reserves                    79,358           --
          Warranty liability                      --            --
          Other                                17,261           --
          Valuation allowance                 (96,619)          --
                                            ----------     -----------
                                            $      --     $      --
                                            ----------     -----------
                                            ----------     -----------

          NONCURRENT:
          Depreciation and amortization     $   (3,397)   $      --
          Equity in losses of investees      1,168,908      1,168,908
          State taxes, net                     337,277        222,905
          Operating loss carryforwards       1,584,608      1,515,752
          Federal tax credit                    51,227           --
          Less valuation allowance          (3,138,623)    (2,907,565)
                                            ----------    -----------
                                            $      --     $      --
                                            ----------    -----------
                                            ----------    -----------

   A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a 100% valuation allowance at December 31, 1996 and 1995 due to uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

   As discussed in Note 5, the Company sold two subsidiaries during 1995. Any tax benefits arising from the disposal of these subsidiaries were completely offset by an increase in the Company's valuation allowance.

   At December 31, 1996, the Company had net operating loss ("NOL") carry-forwards of approximately $4,700,000, available to offset United States taxable income. The NOL carry-forwards will expire from 2005 to 2011.

   Income taxes (refunded) paid in 1996 and 1995 totaled $5,330 and $(1,912) respectively.

10. STOCKHOLDERS' EQUITY

   STOCK OPTION PLAN - The Company has various Stock Option Plans primarily for employees and directors. The Plans authorize the issuance of options to purchase up to 1,010,000 shares of the Company's common stock. The Plans provide for options which may be issued as nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.

   Under the 1991 and 1993 Employee Stock Option Plans, the Company may grant options to purchase up to 915,000 shares of common stock to employees at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options expire 10 years from the date of grant and become exercisable 50% in year one and 50% in year two.

   Under the 1993 Non-Employee Directors' Stock Option Plan non-employee directors of the Company are granted options to purchase 10,000 shares of common stock at the fair market value at the date of grant each year that such person remains a director of the Company. These options expire 10 years from the date of grant and become fully exercisable after 2 years. The total number of shares authorized under the plan is 95,000.

   Options under the Plans are granted at the discretion of the Board of Directors. All options granted through 1996 have been granted at fair market value.

   The following is a status of the options under the Plans and a summary of the changes in options outstanding during 1996 and 1995:


                                               Number of         Weighted Avg.
                                                Shares          Exercise Price
                                              ----------       ----------------
      Outstanding, January 1, 1995             443,500              $2.82
      Options granted                          195,300               1.62
      Options cancelled                       (428,800)              2.82
                                              --------
      Outstanding, December 31, 1995           210,000               2.42
      Options granted                          165,000               1.06
      Options canceled                         (10,000)              1.19
                                              --------
      Outstanding, December 31, 1996           365,000              $1.84
                                              --------
                                              --------

   Options exercisable as of December 31, 1996 and 1995 totaled approximately 170,000 and 125,000 options at a weighted average exercise price of $1.81 and $2.79 respectively.

   Additional information regarding options outstanding as of December 31, 1996 is as follows:

                               OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                              ----------------------    -------------------
                              Weighted
                              Average        Weighted               Weighted
                              Remaining      Average                Average
Range of        Number        Contractual    Exercise  Number       Exercise
Exercise Prices Outstanding   Life (Yrs)     Price     Exercisable  Price
--------------- -----------   -----------    --------  -----------  --------
$2.00-$3.13     140,000       6.2            $2.82         140,000  $2.82
$1.00-$2.00     160,000       8.9            $1.38          30,000  $1.69
$0.875-$1.00     65,000       9.2            $0.88                  $0.88
                -------                                 ----------
                365,000                                    170,000
                -------                                 ----------
                -------                                 ----------

   At December 31, 1996, 605,000 shares and 40,000 shares were available for future grants under the Employee Stock Option Plan and Non-Employee Directors Plan, respectively.

   ADDITIONAL STOCK PLAN INFORMATION

   Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS 123) requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 10 years; stock volatility, 183% in 1996 and 183% in 1995; risk free interest rates, 6.89% in 1996 and 6.59% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $4,714,233($.75 per share) in 1995 and $1,299,513 ($0.18 per share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

   On February 25, 1997 the Company repriced the exercise price and extended vesting period of all 365,000 outstanding options (originally granted from $0.875 to $3.13) to $0.625.

11. MAJOR CUSTOMERS

    The Company had five customers during the year ended December 31, 1995. Two of these customers accounted for 40% of the Company's sales.

12. COMMITMENTS AND CONTINGENCIES

    The Company has various operating lease arrangements for equipment and office space. Total rent expense under operating leases amounted to approximately $32,000 and $35,000 in 1996 and 1995, respectively. The office lease expires on April 30, 1997 and future minimum lease payments under non-cancelable operating leases are $12,000. The Company expects the lease to be renewed for one year.

    CONTINGENT PAYMENT CONTRACTS - Prior to December 31, 1994, SOC entered into certain contracts with service providers and with several employees to lease space and obtain research, development, marketing, legal and other services. These contracts provide for payments to these service providers and employees as SOC achieves specified cumulative unit sales or revenue levels. There are no required payments under the contracts if minimum cumulative unit sales or revenue levels are not achieved.
    The contracts do not have expiration dates. As of December 31, 1996 and 1995, services under these contracts have been provided to the Company; however, no amounts have been accrued as a liability because achievement of the minimum required cumulative unit sales or revenue levels is not considered probable as of that date. As of December 31, 1996, the maximum potential liability of the Company under these contracts is approximately $1,100,000.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                    Not applicable




                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report (the "Proxy Statement") under the caption "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT."

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference from the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  The following exhibits are filed as part of this Form 10-KSB:

       Exhibit #                  Description
       ---------                  -----------

        3.1         Certificate of Incorporation
        3.2         By-laws
       10.1(1)*     1991 Stock Option Plan
       10.2(1)*     Form of Officers and Directors Agreement
       10.3(1)*     Employee Stock Option Plan
       10.4(1)*     Director Stock Option Plan
       10.5(1)      Agreement between Sayett Group, Inc. and InterVision
                    Systems, Inc. dated March 11, 1994
       10.6(2)      Agreement and Plan of Reorganization, dated January 26, 1995
       10.7(2)      Sayett Group, Inc. and WAH-III Technology Subscription and
                    Stock Purchase Agreement, dated November 25, 1992
       10.8(2)      Amendment to Subscription and Stock Purchase Agreement,
                    dated June 29, 1993
       10.9(2)      Second Amendment to Subscription and Stock Purchase
                    Agreement, dated April 27, 1994
       10.10(2)     Stock Purchase Agreement, dated July 19, 1994
       10.11(3)     Share Purchase Agreements dated July 10, 1996 between
                    the Company and each of Jalcanto, Ltd. and Sabotini, Ltd.
       10.12(4)     Agreement and Warrant to Purchase 792,500 Common
                    Shares of Spatialight, Inc. as issued to each of Jalcanto, Ltd. and Sabotini, Ltd.
       10.13(5)     Amendment to Share Purchase Agreements dated November 11,
                    1996 with each of Jalcanto, Ltd. and Sabotini, Ltd.
       10.14*       Employment Agreement between the Company and William E.
                    Hollis dated July 1, 1996
       10.15*       Employment Agreement between the Company and Dean S.
                    Irwin dated July 1, 1996
       10.16        Distribution Agreement between Spatialight of California
                    and Meadowlark Optics
       10.17*       Employment agreement between the Company and L. John
                    Loomis dated February 17, 1997
       27.1         Financial Data Schedule




         *   Designates management contracts and compensatory plans.

        (1) Incorporated by reference to the corresponding exhibit filed with the registrant's Registration Statement on Form S-1 filed February 13, 1992, as amended.

        (2) Incorporated by reference to the corresponding exhibit filed with the registrant's Current Report on Form 8-K filed February 7, 1995.

        (3) Incorporated by reference to exhibit 10.32 filed with the registrant's Current Report on Form 8-KA filed September 24, 1996.

        (4) Incorporated by reference to exhibit 4.5 filed with the registrant's Current Report on Form 8-KA filed September 24, 1996.

        (5) Incorporated by reference to exhibit 10.33 filed with the registrant's Current Report on Form 8-KA filed November 11, 1996.

        (b) No Form 8-K was filed during the quarter ended December 31, 1996. A Form 8-KA was filed on November 11, 1996 reporting under
             Item 5, and amending a Form 8-K originally filed on July 23, 1996.

                                      SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPATIALIGHT, INC.


Dated: March 31, 1997                By: /s/ William E. Hollis
                                         ----------------------------------
                                          William E. Hollis
                                          President & Chief Executive Officer
                                          Chief Financial Officer and
                                          Chief Accounting Officer

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 31, 1997                By: /s/ William E. Hollis
                                         ----------------------------------
                                          William E. Hollis
                                          President & Chief Executive Officer
                                          Chief Financial Officer and
                                          Chief Accounting Officer

Dated: March 31, 1997                By: /s/ Lawrence J. Matteson
                                        ----------------------------------
                                          Lawrence J. Matteson
                                          Chairman of the Board


Dated: March 31, 1997                By: /s/ Michael H. Burney
                                        ----------------------------------
                                          Michael H. Burney
                                          Director

Dated: March 31, 1997                By: /s/ Edward J. Kelly
                                        ----------------------------------
                                          Edward J. Kelly
                                          Director

Dated: March 31, 1997                By: /s/ Thomas D. Stahl
                                        ----------------------------------
                                          Thomas D. Stahl
                                          Director