Form 10KSB/A
period 1996-12-31
SPATIALIGHT INC
filed 1997-04-22
CIK 881468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-KSB/A

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM             TO

                       COMMISSION FILE NUMBER: 000-19828
                            ------------------------

                               SPATIALIGHT, INC.

                 (Name of Small Business Issuer in its Charter)

           NEW YORK                  16-1363082
 (State or other jurisdiction     (I.R.S. Employer
     of incorporation or         Identification No.)
        organization)

 8-C COMMERCIAL BLVD., NOVATO, CALIFORNIA 94949-5759
-----------------------------------------------------
      (Address of principal executive offices)

                    415-883-1693
-----------------------------------------------------
             (Issuer's telephone number)

           Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:

                          COMMON STOCK $.01 PAR VALUE
                           --------------------------
                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Issuer's revenues for the year ended December 31, 1996 aggregated $176,100.

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

    As of March 5, 1997, Registrant had 8,533,191 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Transitional Small Business Disclosure Format (check one):
                                Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SPATIALIGHT, INC.
                          FORM 10-KSB/A ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I

ITEM 1     Description of Business.........................................................................           3

ITEM 2     Description of Property.........................................................................           7

ITEM 3     Legal Proceedings...............................................................................           7

ITEM 4     Submission of Matters to a Vote of Security Holders.............................................           8

                                                        PART II

ITEM 5     Market for Common Equity and Related Stockholder Matters........................................           8

ITEM 6     Management's Discussion and Analysis or Plan of Operation.......................................           9

ITEM 7     Financial Statements............................................................................          13

ITEM 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............          25

                                                        PART III

ITEM 9     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of
           the Exchange Act................................................................................          26

ITEM 10    Executive Compensation..........................................................................          28

ITEM 11    Security Ownership of Certain Beneficial Owners and Management..................................          29

ITEM 12    Certain Relationships and Related Transactions..................................................          30

ITEM 13    Exhibits and Reports on Form 8-K................................................................          30

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

    The address and telephone number of the Company's principal executive offices are 8-C Commercial Boulevard, Novato, California 94949; (415) 883-1693. The Company was organized under the laws of the State of New York in 1989 under the name of "Sayett Acquisition Company, Inc."; it subsequently changed its name to Sayett Group, Inc. and, in June 1996, changed its name again to Spatialight, Inc. Spatialight, Inc. holds 80% of the outstanding stock of Spatialight of California. Prior to 1996, Spatialight, Inc. operated subsidiaries that were in the businesses of manufacturing populated circuit boards and manufacturing LCD projection equipment. Both of these businesses were sold in 1995 and are accounted for as discontinued operations. See "Management's Discussion and Analysis" and Notes to Consolidated Financial Statements--Note 5. Unless the context requires otherwise, all references herein to Spatialight or the Company refer collectively to Spatialight, Inc., Spatialight of California and their wholly owned subsidiaries.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock of the Company has been traded in the over-the-counter market since the Company's initial public offering on February 5, 1992. Until April 1, 1997, the Common Stock was listed on the NASDAQ SmallCap Market under the symbol "SLHT". NASD delisted the Company from the Nasdaq SmallCap Market effective April 2, 1997 because the Company does not meet the $2,000,000 minimum total asset requirement for continued listing. Trading in the Company's Common Stock after April 2, 1997 has been conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "OTC Bulletin Board". As a result of the delisting, the liquidity of the Company's securities may be impaired, not only in the numbers of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media coverage of the Company, and lower prices for the Company's securities than might otherwise be obtained.

    The following table sets forth, for the calendar quarters indicated, the range of high and low quotations for the Common Stock, as reported by the National Association of Securities Dealers Automated Quotation System.

SLHT--COMMON STOCK

                                                                                         1996                     1995
                                                                            -------------------------------  ---------------
                                                                               HIGH BID         LOW BID         HIGH BID
                                                                            ---------------  --------------  ---------------
First Quarter (January - March)...........................................            11/2             7/32            31/4
Second Quarter (April - June).............................................            15/8             5/8             2
Third Quarter (July - September)..........................................            11/4             11/16           17/8
Fourth Quarter (October - December).......................................             7/8             13/32           1


                                                                               LOW BID
                                                                            --------------
First Quarter (January - March)...........................................           13/8
Second Quarter (April - June).............................................           11/4
Third Quarter (July - September)..........................................           11/4
Fourth Quarter (October - December).......................................            9/16

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed throughout "Item 1--Description of Business" and elsewhere in this Annual Report on Form 10-KSB/A. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurance of unanticipated events.

    NET SALES. The Company's net sales were $176,100 and $95,857 in 1996 and 1995 respectively. These amounts are comprised of sales of a small number of units of the Company's initial SLM device.

    OPERATING EXPENSES. Operating expenses during 1996 and 1995 were $1,403,412 and $2,522,457, respectively. The substantial decrease in operating expenses from 1995 to 1996 was principally due to the write off of goodwill in 1995.

    Costs of sales represent product costs associated with the production of prototype SLMs. Costs of sale were $141,290 and $32,786 in 1996 and 1995, respectively. The increase was due to the higher volume of SLM sales and high costs associated with the production of prototype units during 1996. Cost of sales was 80% of sales for 1996, and more than 100% of sales during the third and fourth quarters of 1996 because of the low volume of sales, primarily reflecting prototype and custom applications.

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

    On December 29, 1995 the Company sold Sayett Technology, Inc. (STI), a wholly owned subsidiary, to former management members of the Company for $300,000 in the form of a note receivable. In 1996, the Company received $51,526 in cash and $15,069 in furniture and fixtures toward payment of this note receivable. In the third quarter of 1996 the Company wrote down the note by $121,702 based on their assessment of collectability. After further discussions with the purchasers of STI in December 1996 and January 1997 regarding their ability to repay the note, the Company concluded that collectibility of the remaining balance was unlikely. As a result, the Company wrote off the remaining balance of $111,703 in the fourth quarter of 1996.

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

Deloitte & Touche LLP
San Francisco, California
March 21, 1997

                        SPATIALIGHT, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                       1996         1995
                                                    -----------  -----------
                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................  $ 1,324,398  $   678,300
  Accounts receivable.............................       40,021      --
  Note receivable, net............................      --            81,451
  Inventories.....................................       75,401      --
  Prepaid expenses and other......................       11,911        5,804
                                                    -----------  -----------
    Total current assets..........................    1,451,731      765,555
                                                    -----------  -----------
Property and equipment, net.......................       68,817       51,795
Other assets......................................       12,877      --
Note receivable--noncurrent.......................      --           218,549
                                                    -----------  -----------
TOTAL ASSETS......................................  $ 1,533,425  $ 1,035,899
                                                    -----------  -----------
                                                    -----------  -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses and other current
    liabilities...................................  $   108,581  $    52,108
  Accounts payable................................       94,554      --
                                                    -----------  -----------
    Total current liabilities.....................      203,135       52,108
                                                    -----------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: 20,000,000 shares
    authorized; issued and outstanding 8,533,191
    shares in 1996 and 6,398,191 shares in 1995...       79,832       63,532
  Additional paid-in capital......................    8,714,539    7,205,602
  Accumulated deficit.............................   (7,464,081)  (6,285,343)
                                                    -----------  -----------
    Total stockholders' equity....................    1,330,290      983,791
                                                    -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $ 1,533,425  $ 1,035,899
                                                    -----------  -----------
                                                    -----------  -----------

                See notes to consolidated financial statements.

                        SPATIALIGHT, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                        1996           1995
                                                                                    -------------  -------------
NET SALES.........................................................................  $     176,100  $      95,857

OPERATING EXPENSES:
  Cost of sales...................................................................        141,290         32,786
  Selling, general and administrative expenses....................................        763,575        503,940
  Research and development expenses...............................................        265,142        509,766
  Write-down of note receivable...................................................       (233,405)      --
  Goodwill write-off..............................................................       --            1,475,965
                                                                                    -------------  -------------
    Total operating expenses......................................................      1,403,412      2,522,457
                                                                                    -------------  -------------
OPERATING LOSS....................................................................     (1,227,312)    (2,426,600)
                                                                                    -------------  -------------

OTHER (EXPENSE) INCOME:
  Interest income.................................................................         63,776         63,427
  Other expenses..................................................................        (13,252)        (2,705)
  Losses in investee companies....................................................       --             (424,714)
                                                                                    -------------  -------------
    Total other income (expense)..................................................         50,524       (363,992)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...............................     (1,176,788)    (2,790,592)
INCOME TAXES......................................................................         (1,950)        (1,398)
                                                                                    -------------  -------------
LOSS FROM CONTINUING OPERATIONS...................................................     (1,178,738)    (2,791,990)

DISCONTINUED OPERATIONS:
  Losses from operations of discontinued subsidiaries, net of income taxes........       --           (1,796,757)
  Loss on disposal of discontinued subsidiaries, net of income taxes..............       --              (66,636)
                                                                                    -------------  -------------
NET LOSS..........................................................................  $  (1,178,738) $  (4,655,383)
                                                                                    -------------  -------------

NET LOSS PER SHARE:
  From continuing operations......................................................  $       (0.16) $       (0.44)
  From operations of discontinued subsidiaries....................................       --                (0.28)
  From disposal of discontinued subsidiaries......................................  $    --                (0.01)
                                                                                    -------------  -------------
NET LOSS PER SHARE................................................................  $       (0.16) $       (0.73)
                                                                                    -------------  -------------
                                                                                    -------------  -------------
Shares used in computing net loss per share.......................................      7,230,630      6,312,283
                                                                                    -------------  -------------
                                                                                    -------------  -------------

                See notes to consolidated financial statements.

                        SPATIALIGHT, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                   COMMON STOCK         ADDITIONAL                      TOTAL
                                              -----------------------    PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                                 SHARES      AMOUNT      CAPITAL       (DEFICIT)       EQUITY
                                              ------------  ---------  ------------  -------------  -------------
Balance January 1, 1995.....................     6,043,648  $  59,986  $  6,411,425  $  (1,629,960) $   4,841,451
Issuance of common stock....................       354,543      3,546       794,177                       797,723
Net loss....................................       --          --           --          (4,655,383)    (4,655,383)
                                              ------------  ---------  ------------  -------------  -------------
Balance December 31, 1995...................     6,398,191     63,532     7,205,602     (6,285,343)       983,791
                                              ------------  ---------  ------------  -------------  -------------
Issuance of common stock, net...............     2,135,000     16,300     1,508,937       --            1,525,237
Net loss....................................       --          --           --          (1,178,738)    (1,178,738)
                                              ------------  ---------  ------------  -------------  -------------
Balance December 31, 1996...................  $  8,533,191  $  79,832  $  8,714,539  $  (7,464,081) $   1,330,290
                                              ------------  ---------  ------------  -------------  -------------
                                              ------------  ---------  ------------  -------------  -------------

                       See notes to financial statements.

                        SPATIALIGHT, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                          1996           1995
                                                                                      -------------  -------------
OPERATING ACTIVITIES:
  Net loss..........................................................................  $  (1,178,738) $  (4,655,383)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization...................................................         24,358        357,690
    Losses in investee companies....................................................       --              424,714
    Goodwill write-off..............................................................       --            1,475,965
    Write-down of note receivable...................................................        233,405       --
    Loss on disposal of discontinued subsidiaries...................................       --              (41,791)
    Changes in assets and liabilities:
      Investments (trading securities)..............................................       --              571,714
      Accounts receivable...........................................................        (40,021)     1,012,020
      Inventories...................................................................        (75,401)     1,481,842
      Other receivables.............................................................       --              124,763
      Prepaid expenses and other current assets.....................................         (6,107)        89,001
      Other assets..................................................................        (12,877)        65,072
      Accounts payable..............................................................         94,554       (592,032)
      Accrued expenses and other current liabilities................................         56,473       (166,897)
      Product warranty..............................................................       --             (182,930)
                                                                                      -------------  -------------
        Net cash used by operating activities.......................................       (904,354)       (36,252)
                                                                                      -------------  -------------

INVESTING ACTIVITIES:
  Purchase of short-term investments................................................     (1,172,900)
  Proceeds from sales of short-term investments.....................................      1,172,900
  Capital expenditures..............................................................        (26,311)      (212,831)
  Purchase of equity investment.....................................................       --             (375,000)
  Payments received on notes receivable.............................................         51,526       --
  Net proceeds from acquisitions/disposals..........................................       --              164,352
                                                                                      -------------  -------------
        Net cash provided (used) by investing activities............................         25,215       (423,479)
                                                                                      -------------  -------------

FINANCING ACTIVITIES:
  Proceeds from the sales of common stock, net of issuance costs....................      1,525,237       --
                                                                                      -------------  -------------
        Net cash provided by financing activities...................................      1,525,237       --
                                                                                      -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................        646,098       (459,731)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR........................................        678,300      1,138,031
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, END OF YEAR..............................................  $   1,324,398  $     678,300
                                                                                      -------------  -------------
                                                                                      -------------  -------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Furniture received as payment on notes receivable.................................  $      15,069
                                                                                      -------------
  Debentures in SOC converted to common stock of SOC................................                 $     466,105
                                                                                                     -------------
  Common stock issued in conjunction with acquisition of SOC........................                 $     797,723
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

2. GOING CONCERN UNCERTAINTY

    The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss in fiscal 1996 of $1,178,438. Additionally, as of December 31, 1996 the Company's accumulated deficit totaled $7,464,081. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. Cost of sales was 80% of sales for 1996, and more than 100% of sales during the third and fourth quarters of 1996 because of the low volume of sales, primarily representing prototype and custom applications.

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

    In an effort to improve operating performance, the Company has been and will be implementing certain programs and strategies in 1997. These strategies include:

    - Raising of additional capital.

    - Outsourcing of all manufacturing activities, which will be monitored by Company's manufacturing/ quality control engineering staff.

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

                        SPATIALIGHT, INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Spatialight, Inc. (SI), and its majority-owned subsidiary Spatialight of California (SOC). All inter-company accounts and transactions have been eliminated in consolidation.

    ESTIMATES--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires that management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    INVENTORIES--Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, generally 3 to 5 years.

    REVENUE RECOGNITION--Revenue is generally recognized at the time product is shipped.

    INCOME TAXES--The Company uses the asset and liability method to account for income taxes, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    NET LOSS PER COMMON SHARE--Net loss per common share for 1996 and 1995 is based on the weighted average number of common shares outstanding during the year; stock options and warrants were not included since their effect would be anti-dilutive.

    RESEARCH AND DEVELOPMENT--Research and development costs are charged to expense when incurred.

    CASH EQUIVALENTS--Cash equivalents include money market securities stated at cost, which approximate market value, purchased with original maturities of three months or less.

    STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

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

                        SPATIALIGHT, INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

4. ISSUANCE OF COMMON STOCK AND RELATED LITIGATION (CONTINUED)
    By letter dated January 13, 1997, counsel for Jalcanto, Ltd. and Sabotini, Ltd. (the "Investors") notified the Company that these Investors were electing to rescind the Share Purchase Agreements dated July 10, 1996, as amended (the "Purchase Agreements"), under which on July 11, 1996 the Investors purchased a total of 2,135,000 shares of common stock in the Company, and were demanding a refund by January 17, 1997 of the purchase price of such shares, or $1,783,125, plus interest. The alleged ground for rescission is the fact that the Company's registration statement on Form S-3 pertaining to the resale of such shares was not declared effective by the SEC on or before December 31, 1996. Subsequently, by letter dated February 3, 1997, counsel for the Investors notified the Company that Jalcanto, Ltd. had retracted its demand for rescission, with reservation of all rights. The letter reiterated the rescission demand on behalf of Sabotini, Ltd., and the request that the Company return $891,562.50.

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

    On December 29, 1995 the Company sold Sayett Technology, Inc., (STI) a wholly owned subsidiary, to former management members of the Company for $300,000 in the form of a note receivable. In 1996, the Company received $51,526 in cash and $15,069 in furniture and fixtures. In the third quarter of 1996 the Company wrote down the note by $121,702 based on their assessment of collectibility. After further discussions with the purchasers of STI in December 1996 and January 1997 regarding their ability to repay the note, the Company concluded that collectibility of the remaining balance was unlikely. As a result, the Company wrote off the remaining balance of $111,703 in the fourth quarter of 1996.

    As a result of the aforementioned sales, the Company is reporting the results of the two subsidiaries as discontinued operations for the period ended December 31, 1995 in the consolidated financial statements. Net sales from discontinued operations were $5,462,000 in 1995.

                        SPATIALIGHT, INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

6. PROPERTY AND EQUIPMENT

    Property and equipment as of December 31 consist of the following:

                                                                                     1996        1995
                                                                                  ----------  ----------
Office furniture and fixtures...................................................  $   94,885  $   57,513
Machinery and equipment.........................................................      62,263      58,255
                                                                                  ----------  ----------
                                                                                     157,148     115,768
Less accumulated depreciation and amortization..................................      88,331      63,973
                                                                                  ----------  ----------
                                                                                  $   68,817  $   51,795
                                                                                  ----------  ----------
                                                                                  ----------  ----------

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

8. LOSS IN INVESTEE COMPANY

    On March 26, 1994, the Company acquired 40% of the common stock of InterVision Systems, Inc. (ISI), a newly formed Delaware Corporation that produces head-mounted displays utilizing a wearable computer, for $1,350,000. The Company accounted for this investment using the equity method of accounting which required that the original investment be recorded at cost and adjusted by the Company's share of undistributed earnings or losses of ISI. ISI generated a loss of approximately $925,286 for the period ended December 31, 1994. The Company lost an additional $424,714 for the nine months ended September 30, 1995, indicating that the Company's investment was and continued to be significantly impaired. The Company measured the impairment of its investment by recording 100% of the loss

                        SPATIALIGHT, INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

8. LOSS IN INVESTEE COMPANY (CONTINUED)
generated by ISI in the consolidated financial statements since the Company essentially provided 100% of ISI's capitalization and therefore, had all the capital-at-risk. As of December 31, 1995 Company's investment has been totally written-off.

9. INCOME TAXES

    The income tax provision including the effect of continuing and discontinued operations in the accompanying consolidated statements of operations is as follows:

                                                                                       1996       1995
                                                                                     ---------  ---------
Current payable, primarily state taxes.............................................  $  (1,950) $  (1,398)
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    The income tax provision differs from those computed using the statutory federal tax rate of 34%, due to the following:

                                                                                   1996         1995
                                                                                -----------  -----------
Benefit at statutory federal rate.............................................  $   400,771  $   948,801
State benefit (taxes).........................................................       36,175       (1,398)
Tax loss and credit carryforwards due to sale of subsidiaries generating those
  tax attributes..............................................................     (116,891)     --
Increase in valuation allowance...............................................     (327,677)    (948,801)
Other.........................................................................        5,672      --
                                                                                -----------  -----------
                                                                                $    (1,950) $    (1,398)
                                                                                -----------  -----------
                                                                                -----------  -----------

    The net deferred tax assets (liabilities) as of December 31, 1996 and 1995 are as follows:

                                                                                1996           1995
                                                                            -------------  -------------
CURRENT:
Inventory reserves........................................................  $    --        $    --
Bad debt reserves.........................................................         79,358       --
Warranty liability........................................................       --             --
Other.....................................................................         17,261       --
Valuation allowance.......................................................        (96,619)      --
                                                                            -------------  -------------
                                                                            $    --        $    --
                                                                            -------------  -------------
                                                                            -------------  -------------
NONCURRENT:
Depreciation and amortization.............................................  $      (3,397) $    --
Equity in losses of investees.............................................      1,168,908      1,168,908
State taxes, net..........................................................        337,277        222,905
Operating loss carryforwards..............................................      1,584,608      1,515,752
Federal tax credit........................................................         51,227       --
Less valuation allowance..................................................     (3,138,623)    (2,907,565)
                                                                            -------------  -------------
                                                                            $    --        $    --
                                                                            -------------  -------------
                                                                            -------------  -------------

                        SPATIALIGHT, INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

9. INCOME TAXES (CONTINUED)
    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a 100% valuation allowance at December 31, 1996 and 1995 due to uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

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

10. STOCKHOLDERS' EQUITY

    STOCK OPTION PLAN--The Company has various Stock Option Plans primarily for employees and directors. The Plans authorize the issuance of options to purchase up to 1,010,000 shares of the Company's common stock. The Plans provide for options which may be issued as nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.

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

                        SPATIALIGHT, INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

10. STOCKHOLDERS' EQUITY (CONTINUED)
    The following is a status of the options under the Plans and a summary of the changes in options outstanding during 1996 and 1995:

                                                                      NUMBER OF    WEIGHTED AVG.
                                                                       SHARES     EXERCISE PRICE
                                                                     -----------  ---------------
Outstanding, January 1, 1995.......................................     443,500      $    2.82
Options granted....................................................     195,300           1.62
Options cancelled..................................................    (428,800)          2.82
                                                                     -----------
Outstanding, December 31, 1995.....................................     210,000           2.42
Options granted....................................................     165,000           1.06
Options canceled...................................................     (10,000)          1.19
                                                                     -----------
Outstanding, December 31, 1996.....................................     365,000      $    1.84
                                                                     -----------
                                                                     -----------

    Options exercisable as of December 31, 1996 and 1995 totaled approximately 170,000 and 125,000 options at a weighted average exercise price of $1.81 and $2.79 respectively.

    Additional information regarding options outstanding as of December 31, 1996 is as follows:

                                 OPTIONS OUTSTANDING
                             ----------------------------    OPTIONS EXERCISABLE
                                WEIGHTED                   ------------------------
                                 AVERAGE       WEIGHTED                  WEIGHTED
   RANGE OF                     REMAINING       AVERAGE                   AVERAGE
   EXERCISE       NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
    PRICES      OUTSTANDING    LIFE (YRS)        PRICE     EXERCISABLE     PRICE
--------------  -----------  ---------------  -----------  -----------  -----------
 $2.00-$3.13       140,000            6.2      $    2.82      140,000    $    2.82
 $1.00-$2.00       160,000            8.9      $    1.38       30,000    $    1.69
 $0.875-$1.00       65,000            9.2      $    0.88                 $    0.88
                -----------                                -----------
                   365,000                                    170,000
                -----------                                -----------
                -----------                                -----------

    At December 31, 1996, 605,000 shares and 40,000 shares were available for future grants under the Employee Stock Option Plan and Non-Employee Directors Plan, respectively.

ADDITIONAL STOCK PLAN INFORMATION

    Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS 123) requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 10 years; stock volatility, 183% in 1996 and 183% in 1995; risk free interest rates, 6.89% in 1996 and 6.59% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been

                        SPATIALIGHT, INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

10. STOCKHOLDERS' EQUITY (CONTINUED)
amortized to expense over the vesting period of the awards, pro forma net loss would have been $4,714,233 ($.75 per share) in 1995 and $1,299,513 ($0.18 per share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

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

    CONTINGENT PAYMENT CONTRACTS--Prior to December 31, 1994, SOC entered into certain contracts with service providers and with several employees to lease space and obtain research, development, marketing, legal and other services. These contracts provide for payments to these service providers and employees as SOC achieves specified cumulative unit sales or revenue levels. There are no required payments under the contracts if minimum cumulative unit sales or revenue levels are not achieved. The contracts do not have expiration dates. As of December 31, 1996 and 1995, services under these contracts have been provided to the Company; however, no amounts have been accrued as a liability because achievement of the minimum required cumulative unit sales or revenue levels is not considered probable as of that date. As of December 31, 1996, the maximum potential liability of the Company under these contracts is approximately $1,100,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
     SECTION 16(A) OF THE EXCHANGE ACT.


                DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY



NAME                                  AGE                                POSITION(S)
--------------------------------      ---      ----------------------------------------------------------------
Michael H. Burney...............          44   Director, nominated to become Director

William E. Hollis...............          58   Director, nominated to become Chairman of the Board; Chief
                                               Executive Officer, President

Lawrence J. Matteson............          57   Director, nominated to become Director

Thomas D. Stahl.................          48   Director

Edward J. Kelly.................          65   Director

L. John Loomis..................          46   Nominated to become Director; Senior Executive Vice President,
                                               Chief Operating Officer

Dean S. Irwin...................          34   Vice President & General Manager of Spatialight of California



    All directors serve for a term of one year and until their successors are duly elected. All officers serve at the discretion of the Board of Directors. Mr. Stahl and Mr. Kelly are not standing for reelection at the Company's 1997 annual meeting of shareholders.



    DESCRIPTION OF BUSINESS EXPERIENCE.



    MICHAEL H. BURNEY, Director, has been Chairman & C.E.O. of Chronomotion Imaging Applications, Inc. in Santa Monica, California since its founding in 1993. Mr. Burney was a Vice President with Packard Bell Electronics, Inc. in West Lake Village, California from 1990 through 1995 and was a consultant for Arthur Young & Company and Ernst & Young from 1987 through 1990. After receiving a Bachelor of Arts from Pomona College in Claremont, California in 1975, Mr. Burney received a Master of Business Administration in 1986 from the University of Southern California at Los Angeles. Mr. Burney is the recipient of two U.S. patents in association with his current company.



    WILLIAM E. HOLLIS joined the Company in December 1994 as President and Chief Executive Officer. During 1994, prior to joining the Company, Mr. Hollis was a management consultant specializing in assisting small businesses to improve operations. In December 1992 he joined PSC, Inc., a bar code scanner manufacturer, as its Chief Financial Officer, leaving the company in January 1994. From September 1988, to November 1992, he served as Chief Financial Officer and co-founder of AMTX, Inc., a spin-off of the Xerox Corporation. Prior to AMTX, Mr.Hollis held various high level financial planning & analysis positions at Xerox for 18 years. Mr. Hollis holds a B.S. degree from Drake University.



    LAWRENCE J. MATTESON has served as Chairman of the Board since May 23, 1995. He has been a Director since October 1991 and currently he is an executive professor of business policy at the William E. Simon Graduate School of Business Administration, University of Rochester. Mr. Matteson was Senior Vice President and General Manager, Electronic Imaging for Kodak until December 1, 1991. Mr. Matteson began his career with Kodak in 1965 as a research engineer and has worked at Kodak in various positions continuously from that date until December 1, 1991. He holds degrees in engineering and an M.B.A. from the University of Rochester Graduate School of Business.

    THOMAS D. STAHL has served as Executive Vice President and General Manager, Teleview Research, Inc. of San Jose, California since July 1995. Mr. Stahl joined Teleview in September 1994 as Vice President, Sales and Marketing. Mr. Stahl served as Director of Sales for OIS Imaging Systems, a start-up manufacturer of flat panel displays from December 1990 to 1994. Mr. Stahl has held various senior sales and management positions in the display industry with start-up and large Forture companies including NCR and Xerox Corporation. He is the holder of several patents and licenses related to display technology. Mr. Stahl holds a B.A. degree from Ohio State University.



    EDWARD J. KELLY retired as President and Chief Executive Officer of the Company as of December 1, 1994 and was appointed as a member of the Board of Directors at that time. Mr. Kelly joined the Company in May 1991 as a Director and served until April of 1992 when he was elected as President and C.E.O. of the Company, and President of Sayett Technology, Inc. Joining Eastman Kodak in June 1958, he held various managerial positions in engineering until his retirement in 1990 when he was Manager of Equipment Development for the Professional Photography Division. Mr. Kelly holds a B.S. degree in electrical engineering from Tufts University and a M.B.A. degree from the University of Rochester Graduate School of Business.



    L. JOHN LOOMIS joined Spatialight, Inc. in February 1997 as Chief Operating Officer. Mr. Loomis supervises design engineering, manufacturing, and production. From 1995 to 1997, Mr. Loomis was the Director, Creative and Software Development for Compaq Computer Corporation. He created and managed the Presario Platform Software Engineering group. Prior to Compaq, Mr. Loomis was President and COO for Motion Works Corporation from 1994 to 1995. From 1992 to to 1994, Mr. Loomis held the position of Director, Core Technologies and Chief Architect for Open Vision Technologies, Inc. Mr. Loomis earned his undergraduate business degree from the University of Wisconsin and completed the Presidential MBA program at Pepperdine University.



    DEAN S. IRWIN joined Spatialight of California in July 1993 and has led the engineering department and product development efforts. Mr. Irwin has an extensive background in electronics, software and optics used in the design and manufacture of high technology products. Prior to joining Spatialight of California he was the founder and Chief Scientist for D.I.R. Corp., which developed products for commercial and government applications including electronic systems for the U.S. Air Force & Department of Energy. Mr. Irwin also worked in various engineering capacities for Acculase, Inc., GA Technologies, Inc., Universal Voltronics Corp. and Borland International, and consulted to the Plasma Research Center at M.I.T. and the Institute of Plasma Physics at Nagoya University, Japan.



    OTHER DIRECTORSHIPS. None of the Company's directors is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or of any company registered under the Investment Company Act of 1940, as amended.



    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based solely upon its review of Forms 3 and 4 received by the Company during its fiscal year ended December 31, 1996, and in reliance upon written representations regarding the necessity to file Form 5, the Company has determined that, to the best of its knowledge and belief, no officer, director, or shareholder required to file such forms has failed to do so timely.

ITEM 10. EXECUTIVE COMPENSATION.


                             EXECUTIVE COMPENSATION



    The following table sets forth the compensation paid for the years 1994, 1995 and 1996 to the Company's Chief Executive Officer and executive officers who earned in excess of $100,000 in any one year.



                           SUMMARY COMPENSATION TABLE



                                                                                              SECURITIES
                                                                                              UNDERLYING
NAME AND PRINCIPAL POSITION                                           YEAR       SALARY     OPTIONS/SARS(#)
------------------------------------------------------------------  ---------  ----------  -----------------
William E. Hollis, ...............................................       1996  $  105,081         60,000
  President & C.E.O.                                                     1995      82,225         30,000
                                                                         1994       6,323         30,000



    NOTE: Columnar information required by Item 402(a)(2) has been omitted for categories where there has been no compensation awarded to, earned by or paid to any of the named executives required to be reported in the table during 1994, 1995 or 1996.



                     OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                           INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------------------
                                                (B)              (C)
                                             NUMBER OF       % OF TOTAL
                                            SECURITIES      OPTIONS/SARS       (D)
                                            UNDERLYING       GRANTED TO    EXERCISE OR
                  (A)                      OPTIONS/ SARS    EMPLOYEES IN   BASE PRICE         (E)
NAME                                        GRANTED (#)      FISCAL YEAR     ($/SH)     EXPIRATION DATE
---------------------------------------  -----------------  -------------  -----------  ----------------
William E. Hollis, ....................         60,000           36.36%     $  1.1875     April 16, 2006
  President & CEO



OPTION EXERCISES AND FISCAL YEAR-END VALUES



    The following table sets forth information with respect to options to purchase Common Stock granted to the Company's Chief Officer including: (i) the number of shares of Common Stock purchased upon exercise of options in the fiscal year ending December 31, 1996; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 1996; and (iv) the value of such unexercised options at December 31, 1996.



              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        DECEMBER 31, 1996 OPTION VALUES



                                                                      NUMBER OF
                                                                     UNEXERCISED    VALUE OF UNEXERCISED
                                                                     OPTIONS AT     IN-THE-MONEY OPTIONS
                                             SHARES                 DECEMBER 31,       AT DECEMBER 31,
                                            ACQUIRED      VALUE       1996 (#)             1996($)
                                           ON EXERCISE  REALIZED    EXERCISABLE/        EXERCISABLE/
NAME                                           (#)         ($)      UNEXERCISABLE       UNEXERCISABLE
-----------------------------------------  -----------  ---------  ---------------  ---------------------
William E. Hollis .......................       0           0        45,000/75,000        $    0/$0
  President & CEO



    COMPENSATION OF DIRECTORS. Non-management directors are paid $500 for each board meeting attended. Directors who are also full time employees are not paid directors' fees.



    EMPLOYMENT CONTRACTS. In 1996, the Company entered into a three-year employment agreement with Mr. Hollis. The agreement is terminable by the Company for cause.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                             SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



    The following table sets forth as of April 16, the name and address of each director and executive officer who owns shares of Common Stock and each other person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock and the number of shares owned by all directors and officers of the Company, as a group:



NAME AND ADDRESS                                      AMOUNT AND NATURE OF   PERCENT OF
BENEFICIAL OWNER                                      BENEFICIAL OWNERSHIP      CLASS
----------------------------------------------------  --------------------  -------------
Michael H. Burney ..................................            10,000(1)         *
  424 9th Street
  Santa Monica, CA 90402

William E. Hollis ..................................           103,500(2)          1.1%
  8-C Commercial Drive
  Novato, CA 94949-6125

Dean S. Irwin ......................................            10,000(3)         *
  8-C Commercial Drive
  Novato, CA 94949-6125

L. John Loomis .....................................                 0(4)            0%
  8-C Commercial Drive
  Novato, CA 94949-6125

Lawrence J. Matteson ...............................            10,000(5)         *
  5 Hogan Court
  Pittsford, NY 14534

Thomas D. Stahl ....................................                 0(6)
  c/o Spatialight, Inc.
  8-C Commercial Drive
  Novato, CA 94949-6125

Edward J. Kelly ....................................            88,000(7)          1.0%
  126 Wedgewood Drive
  Penfield, NY 14528

Jalcanto, Ltd. .....................................         1,067,500            11.7%
  c/o Wynchwood Trust Ltd.
  3 Castle St.
  Isle of Manns, British Isles

Sabotini, Ltd ......................................         1,067,500            11.7%
  3 Castle St.
  Isle of Manns, British Isles

Raymond L. Bauch ...................................         2,416,939(8)         26.5%
  14 Office Drive Park, Suite 1
  Palm Coast, FL 32137

All directors and officers as a group
  (7 persons).......................................           221,500(1)(              (7)        2.4%


------------------------


*   Less than 1%

    Unless otherwise indicated below, each director, executive officer and 5% shareholder has sole voting and investment power with respect to all shares beneficially owned.



NOTE                                                                                           (A)        (B)
---------                                                                                   ---------  ---------
(1)        M. H. Burney...................................................................     10,000          0
(2)        W. E. Hollis...................................................................     60,000     60,000
(3)        D. S. Irwin....................................................................     10,000     70,000
(4)        L. J. Loomis...................................................................          0          0
(5)        L. J. Matteson.................................................................     10,000          0
(6)        T. D. Stahl....................................................................          0     10,000
(7)        E. J. Kelly....................................................................     80,000          0

           (A) Shares included are issuable within 60 days upon exercise of non-qualified stock options.

           (B) Shares excluded which represent non-qualified stock options which are not exercisable within 60 days

           Includes 28,169 shares owned by the Raymond L. Bauch Foundation for which Mr. Bauch has voting control.
(8)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    Other than as described under Item 5 above, there were no transactions between the Company and other persons during 1996 of the type required to be disclosed pursuant to Item 404 of Regulation S-B.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are filed as part of this Form 10-KSB:


 EXHIBIT #    DESCRIPTION
------------  ------------------------------------------------------------------------------------------------
       3.1(6) Certificate of Incorporation

       3.2(6) By-laws

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

      10.4(1)* Director Stock Option Plan

      10.5(1) Agreement between Sayett Group, Inc. and InterVision Systems, Inc. dated March 11, 1994

      10.6(2) Agreement and Plan of Reorganization, dated January 26, 1995

      10.7(2) Sayett Group, Inc. and WAH-III Technology Subscription and Stock Purchase Agreement, dated
                November 25, 1992

      10.8(2) Amendment to Subscription and Stock Purchase Agreement, dated June 29, 1993

      10.9(2) Second Amendment to Subscription and Stock Purchase Agreement, dated April 27, 1994

 EXHIBIT #    DESCRIPTION
------------  ------------------------------------------------------------------------------------------------
     10.10(2) Stock Purchase Agreement, dated July 19, 1994

     10.11(3) Share Purchase Agreements dated July 10, 1996 between the Company and each of Jalcanto, Ltd. and
                Sabotini, Ltd.

     10.12(4) Agreement and Warrant to Purchase 792,500 Common Shares of Spatialight, Inc. as issued to each of Jalcanto, Ltd. and Sabotini, Ltd.

     10.13(5) Amendment to Share Purchase Agreements dated November 11, 1996 with each of Jalcanto, Ltd. and
                Sabotini, Ltd.

     10.14(6)* Employment Agreement between the Company and William E. Hollis dated July 1, 1996

     10.15(6)* Employment Agreement between the Company and Dean S. Irwin dated July 1, 1996

     10.16(6) Distribution Agreement between Spatialight of California and Meadowlark Optics

     10.17(6)* Employment agreement between the Company and L. John Loomis dated February 17, 1997

      23.1(6) Consent of Independent Public Accountants

      27.1(6) Financial Data Schedule


------------------------

 * Designates management contracts and compensatory plans.


(1) Incorporated by reference to the corresponding exhibit filed with the Company's Registration Statement on Form S-1 filed February 13, 1992, as amended.



(2) Incorporated by reference to the corresponding exhibit filed with the Company's Current Report on Form 8-K filed February 7, 1995.



(3) Incorporated by reference to exhibit 10.32 filed with the Company's Current Report on Form 8-KA filed September 24, 1996.



(4) Incorporated by reference to exhibit 4.5 filed with the Company's Current Report on Form 8-KA filed September 24, 1996.



(5) Incorporated by reference to exhibit 10.33 filed with the Company's Current Report on Form 8-KA filed November 11, 1996.



(6) Incorporated by reference to the corresponding exhibit filed with the Company's Report on Form 10-KSB filed March 31, 1997.


    (b) No Form 8-K was filed during the quarter ended December 31, 1996. A Form 8-KA was filed on November 11, 1996 reporting under Item 5, and amending a Form 8-K originally filed on July 23, 1996.

                                   SIGNATURES

    In accordance with amended Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SPATIALIGHT, INC.

                                By:            /s/ WILLIAM E. HOLLIS
                                     -----------------------------------------
                                                 William E. Hollis
                                     PRESIDENT & CHIEF EXECUTIVE OFFICER CHIEF
                                       FINANCIAL OFFICER AND CHIEF ACCOUNTING
                                                      OFFICER

Dated: April 22, 1997