Form 10KSB/A
period 1996-12-31
SPATIALIGHT INC
filed 1997-04-24
CIK 881468

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

                      DOCUMENTS INCORPORATED BY REFERENCE

             Transitional Small Business Disclosure Format (check one):
                                Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SPATIALIGHT, INC.
                          FORM 10-KSB/A ANNUAL REPORT
                               TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                -----
                                                         PART I

ITEM 1     Description of Business.........................................................................           3

ITEM 2     Description of Property.........................................................................           7

ITEM 3     Legal Proceedings...............................................................................           7

ITEM 4     Submission of Matters to a Vote of Security Holders.............................................           8

                                                        PART II

ITEM 5     Market for Common Equity and Related Stockholder Matters........................................           8

ITEM 6     Management's Discussion and Analysis or Plan of Operation.......................................           9

ITEM 7     Financial Statements............................................................................          13

ITEM 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............          25

                                                        PART III

ITEM 9     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of
           the Exchange Act................................................................................          26

ITEM 10    Executive Compensation..........................................................................          28

ITEM 11    Security Ownership of Certain Beneficial Owners and Management..................................          29

ITEM 12    Certain Relationships and Related Transactions..................................................          31

ITEM 13    Exhibits and Reports on Form 8-K................................................................          31

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

EMPLOYEES


    As of December 31, 1996, the Company had 11 full-time and 4 part-time employees. Employment is divided among two functional areas with 12 in engineering and 3 in finance and administration. Employees are not represented by any collective bargaining organizations. The Company considers its relations with its employees to be good.


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

ITEM 3. LEGAL PROCEEDINGS.

    By letter dated January 13, 1997, counsel for Jalcanto, Ltd. and Sabotini, Ltd. (the "Investors") notified the Company that these Investors were electing to rescind the Share Purchase Agreements dated July 10, 1996, as amended (the "Purchase Agreements"), under which the Investors purchased a total of

2,135,000 shares of common stock in the Company, and were demanding a refund by January 17, 1997 of the purchase price of such shares, or $1,783,125, plus interest. The alleged ground for rescission is the fact that the Company's registration statement on Form S-3 pertaining to the resale of such shares was not declared effective by the SEC on or before December 31, 1996. Subsequently, by letter dated February 3, 1997, counsel for the Investors notified the Company that Jalcanto, Ltd. had retracted its demand for rescission, with reservation of all rights. The letter reiterated the rescission demand on behalf of Sabotini, Ltd., and the request that the Company return approximately $892,000.


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



    During 1996, the Company sold securities in private placement transactions as follows. On July 11, 1996 the Company sold 1,585,000 shares of its common stock at a price of $1.125 per share in cash, and concurrently issued warrants to purchase an additional 1,585,000 shares of the Company's common stock (the "Warrants"). The shares were sold and the Warrants were acquired on identical terms and in identical amounts by Sabotini, Ltd. and Jalcanto, Ltd., each of which are Isle of Man corporations (the "Investors"). The Warrants are exercisable at any time prior to July 15, 2001, at an exercise price of $1.00 per share before July 15, 1997, $1.25 per share though July 1999 and $1.50 per share thereafter. On November 11, 1996, the Investors approved certain amendments to the Company's covenants under their original share purchase agreements, and the Company agreed to reprice the July 11, 1996 sale of common stock from $1.125 per share to $0.8352 per share. As a result, the Company issued an additional 550,000 shares of its common stock, evenly divided between the two Investors.


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


    Selling, general and administrative costs were $763,575 and $503,940 in 1996 and 1995, respectively. The increase of 52% from 1995 levels reflects the Company's initial investment in marketing the SLMs as it continued the transition from research and development company to an operating company. Also as a result of this transition, research and development expenses in the year ended December 31, 1996 were $265,142, which represents a 48% decrease from research and development expenses of $509,766 in the year ended December 31, 1995.


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


    By letter dated January 13, 1997, counsel for Jalcanto, Ltd. and Sabotini, Ltd. (the "Investors") notified the Company that these Investors were electing to rescind the Share Purchase Agreements dated July 10, 1996, as amended (the "Purchase Agreements"), under which on July 11, 1996 the Investors purchased a total of 2,135,000 shares of common stock in the Company, and were demanding a refund by January 17, 1997 of the purchase price of such shares, or $1,783,125, plus interest. The alleged ground for rescission is the fact that the Company's registration statement on Form S-3 pertaining to the resale of such shares was not declared effective by the SEC on or before December 31, 1996. Subsequently, by letter dated February 3, 1997, counsel for the Investors notified the Company that Jalcanto, Ltd. had retracted its demand for rescission, with reservation of all rights. The letter reiterated the rescission demand on behalf of Sabotini, Ltd., and the request that the Company return approximately $892,000.


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


    ESTIMATES--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

                        SPATIALIGHT, INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

4. ISSUANCE OF COMMON STOCK AND RELATED LITIGATION (CONTINUED)

    By letter dated January 13, 1997, counsel for Jalcanto, Ltd. and Sabotini, Ltd. (the "Investors") notified the Company that these Investors were electing to rescind the Share Purchase Agreements dated July 10, 1996, as amended (the "Purchase Agreements"), under which on July 11, 1996 the Investors purchased a total of 2,135,000 shares of common stock in the Company, and were demanding a refund by January 17, 1997 of the purchase price of such shares, or $1,783,125, plus interest. The alleged ground for rescission is the fact that the Company's registration statement on Form S-3 pertaining to the resale of such shares was not declared effective by the SEC on or before December 31, 1996. Subsequently, by letter dated February 3, 1997, counsel for the Investors notified the Company that Jalcanto, Ltd. had retracted its demand for rescission, with reservation of all rights. The letter reiterated the rescission demand on behalf of Sabotini, Ltd., and the request that the Company return approximately $892,000.


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


    At December 31, 1996, the Company had net operating loss ("NOL") carryforwards of approximately $4,700,000, available to offset United States taxable income. The NOL carryforwards will expire from 2005 to 2011.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
     SECTION 16(A) OF THE EXCHANGE ACT.

                DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


NAME                                  AGE                                POSITION(S)
--------------------------------      ---      ----------------------------------------------------------------
Michael H. Burney...............          44   Director

William E. Hollis...............          58   Director, Chief Executive Officer, President

Lawrence J. Matteson............          57   Director

Thomas D. Stahl.................          48   Director

Edward J. Kelly.................          65   Director

L. John Loomis..................          46   Senior Executive Vice President, Chief Operating Officer

Dean S. Irwin...................          34   Vice President & General Manager of Spatialight of California



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


    THOMAS D. STAHL has served as a director since May 1996. Mr. Stahl's term as director will expire at the 1997 annual meeting of the Company's shareholders because Mr. Stahl is not standing for reelection. Mr. Stahl has served as Executive Vice President and General Manager, Teleview Research, Inc. of San Jose, California since July 1995. Mr. Stahl joined Teleview in September 1994 as Vice President, Sales and

Marketing. Mr. Stahl served as Director of Sales for OIS Imaging Systems, a start-up manufacturer of flat panel displays from December 1990 to 1994. Mr. Stahl has held various senior sales and management positions in the display industry with start-up and large Forture companies including NCR and Xerox Corporation. He is the holder of several patents and licenses related to display technology. Mr. Stahl holds a B.A. degree from Ohio State University.


    EDWARD J. KELLY retired as President and Chief Executive Officer of the Company as of December 1, 1994 and was appointed as a member of the Board of Directors at that time. Mr. Kelly's term as director will expire at the 1997 annual meeting of the Company's shareholders because Mr. Kelly is not standing for reelection. Mr. Kelly joined the Company in May 1991 as a Director and served until April of 1992 when he was elected as President and C.E.O. of the Company, and President of Sayett Technology, Inc. Joining Eastman Kodak in June 1958, he held various managerial positions in engineering until his retirement in 1990 when he was Manager of Equipment Development for the Professional Photography Division. Mr. Kelly holds a B.S. degree in electrical engineering from Tufts University and a M.B.A. degree from the University of Rochester Graduate School of Business.



    L. JOHN LOOMIS joined the Company in February 1997 as Chief Operating Officer. Mr. Loomis supervises design engineering, manufacturing, and production. From 1995 to 1997, Mr. Loomis was the Director, Creative and Software Development for Compaq Computer Corporation. He created and managed the Presario Platform Software Engineering group. Prior to Compaq, Mr. Loomis was President and COO for Motion Works Corporation from 1994 to 1995. From 1992 to to 1994, Mr. Loomis held the position of Director, Core Technologies and Chief Architect for Open Vision Technologies, Inc. Mr. Loomis earned his undergraduate business degree from the University of Wisconsin and completed the Presidential MBA program at Pepperdine University.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    The following table sets forth as of April 16, 1997 the name and address of each director and executive officer who owns shares of common stock and each other person known by the Company to own beneficially more than 5% of the Company's outstanding shares of common stock and the number of shares owned by all directors and officers of the Company, as a group:



NAME AND ADDRESS                                                        AMOUNT AND NATURE OF   PERCENT OF
BENEFICIAL OWNER                                                        BENEFICIAL OWNERSHIP    CLASS(1)
----------------------------------------------------------------------  --------------------  -------------
Raymond L. Bauch .....................................................         2,416,939(2)         27.0%
  14 Office Drive Park, Suite 1
  Palm Coast, FL 32137

Jalcanto, Ltd. .......................................................         1,067,500(3)         11.9%
  c/o Wynchwood Trust Ltd.
  3 Castle St.
  Castletown
  Isle of Man, British Isles

Sabotini, Ltd ........................................................         1,067,500(4)         11.9%
  c/o Wynchwood Trust Ltd.
  3 Castle St.
  Castletown
  Isle of Man, British Isles

William E. Hollis ....................................................           103,500(5)          1.5%
  8-C Commercial Drive
  Novato, CA 94949-6125

Edward J. Kelly ......................................................            88,000(6)         *
  126 Wedgewood Drive
  Penfield, NY 14528

Michael H. Burney ....................................................            10,000(7)         *
  424 9th Street
  Santa Monica, CA 90402

Dean S. Irwin ........................................................            10,000(8)         *
  8-C Commercial Drive
  Novato, CA 94949-6125

Lawrence J. Matteson .................................................            10,000(9)         *
  5 Hogan Court
  Pittsford, NY 14534

L. John Loomis .......................................................                 0            *
  8-C Commercial Drive
  Novato, CA 94949-6125

NAME AND ADDRESS                                                        AMOUNT AND NATURE OF   PERCENT OF
BENEFICIAL OWNER                                                        BENEFICIAL OWNERSHIP    CLASS(1)
----------------------------------------------------------------------  --------------------  -------------
Thomas D. Stahl ......................................................                 0            *
  c/o Spatialight, Inc.
  8-C Commercial Drive
  Novato, CA 94949-6125

All directors and officers as a group
  (7 persons).........................................................           221,500(10)         2.4%


------------------------


*   Represents less than 1%.



(1) Based upon a total of 8,948,191 shares outstanding as of April 16, 1997.



(2) Includes 28,169 shares held by the Raymond L. Bauch Foundation over which Mr. Bauch has certain voting and investment power. Mr. Bauch disclaims beneficial ownership of such shares.



(3) Based solely upon information filed on Schedule 13D by the named shareholder, to the Company's knowledge, Shaun F. Cairns and Paul A. Bell are the sole directors of the named shareholder. As such, Mr. Cairns and/or Mr. Bell may be deemed to be the beneficial owner(s) of the shares of the Company's Common Stock held by the named shareholder.



(4) Based solely upon information filed on Schedule 13D by the named shareholder, to the Company's knowledge, Shaun F. Cairns and Paul A. Bell are the sole directors of the named shareholder. As such, Mr. Cairns and/or Mr. Bell may be deemed to be the beneficial owner(s) of the shares of the Company's Common Stock held by the named shareholder.



(5) Includes 60,000 shares of Common Stock issuable upon exercise of outstanding stock options within 60 days of April 16, 1997.



(6) Includes 80,000 shares of Common Stock issuable upon exercise of outstanding stock options within 60 days of April 16, 1997.



(7) Includes 10,000 shares of Common Stock issuable upon exercise of outstanding stock options within 60 days of April 16, 1997.



(8) Includes 10,000 shares of Common Stock issuable upon exercise of outstanding stock options within 60 days of April 16, 1997.



(9) Includes 10,000 shares of Common Stock issuable upon exercise of outstanding stock options within 60 days of April 16, 1997.



(10) Includes 170,000 shares of Common Stock issuable upon exercise of outstanding stock options within 60 days of April 16, 1997.

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


Dated: April 24, 1997