Form 10QSB
period 1997-03-31
SPATIALIGHT INC
filed 1997-05-15
CIK 881468

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For the quarterly period ended March 31, 1997

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from ________________ to ________________

                          Commission File Number 000-19828


                                  Spatialight, Inc.
                                  -----------------
          (Exact name of small business issuer as specified in its charter)


          New York                                        16-1363082
          --------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)



                     8-C Commercial Blvd., Novato, CA  94949-1625
                     --------------------------------------------
                       (Address of principal executive offices)


                                    (415) 883-2693
                                    --------------
                             (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ]    No [  ]


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,533,191 shares of common stock as of May 15, 1997.

    Transitional Small Business Disclosure Format (check one):
Yes [  ]    No [X ]

                          SPATIALIGHT, INC. AND SUBSIDIARY

                           Quarterly Report on Form 10-QSB
                         For the Quarter Ended March 31, 1997


                                  Table of Contents

PART I              FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets dated
               March 31, 1997 and December 31, 1996......................  3

               Consolidated Statements of Operations
               for the Three Months Ended
               March 31, 1997 and 1996...................................  4

               Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 1997
               and 1996..................................................  5

               Notes to Condensed Consolidated Financial Statements......  6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations..........  8

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings......................................... 13

Item 5.        Other Information......................................... 13

Item 6.        (A) Exhibits and Reports on Form 8-K...................... 15

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                          SPATIALIGHT, INC. AND SUBSIDIARY
                             Consolidated Balance Sheets
                                     (Unaudited)

                                                    March 31,      December 31,
                                                      1997            1996
                                                   ----------------------------
ASSETS

Current assets:
    Cash and cash equivalents                      $1,646,087      $1,324,398
    Accounts receivable                                26,000          40,021
    Inventories                                        93,723          75,401
    Prepaid expenses and other                         26,250          11,911
                                                       ------          ------
             Total current assets                   1,792,060       1,451,731

Property and equipment, net                           103,478          68,817
Other assets                                           64,009          12,877
                                                       ------          ------
             Total Assets                          $1,959,547      $1,533,425
                                                   ----------      ----------
                                                   ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued expenses and other current liabilities    $42,630        $108,581
    Accounts payable                                  331,094          94,554
    Short term note payable                           750,000
                                                      -------        --------
             Total current liabilities             $1,123,724        $203,135

    Stockholders' equity:
      Common stock, $.01 par value
      20,000,000 shares authorized: 8,533,191          79,832          79,832
      shares issued and outstanding at
      March 31, 1997 and December 31, 1996
    Additional paid-in capital                      8,705,137       8,714,539
    Accumulated deficit                            (7,949,146)     (7,464,081)
                                                   -----------     -----------
             Total stockholders' equity               835,823       1,330,290
                                                      -------       ---------
             Total liabilities and
              stockholders' equity                 $1,959,547      $1,533,425
                                                   ----------      ----------
                                                   ----------      ----------


See accompanying notes to condensed consolidated financial statements.

                          SPATIALIGHT, INC. AND SUBSIDIARY
                       Consolidated Statements of Operations
                                    (Unaudited)



                                                      Three months ended
                                                           March 31,
                                                        1997          1996
                                                  -----------------------------
Net sales                                          $       ---    $       ---

Operating expenses:
    Selling, general and administrative expenses       305,168        137,789
    Research and development expenses                  197,374         52,479
                                                      --------        -------
         Total operating expenses                      502,542        190,268
Operating loss                                        (502,542)      (190,268)
                                                      ---------      ---------
Other income:
    Interest income                                     10,546         15,109
    Other income                                         8,842          1,269
                                                         -----          -----
Total other income                                      19,388         16,378
                                                       --------        -------
    Loss before income taxes                          (483,154)      (173,890)

Income tax expense                                       1,911          2,846


    Net loss                                         $(485,065)     $(176,736)
                                                     ----------     ----------
                                                     ----------     ----------
Net loss per common share:                             ( .06  )      (  .03  )
                                                       --------      ---------
Weighted average shares used in computing
    net loss per common share                        8,533,191      6,353,191
                                                    ----------      ---------
                                                    ----------      ---------

See accompanying notes to condensed consolidated financial statements

                         SPATIALIGHT, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                     1997           1996
                                                 ----------------------------
Cash flows from operating activities:
Net loss                                          $(485,065)     $(176,736)
    Adjustments to reconcile net loss to net cash
    used by operating activities:
        Depreciation and amortization                12,679          4,385
    Changes in assets and liabilities:
        Accounts receivable                          14,021            ---
        Inventories                                 (18,322)           ---
        Prepaid expenses and other assets           (14,339)        (29,178)
        Accounts payable                            236,540            ---
        Accrued expense and other liabilities       (65,951)         30,589
        Other                                       (51,132)         11,250
                                                    --------         ------
           Net cash used by operating activities   (371,569)       (159,690)
                                                   ---------       ---------
Cash flows from investing activities:
    Capital expenditures                            (47,340)            ---
    Collection on notes receivable                       ---         50,000
                                                   ---------         ------
           Net cash used by investing activities     (47,340)        50,000
                                                     -------         ------
Cash flows from financing activities:
    Issuance costs related to common stock issued    (9,402)            ---
    Proceeds from short term notes payable          750,000             ---
                                                    -------
    Net cash provided by financing activities       740,598             ---
                                                    -------
Net increase (decrease) in cash and
    cash equivalents                                321,689        (109,690)
         Cash at beginning of period              1,324,398         678,300
                                                 ----------        --------
         Cash and cash equivalents at
          end of period                          $1,646,087        $568,610
                                                 ----------        --------
                                                 ----------        --------

See accompanying notes to condensed consolidated financial statements

                          SPATIALIGHT, INC. AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements


(1) Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Spatialight, Inc. ("Spatialight" or "the Company"), the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996 respectively. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-KSB/A, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis as of and for the years ended December 31, 1996 and 1995.

    Certain reclassifications have been made to prior period amounts to conform to the current period presentation.


(2) Going Concern  Uncertainty

    The Company incurred significant operating losses in each of the last five fiscal years, incurred a net loss in fiscal 1996 of $1,178,738 and incurred a net loss of $485,065 in the first three months of 1997. At March 31, 1997, the Company's accumulated deficit totaled $7,949,146.

    In an effort to improve operating performance, the Company has been and will be implementing certain programs and strategies in 1997. These strategies include:

    -    Raising of additional capital
    - Construction of engineering models to demonstrate proof of technology for OEM's
    - Outsourcing of all manufacturing activities, which will be monitored by Company's manufacturing/quality control engineering staff
    - Developing strategic arrangements with potential customers to share development costs and/or licensing of the Company's technology

    The successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependant on future events, including obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. There can be no assurance that the Company will ever be able to achieve revenues in excess of expenses. The Company expects to incur substantial losses and substantial negative cash flows from operating activities in the foreseeable future.

    The Company believes that its existing cash and cash equivalents will be insufficient to sustain the Company's current level of operations and meet its financial obligations through the end of 1997. The Company has engaged the services of an investment banking firm to raise additional capital.

    The accompanying unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    The matters discussed above, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

    See also Part II, Item 1. Legal Proceedings


(3) Earnings per share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier adoption is not permitted.

    SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

    If SFAS 128 had been in effect during the current and prior year, basic EPS and Diluted EPS would not have been significantly different than primary and fully diluted EPS currently reported for the periods.

(4) Short term note payable

    As of March 31, 1997, the Company had a credit agreement with a bank under which it can borrow up to $750,000. The line is secured by a certificate of deposit. The purpose of the line of credit is to facilitate working capital. Under the terms of the credit agreement, interest is accrued at the greater of Prime or the certificate of deposit interest rate plus 2 percent. The line of credit expires on March 8, 1998. As of March 31, 1997, the Company had $750,000 outstanding under this line of credit. This amount was subsequently reduced to $0 in April 1997.

(5) Repriced Stock Options

    On February 25, 1997, The Company repriced the exercise price and extended the vesting period of all outstanding employee stock options (originally from $0.875 to $3.13) to $0.625.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    OVERVIEW

    Spatialight is involved in an effort to commercialize a small, high resolution active matrix liquid crystal display (LCD) which would be manufactured domestically and provide high quality images at a significant reduction in cost. The Company has been producing a limited number of prototype display systems. These displays have been made available to potential customers who are involved in the development of applications of this technology including head-mount displays, optical computing, computer monitors and other projection applications. The Company has made only limited sales of prototype units to date, and there can be no assurance that the Company will ever be able to commercialize its technology.

    RESULTS OF OPERATIONS

    Spatialight reported no revenue for the three months ended March 31,1997, and 1996 respectively. The Company is continuing to develop its technological capabilities and its production capacity and believes that significant sales of its Spatial Light Modulator product will be required in order for the Company to continue to meet its financial obligations and operating plans. The lack of significant sales would have a material adverse affect upon the financial condition of the Company, and could cause the Company to cease operations.

    Selling, general and administrative expenses increased $167,379 or 122% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increase was due primarily to an increase in staffing and infrastructure support costs.

    Research and development expenses increased by $144,895 or 276% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Research and development expenses represent costs incurred, primarily personnel related, for the design and development of new products and the redesign of existing prototype products. The Company believes that the development of new products will be required to allow it to compete effectively and to achieve future revenues. The Company currently has 11 full time employees whose duties include research and development. The Company intends to continue its product enhancement and development programs, focusing on increasing the display size and finalizing field sequential color capabilities and liquid crystal filling manufacturing processes. The Company believes that such enhancements and new products will be required to exploit future markets for large screen monitors, high definition television and head mount displays.

    OTHER INCOME (EXPENSE), NET

    Other income, net totaled $8,842 for the three months ended March 31, 1997 as compared with other income, net of $1,269 for the same period in the prior year.

     Interest income for the three months ended March 31, 1997 was $10,546 as compared to $15,109 for the three months ended March 31, 1996. In the first quarter of 1996, interest of $6,000 was received on a note receivable. The note was written off in the third and fourth quarters of 1996, and therefore no interest was received in 1997.

    INCOME TAXES

    Income tax expense represents minimum tax liabilities resulting from the Company's operations in California and New York. No federal income tax benefit has been recorded because of the uncertainty of realizing the net operating loss carryforwards.

    NET LOSS

    As a result of the above factors the Company recorded a net loss of $485,065 or $.06 per share for the three months ended March 31, 1997 and a net loss of $176,376 representing $.03 per share for the three months ended March 31, 1996. While the Company is taking steps to improve its performance, there can be no assurance that the attempts by management at product development will be successful. Any delay in effecting operational performance improvement by the Company or in the further development of the SLM by the Company may have a material adverse impact on the financial condition of the Company.

    FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operating activities totaled $371,569 for the three months ended March 31, 1997 as a result of selling, general, and administrative expenses, and research and development expenses incurred during the period.

    As of March 31, 1997 the Company had $1,646,087 in cash and cash equivalents. Net working capital was $668,336.

    As of March 31, 1997, the Company had a credit agreement with a bank under which it can borrow up to $750,000. The line is secured by a certificate of deposit. The purpose of the line of credit is to facilitate working capital. Under the terms of the credit agreement, interest is accrued at the greater of Prime or the certificate of deposit interest rate plus 2 percent. The line of credit expires on March 8, 1998. As of March 31, 1997, the Company had $750,000 outstanding under this line of credit. This amount was subsequently reduced to $0 in April 1997.

    The Company is experiencing negative cash flow from operations resulting in the need to fund ongoing operations from financing activities. The future existence and profitability of the Company is dependent upon its ability to obtain additional funds to finance operations and expand operations in an effort to achieve profitability from operations. No assurance can be given that the Company's business will ultimately generate sufficient revenue to fund the Company's operations on a continuing basis. The matters discussed above, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

BUSINESS RISKS

    Most of the Company's revenue to date has been derived from research and development contracts and limited sales of its SLM devices. Although the Company has demonstrated SLM devices based on its core technology, the Company has not yet produced any prototype SLM products with quality and resolution sufficient to satisfy commercial end-use applications. The Company recently entered into a contract to produce an engineering prototype of a consumer product for mass production. However, further development and testing will be necessary before this product or the Company's other proposed products will be available for commercial end-use applications. Delays in development may result in the Company's introduction of its products later than anticipated, which may have an adverse effect on both the Company's financial and competitive position. Moreover, there can be no assurance that the Company will ever be successful in developing or manufacturing a commercially viable SLM device or any of its proposed display products. In addition, there is no assurance that an SLM device or any of the Company's display products will be technically or commercially successful or that the Company will be able to manufacture adequate quantities of its SLM devices or any of its display products at commercially acceptable cost levels or on a timely basis.

LACK OF SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company currently employs no full time sales or marketing specialists. The Company intends to form alliances with corporate partners for the marketing and distribution of certain of its anticipated display products. There can be no assurance that the Company will be successful in forming and maintaining such alliances or that the Company's partners will devote adequate resources to successfully market and distribute these anticipated products. There can be no assurance that the Company will be able to attract and retain qualified marketing and sales personnel, that the Company will be able to enter into satisfactory agreements with marketing partners or that the Company or its marketing partners will be successful in gaining market acceptance for its anticipated products.

NO ASSURANCES OF SUCCESSFUL MANUFACTURING. The Company has no experience manufacturing SLM devices or display products. The Company's facility is designed principally for research and development and small scale assembly and inventory storage, and the Company currently engages outside manufacturers to produce its SLM devices. The Company is negotiating with several manufacturers for establishment of full scale integrated manufacturing capacity for its SLM devices and has reached an agreement with one manufacturer for fabrication of silicon wafers. However, no decision has been made by any such manufacturer to establish such a capability and there can be no assurance that any of them will do so. In the event any such manufacturer establishes a full scale integrated manufacturing capability, the Company could become dependent on such manufacturer for the manufacture of SLM devices. The termination or cancellation of the Company's agreement with the manufacturer could adversely affect the Company's ability to manufacture its products. In such event, the Company could be required to establish an alternative manufacturing relationship or establish its own manufacturing capability. There can be no assurance that the Company would be able to establish such a relationship on acceptable terms or develop its own manufacturing capability; in any event the time required to establish such a substitute relationship or capability could substantially delay the commercialization of the Company's SLM devices and display products, which, in turn, could have a substantial adverse impact on the Company's results of operations and financial condition.

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technologies. Although the Company has been awarded or has filed applications for several patents in the United States, there can be no assurance as to the degree of protection offered by these patents, or as to the likelihood that pending patents will be issued. Furthermore, the Company has not yet applied for or obtained any foreign patents. There can be no assurance that competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products or intentionally infringe the Company's patents. The defense and prosecution of patent suits is both costly and time consuming, even if the outcome is favorable to the Company. This is particularly true in foreign countries. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products. The Company also relies on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees and most consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know how or other proprietary information. To date, the Company has no experience in enforcing its confidentiality agreements.

RAPID TECHNOLOGICAL CHANGE; COMPETITION. The electronic imaging display industry has undergone rapid and significant technological change. The Company expects the technology to continue to develop rapidly, and the Company's success will depend significantly on its ability to maintain a competitive position. Rapid technological development may result in actual and proposed products or processes becoming obsolete before the Company recoups a significant portion of related research and development, acquisition and commercialization costs. If the Company is successful in the development of a commercially viable SLM device and its proposed display and other products, the Company's ability to compete will depend in part upon the consistency of product quality and delivery, as well as pricing, technical capability and servicing, in addition to factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, product performance and price, product distribution and customer support. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are equally or more effective than any which are being developed by the Company or that will render the Company's technology, SLM devices or display and other products obsolete and non competitive. In addition, numerous competitors have substantially greater financial, technical and other resources than the Company. The Company may face an aggressive, well financed competitive response that may include misappropriation of the Company's intellectual property or predatory pricing.

The electronic imaging display industry has been characterized by rapid and significant technological advances. There can be no assurance that the Company's SLM devices and display products will be reflective of such advances or that the Company will have sufficient funds to invest in new technologies or products or processes. A number of companies in the United States assemble workstation monitors using LCDs and cathode ray tubes ("CRTs") purchased from Japan. A number of Japanese companies build monitors around their LCDs and CRTs. Korean companies are also entering the LCD and CRT monitor market. Development of improved high definition LCDs and CRTs continues to receive significant attention by these and other companies. Although the Company believes that its SLM products have the capability to improve LCD performance beyond that of commercially available LCD and CRT based display products, there is no assurance that manufacturers of LCDs or CRTs will not develop further improvements of LCD or CRT technology that would eliminate or diminish the Company's anticipated advantage.

PRODUCT LIABILITY. As a manufacturer and marketer of electronic equipment and components, the Company may be subject to potential product liability claims. There can be no assurance that the Company will carry sufficient insurance to cover all possible liabilities. In the event of a successful suit against the Company, such an insufficiency of insurance coverage could have a material adverse impact on the financial condition of the Company. In addition, the cost of defending or settling a product liability action and the negative publicity arising therefrom could have a material adverse impact on the Company. The Company is not aware of any current pending or threatened product liability claim against it.

DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon its key scientific and management personnel, including its Chief Executive Officer, William Hollis, and its Vice President, Dean Irwin. The Company does not maintain key man life insurance on Messrs. Hollis or Irwin. In 1996, the Company entered into a three year employment agreement with Mr. Hollis and a two year employment agreement with Mr. Irwin. The loss of the services of one or more key individuals may have a material adverse impact on the Company. The Company's success will also depend on its ability to attract and retain other highly qualified scientific, marketing, manufacturing and other key management personnel. The Company faces competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

DEPENDENCE ON THIRD PARTIES TO DEVELOP PRODUCTS INCORPORATING SLM. The Company intends to develop its SLM devices to be a component for incorporation into finished products to be developed, manufactured and marketed by third parties. The Company does not plan, nor does it have the financial resources, to develop or market any such end products itself. Therefore, the Company will be completely dependent upon independent third parties for the development, manufacturing and marketing of such products. No such products exist today, and the Company does not have commitments from any third party for such development, manufacturing or marketing. There can be no assurance that any third party will develop or market a product incorporating the Company's SLM's. If not, there will be no market for the Company's SLM's.

DEPENDENCE ON FEW CUSTOMERS. There were no sales in the quarters ended March 31, 1997 or 1996. In 1996 sales were made only to 5 customers. There can be no assurance that any of the Company's past customers will purchase additional units in the future. Loss of any one customer could have a material adverse impact on the Company.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

    On February 5, 1997, the Company was served notice that it has been sued by each of the Investors in the Superior Court of the State of California for the County of Marin. Each Investor filed a complaint for breach of contract, specific performance and indemnification relating to the alleged failure to timely complete this registration statement. In addition, each complaint requests that the court issue a preliminary and permanent injunction against future issuances of shares of the Company's common stock or securities convertible into common stock without the Investor's consent. The complaint filed by Sabotini Ltd. also requests rescission and the return of the full purchase price of its shares. On March 3, 1997, a hearing was held with respect to the Selling Shareholders' request that a writ of attachment on all of the Company's assets be issued to ensure enforceability of an eventual judgment.
The court denied the application for the writ without prejudice.

    The Company intends to defend itself vigorously in both actions and believes that it is not probable that the shareholders will prevail in rescinding the Purchase Agreement. The Company may be required to expend substantial funds and management resources in connection with the defense and any settlement or judgment; accordingly, the ultimate resolution of this litigation may have a material adverse effect on the Company's business and financial statements taken as a whole.

Item 5.   OTHER INFORMATION

    During the first quarter of 1997, the Company appointed L. John Loomis to the position of Chief Operating Officer. Mr. Loomis' responsibilities include design engineering, manufacturing, and working with customers to develop new product applications.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

         27 Financial Data Schedule

         (b)  Reports on Form 8-k:

         No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Date:  May 15, 1997
                                          ------------------------------


                                     Spatialight, Inc.


                                     By:  /s/ William E. Hollis
                                        ---------------------------------
                                        William E. Hollis
                                        President, Chief Executive Officer
                                        and Chief Financial Officer