Form 10-Q
period 1997-06-30
SPATIALIGHT INC
filed 1997-08-13
CIK 881468

                          U.S. SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange
    Act of 1934

              For the quarterly period ended June 30, 1997

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from ________________ to _______________

                           Commission File Number 000-19828


                                  SPATIALIGHT, INC.
                                  -----------------
          (Exact name of small business issuer as specified in its charter)


            New York                                     16-1363082
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                     8-C COMMERCIAL BLVD., NOVATO, CA  94949-6125
                     --------------------------------------------
                       (Address of principal executive offices)


                                    (415) 883-1693
                                    --------------
                             (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,547,191 shares of common stock as of August 8, 1997.

    Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

                          SPATIALIGHT, INC. AND SUBSIDIARIES

                           Quarterly Report on Form 10-QSB
                         For the Quarter Ended June 30, 1997


                                  TABLE OF CONTENTS

PART I          FINANCIAL INFORMATION

    Item 1.     Condensed Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets dated
                June 30, 1997 and December 31, 1996............................3

                Consolidated Statements of Operations
                for the Three and Six Months Ended
                June 30, 1997 and 1996.........................................4

                Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 1997
                and 1996.......................................................5

                Notes to Condensed Consolidated Financial Statements...........6

    Item 2.     Management's Discussion and Analysis
                of Financial Condition and Results of Operations...............8

PART II.        OTHER INFORMATION

    Item 1.     Legal Proceedings.............................................14

    Item 4.     Submission of Matters to a Vote of Security Holders...........15

    Item 6.(A)  Exhibits and Reports on Form 8-K..............................16

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                          SPATIALIGHT, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                     (Unaudited)

                                                      June 30,      December 31,
                                                        1997           1996
                                                      --------------------------
ASSETS

Current assets:
    Cash and cash equivalents                         $288,313     $1,324,398
    Accounts receivable                                  3,302         40,021
    Inventories                                         45,200         75,401
    Prepaid expenses and other                         111,750         11,911
                                                   -----------    -----------
         Total current assets                          448,565      1,451,731

Property and equipment, net                            207,528         68,817
Other assets                                            15,268         12,877
                                                   -----------    -----------
         Total assets                                 $671,361     $1,533,425
                                                   -----------    -----------
                                                   -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued expenses and other current liabilities     $93,536       $108,581
    Accounts payable                                   362,515         94,554
                                                   -----------    -----------
         Total current liabilities                     456,051       $203,135

    Long term capital lease obligations                 53,154        ----
                                                   -----------    -----------
         Total liabilities                             509,205        203,135

    Stockholders' equity:
      Common stock, $.01 par value
      20,000,000 shares authorized:
      8,547,191 and 8,533,191                           79,972         79,832
      shares issued and outstanding at
      June 30, 1997
      and December 31, 1996
    Additional paid-in capital                       9,026,248      8,714,539
    Accumulated deficit                             (8,944,064)    (7,464,081)
                                                   -----------    -----------
         Total stockholders' equity                    162,156      1,330,290
                                                   -----------    -----------

         Total liabilities and
         stockholders' equity                         $671,361     $1,533,425
                                                   -----------    -----------
                                                   -----------    -----------

See accompanying notes to condensed consolidated financial statements

                          SPATIALIGHT, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                                     (Unaudited)


                                                          Three months ended         Six months ended
                                                               June 30,                   June 30,
                                                          1997          1996         1997          1996
                                                       -------------------------------------------------
Sales                                                   $  ---        $76,100    $   ---         $76,100
Cost of sales                                              ---         18,000        ---          18,000
                                                       ---------    ---------    ----------    ---------
    Gross profit                                          ----         58,100       -----         58,100

    Selling, general and administrative expenses         646,329      187,991       951,497      325,780
    Research and development expenses                    348,976       77,946       546,350      130,425
                                                       ---------    ---------    ----------    ---------
            Total operating expenses                     995,305      265,937     1,497,847      456,205

            Operating loss                              (995,305)    (207,837)   (1,497,847)    (398,105)

Other income (expense):

    Interest income                                        1,839        3,457        12,384       18,566
    Other income (expense), net                              (40)      (4,663)        8,802       (3,394)
                                                       ---------    ---------    ----------    ---------
Total other income (expense)                               1,799       (1,206)       21,186       15,172
                                                       ---------    ---------    ----------    ---------

      Loss before income taxes                          (993,506)    (209,043)   (1,476,661)    (382,933)

Income tax expense                                         1,412        1,040         3,322        3,886
                                                       ---------    ---------    ----------    ---------

    Net loss                                            (994,918)    (210,083)   (1,479,983)    (386,819)
                                                       ---------    ---------    ----------    ---------
                                                       ---------    ---------    ----------    ---------

Net loss per common share:                                  (.12)        (.03)         (.17)        (.06)


Weighted average shares used in computing
    net loss per common share                          8,537,546    6,398,191     8,535,369    6,398,191
                                                       ---------    ---------    ----------    ---------

See accompanying notes to condensed consolidated financial statements

                          SPATIALIGHT, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                      1997             1996
                                                   ---------------------------
Cash flows from operating activities:

Net loss                                           $(1,479,983)     $(386,819)
Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                       22,028          8,770
    Non cash litigation settlement                     300,000         ------
    Non cash compensation                               21,251
    Changes in assets and liabilities:
       Trade and other receivables, net                 36,719        (47,255)
       Inventories                                      30,201        (18,000)
       Prepaid expenses                                (99,839)       (41,156)
       Accounts payable                                267,961          ----
       Accrued expenses and other liabilities          (15,045)        87,471
       Other assets                                     (2,391)        33,526
                                                    ----------       --------

         Net cash used by operating activities        (919,098)      (363,463)
                                                    ----------       --------

Cash flows from investing activities:
    Capital expenditures                              (107,585)        ------
    Collection on notes receivable                           0         50,000
                                                    ----------       --------
         Net cash provided (used) by investing
         activities                                   (107,585)        50,000

Cash flows from financing activities:
    Issuance costs related to common stock issued       (9,402)             0
                                                    ----------       --------
         Net cash used by financing activities          (9,402)             0

Net decrease in cash and cash equivalents           (1,036,085)      (313,463)
                                                    ----------       --------

Cash at beginning of period                          1,324,398        678,300
                                                    ----------       --------

Cash at end of period                                 $288,313       $364,837
                                                    ----------       --------
                                                    ----------       --------

See accompanying notes to condensed consolidated financial statements

                          SPATIALIGHT, INC. AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements


(1) Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Spatialight, Inc. ("Spatialight" or "the Company"), the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 1997 and the results of its operations for the three months and six months ended June 30, 1997 and 1996 respectively. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis as of and for the years ended December 31, 1996 and 1995.


(2) Going Concern  Uncertainty

    The Company incurred significant operating losses in each of the last five fiscal years, incurred a net loss in fiscal 1996 of $1,178,738 and incurred a net loss of $1,479,983 in the first six months of 1997. At June 30, 1997, the Company's accumulated deficit totaled $8,944,064.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The matters discussed above, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

    SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

    If SFAS 128 had been in effect during the current and prior year, basic EPS and diluted EPS would not have been significantly different than primary and fully diluted EPS currently reported for the periods.

(4) Litigation settlement

    On January 13, 1997, Jalcanto, Ltd. and Sabotini, Ltd. (The "Investors") notified the Company that they were electing to rescind the Share Purchase Agreements dated July 10, 1996, as amended, under which on July 11, 1996 the Investors purchased a total of 2,135,000 shares of common stock in the Company, and were demanding a refund by January 17, 1997 of the purchase price of such shares, or $1,783,125, plus interest. The alleged ground for rescission was the fact that the Company's registration statement on Form S-3 pertaining to the resale of such shares was not declared effective by the SEC on or before December 31, 1996. Subsequently, by letter dated February 3, 1997, the Investors notified the Company that Jalcanto, Ltd. had retracted its demand for rescission, with reservation of all rights. The letter reiterated the rescission demand on behalf of Sabotini, Ltd., and the request that the Company return approximately $892,000.

    On February 5, 1997, the Company was served notice that it has been sued by each of the Investors in the Superior Court of the State of California for the County of Marin.

    On June 19, 1997, the Company and the Investors entered into a settlement agreement under which the Company issued 400,000 additional warrants (which expire in the year 2000) to purchase the Company's common stock at $1.00 per share, and reduced the exercise price of the existing 1,585,000 warrants (which expire in the year 2001) to $1.00 per share. The issuance of the additional 400,000 warrants resulted in a $300,000 litigation settlement expense, which is included in selling, general and administrative expenses in the three months ended June 30, 1997.


(5) Short term note payable

    As of June 30, 1997, the Company had a credit agreement with a bank under which it can borrow up to an amount equal to the Certificate of Deposit, up to a maximum of $750,000. The purpose of the line of credit is to facilitate working capital. Under the terms of the credit agreement, interest is accrued at the greater of Prime or the certificate of deposit interest rate plus 2 percent. The line of credit expires on March 8, 1998. As of June 30, 1997 no amounts were outstanding and available borrowings were $250,000.

(6) New accounting standards

    In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (REPORTING COMPREHENSIVE INCOME), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


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

    OVERVIEW


    Spatialight is in the business of designing, producing, and commercializing a miniature, proprietary, high resolution active matrix liquid crystal display ("AMLCD"). The AMLCD, when mounted on a semiconductor chip, is known as a Spatial Light Modulator ("SLM"). The Company's SLM is designed to be the essential component in both small and large sized, high resolution, electronic display systems which may be produced at lower costs than current or anticipated display systems. The Company has produced prototype SLM's in small volume which have been made available to potential customers who are involved in the development of applications of this technology, including manufacturers of computer monitors, headset displays, optical computing equipment, holographic data storage and other display applications. The Company has made only limited sales of prototype units to date, and there can be no assurance that the Company will ever be able to commercialize its technology.


    RESULTS OF OPERATIONS


    Spatialight reported no sales for the six months ended June 30, 1997. The Company is continuing to develop its technological capabilities and its production capacity and believes that significant sales of its SLM will be required in order for the company to continue to meet its financial obligations and operating plans. Any lack of significant sales would have a material adverse affect upon the financial condition of the Company, and could cause the Company to cease operations.

    Selling, general and administrative expenses increased $625,717 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, and $458,338 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The increase was due primarily to an increase in staffing and infrastructure support costs, and a $300,000 litigation settlement expense discussed below.

    Research and development expenses increased by $415,925 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and $271,030 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Research and development expenses represent costs incurred, primarily personnel related, for the design and development of new products and the redesign of existing prototype products. The Company believes that the development of new products will be required to allow it to compete effectively and to achieve future revenues. The Company currently has 11 full time employees whose duties involve research and development. The Company intends to continue its product enhancement and development programs, focusing on increasing the display size and finalizing field sequential color capabilities and liquid crystal filling manufacturing processes. The Company believes that such enhancements and new products will be required to exploit future markets for large screen monitors, high definition television and head mount displays.

    LITIGATION SETTLEMENT

    On January 13, 1997 Jalcanto, Ltd. and Sabotini, Ltd. (The "Investors") notified the Company that they were electing to rescind the Share Purchase Agreements dated July 10, 1996, as amended, under which on July 11, 1996 the Investors purchased a total of 2,135,000 shares of common stock in the Company, and were demanding a refund by January 17, 1997.of the purchase price of such shares, or $1,783,125, plus interest. The alleged ground for rescission was the fact that the Company's registration statement on Form S-3 pertaining to the resale of such shares was not declared effective by the SEC on or before December 31, 1996. Subsequently, by letter dated February 3, 1997, the Investors notified the Company that Jalcanto, Ltd. had retracted its demand for rescission, with reservation of all rights. The letter reiterated the rescission demand on behalf of Sabotini, Ltd., and the request that the Company return approximately $892,000.

    On February 5, 1997, the Company was served notice that it has been sued by each of the Investors in the Superior Court of the State of California for the County of Marin.

    On June 19, 1997, the Company and the Investors entered into a settlement agreement under which the Company issued 400,000 additional warrants (which expire in the year 2000) to purchase the Company's common stock at $1.00 per share and reduced the exercise price of the existing 1,585,000 warrants (which expire in the year 2001) to $1.00 per share. The issuance of the additional 400,000 warrants resulted in a $300,000 litigation settlement expense, which is included in selling, general and administrative expenses in the three months ended June 30, 1997.

    NET LOSS

    As a result of the above factors the Company recorded a net loss of $1,479,983 or $.17 per share for the six months ended June 30, 1997 and a net loss of $994,918 representing $.12 per share for the three months ended June 30, 1997. While the Company is taking steps to improve its performance, there can be no assurance that the attempts by management at product development will be successful. Any delay in effecting operational performance improvement by the Company or in the further development of the SLM by the Company may have a material adverse impact on the financial condition of the Company.

    FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operating activities totaled $919,098 for the six months ended June 30, 1997 primarily as a result of net losses incurred of $1,479,983, which consisted of selling, general, and administrative expenses, and research and development expenses incurred during the period.

    As of June 30, 1997 the Company had $288,313 in cash and cash equivalents. Net working capital was ($7,486).

    The Company has secured a line of credit for up to a maximum of $750,000, based on the amount in the Certificate of Deposit. As of June 30, 1997, $250,000 was available under the line of credit. The line of credit accrues interest at the greater of Prime or the Certificate of Deposit interest rate plus 2% and expires in March 1998.

    The Company is experiencing negative cash flows from operations and believes that its existing cash and cash equivalents will be insufficient to sustain the Company's current level of operation and meet its financial obligations through the end of 1997. As a result, the Company will need to fund ongoing operations from financing activities. The future existence and profitability of the Company is dependent upon its ability to obtain additional funds to finance operations and expand operations in an effort to achieve profitability from operations. No assurance can be given that the Company's business will ultimately generate sufficient revenue to fund the Company's operations on a continuing basis. The matters discussed above, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.



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

    DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon its key scientific and management personnel, including its Chief Executive Officer, William Hollis, its President, L. John Loomis, and its Vice President, Dean Irwin. The Company does not maintain key man life insurance on Messrs. Hollis, Loomis or Irwin. In 1996, the Company entered into a three year employment agreement with Mr. Hollis and a two year employment agreement with Mr. Irwin. In 1997 the Company entered into a two year employment agreement with Mr. Loomis. The loss of the services of one or more key individuals may have a material adverse impact on the Company. The Company's success will also depend on its ability to attract and retain other highly qualified scientific, marketing, manufacturing and other key management personnel. The Company faces competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

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


    DEPENDENCE ON FEW CUSTOMERS. There were no sales in the six months ended June 30, 1997 and in 1996 all sales were to five customers. In 1996, only one customer purchased more than one SLM unit from the Company. All of the units sold have been prototypes. The Company continues to be dependent on a few customers for its sales. There can be no assurance that any of the Company's past customers will purchase additional units in the future. Loss of any one customer could have a material adverse impact on the Company.


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

    On June 19, 1997, the Company and the Investors entered into a settlement agreement under which, in exchange for an additional 400,000 warrants to purchase the Company's common stock at $1.00 per share, the Investors agreed to waive and release the Company from certain covenants of share purchase agreements between the respective parties. In addition, the Company reduced the exercise price of the existing 1,585,000 warrants to
    $1.00 per share.   The Investors agreed to release the Company from any and
    all claims, known or unknown, arising from any of the matters alleged in the underlying lawsuits, and the cases were dismissed.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of the Stockholders of the Company held on June 20, 1997, the stockholders of the Company approved the following:

    - The election of the Board of Directors consisting of four directors. Each director shall hold office until the next annual meeting of shareholders and until the successor of the Director is duly elected and qualifies.

    - The amendment of the Company's 1993 Employee Stock Option Plan to increase the number of shares eligible for distribution thereunder from 415,000 to 1,415,000.

    - The appointment of Deloitte and Touche LLP as the Company's independent auditors for the year ending December 31, 1997.

    The table below sets forth the number of votes cast for or withheld for each nominee to the Company's Board of Directors, as well as votes cast for other proposals discussed above at the June 20, 1997 Shareholders Meeting:

                                  ELECTION OF DIRECTORS

              Nominee                  For            Against        Withheld
              -------                  ---            -------        --------
              Michael H. Burney        5,673,908      24,300         151,210

              William E. Hollis        5,673,908      24,300         151,210

              L. John Loomis           5,648,808      49,400         151,210

              Lawrence J. Matteson     5,668,908      29,300         151,210

    As to the proposal to amend the Company's 1993 Employee Stock Option Plan to increase the number of shares eligible for distribution thereunder from 415,000 to 1,415,000:

              5,089,817 shares have voted FOR

              403,400   shares have voted AGAINST and

              11,016    shares have ABSTAINED

    As to the proposal to ratify the appointment of Deloitte and Touche LLP as the Company's independent auditors for the year ending December 31, 1997:

         5,800,502 shares have voted FOR

         12,450    shares have voted AGAINST and

         36,166    shares have ABSTAINED


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27- Financial Data Schedule

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the six months ended June 30, 1997.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Date:
                                   ---------------------------------------------

                              Spatialight, Inc.

                              By:
                                 -----------------------------------------------
                                 William E. Hollis
                                 Chairman of the Board, Chief Executive Officer and Chief Financial Officer