Form 10-Q
period 1997-09-30
SPATIALIGHT INC
filed 1997-11-12
CIK 881468

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

          For the quarterly period ended September 30, 1997

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,201,191 shares of common stock as of November 14, 1997.

     Transitional Small Business Disclosure Format (check one):
Yes [  ]    No [X ]

                     SPATIALIGHT, INC. AND SUBSIDIARIES

                       Quarterly Report on Form 10-QSB
                  For the Quarter Ended September 30, 1997


                              Table of Contents

PART I              FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements (unaudited)

                    Consolidated Balance Sheets dated
                    September 30, 1997 and December 31, 1996......................3

                    Consolidated Statements of Operations
                    for the Three and Nine Months Ended
                    September 30, 1997 and 1996...................................4

                    Consolidated Statements of Cash Flows
                    for the Nine Months Ended September 30, 1997
                    and 1996......................................................5

                    Notes to Condensed Consolidated Financial Statements..........6

     Item 2.        Management's Discussion and Analysis
                    of Financial Condition and Results of Operations..............8

PART II.            OTHER INFORMATION

     Item 2. (c )   Recent Sales of Unregistered Securities.....................13

     Item 6. (A)    Exhibits and Reports on Form 8-K............................14

PART I.    FINANCIAL INFORMATION
Item 1.             Condensed Consolidated Financial Statements

                     SPATIALIGHT, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                      September 30,   December 31,
                                                          1997           1996
                                                      ----------------------------
ASSETS

Current assets:
 Cash and cash equivalents                               $343,781     $1,324,398
 Accounts receivable                                      102,000         40,021
 Inventories                                               15,000         75,401
 Prepaid expenses and other                               117,664         11,911
                                                      -----------     ----------
 Total current assets                                     578,445      1,451,731


Property and equipment, net                               191,909         68,817
Other assets                                               22,940         12,877
                                                      -----------     ----------

     Total assets                                        $793,294     $1,533,425
                                                      -----------     ----------
                                                      -----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accrued expenses and other current liabilities          $100,363       $108,581
 Accounts payable                                         491,752         94,554
 Short term note payable                                  300,000             --
                                                      -----------     ----------
     Total current liabilities                            892,115       $203,135

 Long term capital lease obligations                       41,466             --
                                                      -----------     ----------
          Total liabilities                               933,581        203,135

 Stockholders' equity:
   Common stock, $.01 par value
   20,000,000 shares authorized: 8,547,191 and            79,972         79,832
   8,533,191 shares issued and outstanding at
   September 30, 1997 and December 31, 1996
 Additional paid-in capital                             9,026,248      8,714,539
 Accumulated deficit                                  (9,246,507)    (7,464,081)
                                                      -----------     ----------
     Total stockholders' equity                         (140,287)      1,330,290
                                                      -----------     ----------

 Total liabilities and stockholders' equity              $793,294     $1,533,425
                                                      -----------     ----------
                                                      -----------     ----------


See accompanying notes to condensed consolidated financial statements

                     SPATIALIGHT, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                 (Unaudited)



                                                        Three months ended            Nine months ended
                                                           September 30,                 September 30,
                                                        1997           1996           1997          1996
                                                  ----------------------------------------------------------
Revenues:
 Sales                                                     $0        $32,000             $0       $108,100
 Contract revenues                                    325,000              0        325,000              0
                                                   ----------      ---------      ---------      ---------
          Total revenues                              325,000         32,000        325,000        108,000

Cost of sales                                               0         38,285              0         56,825
                                                   ----------      ---------      ---------      ---------

     Gross profit                                     325,000         (6285)        325,000         51,815

 Selling, general and administrative expenses         257,619        213,300      1,209,116        539,080
 Research and development expenses                    364,525         65,410        910,875        195,835
 Write down of note receivable                             --        121,702             --        121,702
                                                   ----------      ---------      ---------      ---------
       Total operating expenses                       622,144        400,412      2,119,991        856,607

       Operating loss                                (297,144)      (406,697)    (1,794,991)      (804,802)

Other income (expense):

 Interest income                                          121         21,091         12,505         39,657
 Other income (expense), net                           (5,883)        (7,976)         2,920        (11,370)
                                                   ----------      ---------      ---------      ---------

Total other income (expense)                           (5,762)        13,115         15,425         28,287
                                                   ----------      ---------      ---------      ---------

 Loss before income taxes                            (302,906)      (393,582)    (1,779,566)      (776,515)

Income tax expense                                       (463)           953          2,860          4,839

     Net loss                                        (302,443)      (394,535)    (1,782,426)      (781,354)

Net loss per common share:                               (.04)          (.05)          (.21)          (.11)


Weighted average shares used in computing
 net loss per common share                          8,547,191      7,810,908      8,539,310      6,854,097
                                                   ----------      ---------      ---------      ---------

See accompanying notes to condensed consolidated financial statements

                        SPATIALIGHT, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                             Nine  Months Ended
                                                                September 30,
                                                             1997            1996
                                                             ----            ----
Cash flows from operating activities:

Net loss                                                 $(1,782,426)     $(781,354)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                              46,697         13,579
   Write down of note receivable                                            121,702
   Non cash litigation settlement                            300,000             --
   Non cash compensation                                      21,251
   Changes in assets and liabilities:
     Trade and other receivables, net                        (61,979)            --
     Inventories                                              60,401        (98,058)
     Prepaid expenses                                       (105,753)       (18,726)
     Accounts payable                                        397,198             --
     Accrued expenses and other liabilities                   (8,218)       140,375
     Other assets                                            (10,063)        (7,343)
                                                         -----------     ----------

          Net cash used in operating activities           (1,142,893)      (629,825)

Cash flows from investing activities:
  Capital expenditures                                      (128,323)       (16,382)
  Collection on notes receivable                                  --         50,000
  Purchase of short term investments available for sale           --     (1,172,899)
                                                         -----------     ----------
          Net cash used in investing activities             (128,323)    (1,139,281)

Cash flows from financing activities:
  Draw on bank line of credit                                250,000             --
  Issuance of notes payable                                   50,000             --
  Issuance costs related to common stock issued               (9,402)     1,577,499
                                                         -----------     ----------
          Net cash provided by financing activities          290,598      1,577,499

Net decrease in cash and cash equivalents                   (980,618)      (191,607)

Cash at beginning of period                                1,324,398        678,300
                                                         -----------     ----------
Cash at end of period                                     $  343,781     $  486,693
                                                         -----------     ----------
                                                         -----------     ----------


See accompanying notes to condensed consolidated financial statements

                     SPATIALIGHT, INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements


 (1)  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Spatialight, Inc. ("Spatialight" or "the Company"), the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 1997 and the results of its operations for the three months and nine months ended September 30, 1997 and 1996 respectively. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis as of and for the years ended December 31, 1996 and 1995.


 (2)  Going Concern  Uncertainty

      The Company incurred significant operating losses in each of the last five fiscal years, incurred a net loss in fiscal 1996 of $1,178,738 and incurred a net loss of $1,782,426 in the first nine months of 1997. At September 30, 1997, the Company's accumulated deficit totaled $9,246,507.

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

 (4)  Short term notes payable

      As of September 30, 1997, the Company had a credit agreement with a bank under which it can borrow up to an amount equal to the Certificate of Deposit, up to a maximum of $750,000. The purpose of the line of credit is to facilitate working capital. Under the terms of the credit agreement, interest is accrued at the greater of Prime or the certificate of deposit interest rate plus 2 percent. The line of credit expires on March 8, 1998. As of September 30, 1997, $250,000 was outstanding under this credit agreement and no additional borrowings were available.

      In September 1997 the Company borrowed $50,000 under a promissory note. The note is payable on February 28, 1998 and accrues interest at 12%. In addition, the lender received a warrant to purchase 6,500 shares of the Company's common stock.

 (5)  New accounting standards

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

 (6)  Subsequent event

      On October 31, 1997, the Company acquired the 20% of Spatialight of California that it did not previously own, in exchange for 629,000 shares of the Company's common stock. The Company has not yet determined the allocation of the purchase price.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

      Results of Operations


      The Company reported revenues of $325,000 for the quarter ended September 30, 1997 under a non-recurring engineering contract. The Company was contracted by a customer to provide a set of specifications and development plans for a product using the Company's technology. The Company is continuing to develop its technological capabilities and its production capacity and believes that significant sales of its SLM will be required in order for the company to continue to meet its financial obligations and operating plans. Any lack of significant sales would have a material adverse affect upon the financial condition of the Company, and could cause the Company to cease operations.

      Selling, general and administrative expenses increased by $670,035 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, and by $44,319 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increases were due primarily to an increase in staffing and infrastructure support costs, and a $300,000 litigation settlement expense in the quarter ended June 30, 1997.

      Research and development expenses increased by $715,040 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and by $299,115 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. Research and development expenses represent costs incurred, primarily personnel related, for the design and development of new products and the redesign of existing prototype products. The Company believes that the development of new products will be required to allow it to compete effectively and to achieve future revenues. The Company currently has 10 full time employees whose duties involve research and development. The Company intends to continue its product enhancement and development programs, focusing on increasing the display size and finalizing field sequential color capabilities and liquid crystal filling manufacturing processes. The Company believes that such enhancements and new products will be required to exploit future markets for large screen monitors, high definition television and head mount displays.



      Net Loss

      As a result of the above factors the Company recorded a net loss of $1,782,426 or $.21 per share for the nine months ended September 30, 1997 and a net loss of $302,444 representing $.04 per share for the three months ended September 30, 1997. While the Company is taking steps to improve its performance, there can be no assurance that the attempts by management at product development will be successful. Any delay in effecting operational performance improvement by the Company or in the further development of the SLM by the Company may have a material adverse impact on the financial condition of the Company.

      Financial Condition, Liquidity and Capital Resources

      Net cash used by operating activities totaled $1,142,893 for the nine months ended September 30, 1997 primarily as a result of net losses incurred of $1,782,426, which consisted of selling, general, and administrative expenses, and research and development expenses incurred during the period.

      As of September 30, 1997 the Company had $343,781 in cash and cash equivalents. Net working capital was ($313,670).

      The Company has secured a line of credit for up to a maximum of $750,000, based on the amount in the Certificate of Deposit. As of September 30, 1997, the Company has borrowed $250,000 under the line of credit and no additional borrowings were available. The line of credit accrues interest at the greater of Prime or the Certificate of Deposit interest rate plus 2% and expires in March 1998.

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

      DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon its key scientific and management personnel, including its Chief Executive Officer, William Hollis, its President, L. John Loomis, and its Vice President, Dean Irwin. The Company does not maintain key man life insurance on Messrs. Hollis, Loomis or Irwin. In 1997, the Company entered into a three year employment agreement with Mr. Irwin, a four year employment agreement with Mr. Hollis, and a five year employment agreement with Mr. Loomis. The loss of the services of one or more key individuals may have a material adverse impact on the Company. The Company's success will also depend on its ability to attract and retain other highly qualified scientific, marketing, manufacturing and other key management personnel. The Company faces competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

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


      DEPENDENCE ON FEW CUSTOMERS. There were no sales in the nine months ended September 30, 1997 , only the contract revenues described above. In 1996 all sales were to five customers. In 1996, only one customer purchased more than one SLM unit from the Company. All of the units sold have been prototypes. The Company continues to be dependent on a few customers for its sales. There can be no assurance that any of the Company's past customers will purchase additional units in the future. Loss of any one customer could have a material adverse impact on the Company.


PART II.     OTHER INFORMATION

Item 2(c).   Recent Sales of Unregistered Securities

             In the quarter ended September 30, 1997 the Company issued a warrant to purchase 6,500 shares of the Company's common stock pursuant to a Note Purchase Agreement.




Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  27- Financial Data Schedule

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the nine months ended September 30, 1997.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Date:
                                           ---------------------------------


                                     Spatialight, Inc.

                                     By:
                                         -----------------------------------
                                         William E. Hollis
                                         Chairman of the Board, Chief
                                         Executive Officer
                                         and Chief Financial Officer