Form 10KSB40
period 1997-12-31
SPATIALIGHT INC
filed 1998-03-31
CIK 881468

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended December 31, 1997 or

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

NOTE-THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT ARE NOT AUDITED. THE COMPANY HAS INSUFFICIENT FUNDS TO ENGAGE AN INDEPENDENT ACCOUNTING FIRM TO COMPLETE AN AUDIT

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

    Issuer's revenues for the year ended December 31, 1997 aggregated
$326,207.

    The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $0.406 per share closing sale price of the Common Stock on March 12, 1998 as reported on the OTC Bulletin Board, was approximately $2,403,340. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 12, 1998, Registrant had 10,523,996 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

                               Yes                No   X

                              SPATIALIGHT, INC.
                          FORM 10-KSB ANNUAL REPORT

                              TABLE OF CONTENTS

                                                                        Page
                                   PART I                                 3

    ITEM 1    Description of Business                                     3

    ITEM 2    Description of Property                                     8

    ITEM 3    Legal Proceedings                                           8

    ITEM 4    Submission of Matters to a Vote
              of Security Holders                                         8


                                   PART II                                9

    ITEM 5    Market for Common Equity and
              Related Stockholder Matters                                 9

    ITEM 6    Management's Discussion and Analysis
              or Plan of Operation                                        9

    ITEM 7    Financial Statements*                                      13

    ITEM 8    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                     23


                                   PART III                              24

    ITEM 9    Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a)
              of the Exchange Act                                        25

    ITEM 10   Executive Compensation                                     26

    ITEM 11   Security Ownership of Certain Beneficial
              Owners and Management                                      28

    ITEM 12   Certain Relationships and Related
              Transactions                                               29

    ITEM 13   Exhibits and Reports on Form 8-K                           29


*NOTE-THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT ARE NOT AUDITED. THE COMPANY HAS INSUFFICIENT FUNDS TO ENGAGE AN INDEPENDENT ACCOUNTING FIRM TO COMPLETE AN AUDIT. See Management's Discussion and Analysis for a description of the Company's current financial condition, and the substantial doubts concerning the Company's ability to continue as a going concern.

ITEM 1.  DESCRIPTION OF BUSINESS

NOTE-THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT ARE NOT AUDITED. THE COMPANY HAS INSUFFICIENT FUNDS TO ENGAGE AN INDEPENDENT ACCOUNTING FIRM TO COMPLETE AN AUDIT. See Management's Discussion and Analysis for a description of the Company's current financial condition, and the substantial doubts concerning the Company's ability to continue as a going concern.

INTRODUCTION

    SpatiaLight, Inc. ("SpatiaLight" or the "Company") is in the business of designing, producing and commercializing miniature, high-resolution active matrix liquid crystal displays ("LCDs"), also known as spatial light modulators ("SLMs") for computer and video display applications. SLMs are designed in a manner that can potentially provide high quality images at a significant reduction in costs over other types of computer and video displays currently available in the market. The SLMs are designed to be capable of handling computer and video output at very high speeds, clarity and contrast. To date, the Company has sold only small volumes of its SLM product to customers involved in the research and development of applications for this technology, including computer monitors, head-mounted displays, optical computing and other projection applications.

    The Company has identified a number of potential applications and markets for products based on its SLM technology, including light-weight large screen computer monitors, large screen television projection systems (PCTV) and head-mounted displays for use in defense and aerospace applications and for personal displays (PDS) and gaming devices. In addition, the Company believes that its SLM products may have application in optical computing systems and in high-speed, large-capacity optical data storage systems and holographic imaging systems.

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

TECHNOLOGY AND PRODUCTS UNDER DEVELOPMENT

    The Company's current technology is a third generation 1.1" diagonal, 1024 x 768 pixel, two-dimensional array on 20 micron centers. This product is not yet available for sale. The Company anticipates this product will be commercially available in limited quantities for evaluation and development uses in mid 1998. The Company's SLMs are based on an advanced, proprietary technology for using liquid crystal directly over the surface of a silicon chip to convert reflected external light into high-resolution images.

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

    The Company's SLMs are being designed to compete with other technologies that produce color LCDs. Additive color techniques require each dot or picture element ("pixel") on the display screen to be divided into three sub-pixels. A color filter is applied to each sub-pixel, causing each sub-pixel to transmit red, green or blue light. The viewer's eye combines the colored light from the three sub-pixels to create the perception of the full spectrum of colors. Additive technologies, also referred to as "color filtered" technologies, include both passive and active matrix approaches.
To date, active matrix has been most commonly accomplished through the use of thin film transistor technology ("TFT"), in which a transistor is placed on the glass substrate at each sub-pixel location and is used to control that sub-pixel. TFT displays are currently manufactured in commercial quantities by Japanese manufacturers and are relatively expensive. Further, TFT technology relies on the display being relatively small, because manufacturing costs and the costs of applying the display increase dramatically with size.

    The Company believes that the technology underlying its SLM products may provide certain advantages over TFT or other display products or technologies. The Company's 704 x 512 and the 1024 x 768 product will offer gray scaling at 256 levels per pixel. The Company's SLMs are expected to ultimately cost less to manufacture than comparable TFT displays because of the fundamental chip technology and the placement of the pixel format directly onto a silicon wafer. Further, Company testing indicates that its SLMs are capable of being approximately 100 times as light efficient as currently available TFT displays. The Company's 1024 x 768 product under development has a 90% fill factor with 20 micron pixel pitch.

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

APPLICATIONS AND MARKETS

    The Company believes that current and future SLM products may be incorporated into a wide variety of monitors, projectors and other light engines. The Company also believes that suppliers and manufacturers of display products may desire to license the Company's technology for use in such end products. The Company does not plan, nor does it have the financial resources, to develop or market any end products itself. Therefore, the Company will be completely dependent upon independent third parties for the development, manufacturing and marketing of such products. No such products exist today, and the Company does not have commitments from any third party for such development, manufacturing or marketing. There can be no assurance that any third party will develop or market a product incorporating the Company's SLM's. If not, there will be no market for the Company's SLM's.
The Company has established a relationship with a large Asian wafer fabrication manufacturer to supply production volumes of the silicon wafer. The Company has also established informal arrangements with suppliers of light engine components, including lamps, screen materials and lenses. The Company believes these relationships are important to its ability to succeed because they can enable the Company to demonstrate potential application solutions to customers. The failure to establish relationships with suppliers of light engine components and other manufacturers could make it more difficult for the Company to gain market acceptance for its products.
To encourage manufacturers to design products that integrate the Company's SLMs, the Company intends to offer prototypes at low cost for evaluation and design into products. However, because many manufacturers are unfamiliar with reflective technology displays, and because of their limited supply, the Company may experience difficulty in convincing manufacturers to use its SLMs.

MARKETING, SALES AND DISTRIBUTION

    The Company currently employs one full-time marketing/sales specialist. The Company intends to form alliances with corporate partners for the marketing and distribution of certain of its anticipated display products. There can be no assurance that the Company will be successful in forming and maintaining such alliances or that the Company's partners will devote adequate resources to successfully market and distribute these anticipated products. There can be no assurance that the Company will be able to attract and retain qualified marketing and sales personnel, that the Company will be able to enter into satisfactory agreements with marketing partners, or that the Company or its marketing partners will be successful in gaining market acceptance for its anticipated products.

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

    The Company is negotiating with several manufacturers for establishment of full-scale integrated manufacturing capacity for its SLM devices and has reached an agreement with one Asian manufacturer for fabrication of silicon wafers. The Company has also selected a manufacturer for high volume liquid crystal filling manufacturing and this manufacturer will assist the company in characterization of the liquid crystal process and final selection of LCD manufacturing materials and processes. In the event such manufacturer establishes a full-scale integrated manufacturing capability, the Company could become dependent on such manufacturer for the manufacture of SLM devices. The termination or cancellation of the Company's agreement with the manufacturer could adversely affect the Company's ability to manufacture its products. In such event, the Company plans to establish a domestic alternative manufacturing relationship.

    The Company is establishing a low volume development LCD manufacturing capability. There can be no assurance that the Company would be able to establish such a relationship on acceptable terms or develop its own manufacturing capability. In any event the time required to establish such a substitute relationship or capability could substantially delay the commercialization of the Company's SLM devices and display products, which, in turn, could have a substantial adverse impact on the Company's results of operations and financial condition.

COMPETITION

    The active matrix LCD market has been dominated by Japanese manufacturers such as Sharp, Hitachi, Seiko-Epson, Sanyo and Toshiba (in partnership with
IBM). These manufacturers, however, have concentrated on larger format, eight to ten inch displays used in portable computers. Other companies such as S-Vision, 3-Five Systems, Kopin Corporation, OIS Ovonics, Texas Instruments and Motif (a Motorola and InFocus Systems joint venture) have attempted to design and produce small format LCDs and SLMs with comparable functionality to that of the Company's SLMs. Attempts at commercialization of the small format display devices have met with limited success to date.

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

PATENTS AND INTELLECTUAL PROPERTY

    The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technologies. The Company has been awarded three U.S. Patents and has eight other patent applications pending. There can be no assurance as to the degree of protection offered by these patents, or as to the likelihood that pending patents will be issued. Furthermore, the Company has applied for one foreign patent. There can be no assurance that competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products or intentionally infringe the Company's patents. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to the Company. This is particularly true in foreign countries. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products. The Company also relies on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees and most consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. To date, the Company has no experience in enforcing its confidentiality agreements.

RESEARCH AND DEVELOPMENT

    The Company incurred research and development expenses of approximately $1,843,000 in 1997 and $265,000 in 1996. Research and development expenses represent costs incurred, primarily for personnel related, and for the experimental materials for the design and development of new products. The Company believes that the development of new products will be required to allow it to compete effectively and to achieve future revenues. The Company currently has 13 full time employees whose duties include research and development. The Company intends to continue its product enhancement and development programs, focusing on increasing the display resolution and finalizing color capabilities and liquid crystal filling manufacturing processes. The Company believes that such enhancements and new products will be required to exploit future markets for large screen monitors, high definition television and head mount displays.

EMPLOYEES

     As of December 31, 1997, the Company had 15 full-time and 2 part-time employees. Employment is divided among two functional areas with 13 in engineering and 4 in finance and administration. Employees are not represented by any collective bargaining organizations. The Company considers its relations with its employees to be good.

     The Company is dependent upon its key scientific and management personnel including its Chief Executive Officer, William E. Hollis and L. John Loomis, President and COO. During 1997 the company hired several additional technical and scientific staff members to complement and reduce the Company's dependence on any individual employee. As of March 21, 1998 Mr. Irwin, former Vice President of Engineering, resigned as an officer and employee and his role with the Company has changed to a consultant technology advisory capacity. The Company's success will always depend on its ability to attract and retain highly qualified scientific, marketing, manufacturing, financial and other key management personnel. The Company faces competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's headquarters are located at 8-C Commercial Drive and 5 Commercial Drive, Novato, California. Approximately 5,800 square feet of office space is leased through April 1998. The Company anticipates that this lease will be extended for another 12 months. The Company believes that its current facilities will be sufficient for its needs for at least the next year.

ITEM 3.  LEGAL PROCEEDINGS.

        NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the security holders during the Company's fourth quarter.

                                   PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The common stock of the Company has been traded in the over-the-counter market since the Company's initial public offering on February 5, 1992.
Until April 1, 1997 the common stock was listed on the NASDAQ SmallCap Market under the symbol "SLHT". Nasdaq delisted the Company from the NASDAQ SmallCap Market effective April 2, 1997 because the Company does not meet the $2,000,000 minimum total asset requirement for continued listing. Trading in the Company's common stock after April 2, 1997 has been conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board". As a result of the delisting the liquidity of the Company's securities could be impaired, not only in the numbers of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media coverage of the Company, and lower prices for the Company's securities than might otherwise be obtained. In November 1997 the Company changed its stock symbol to "HDTV".

     The following table sets forth, for the calendar quarters indicated, the range of high and low quotations for the common stock, as reported by the National Association of Securities Dealers Automated Quotation System.

HDTV - COMMON STOCK

                                                1997                   1996
                                         High Bid   Low Bid     High Bid   Low Bid
                                        ------------------------------------------
   First Quarter (January-March)          1  1/2       5/16       1 1/2      7/32
   Second Quarter (April-June)            1 11/64     61/64       1 5/8      5/8
   Third Quarter (July-September)         1  1/4      57/64       1 1/4     11/16
   Fourth Quarter (October-December)      1  1/8      59/64         7/8     13/32

     For a recent reported quotation for the Company's common stock, see the cover page of this Form 10-KSB. The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of March 12, 1998, there were approximately 2500 holders of record of the common shares of the Company. The common stock represents the only class of securities outstanding as of this filing.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company operations are severely constrained by its lack of financing and inadequate working capital. The Company continues to experience negative cash flows, and net operating losses. The Company's operations in recent months have been funded by a series of relatively small loans, some secured by substantially all the assets of the Company. Most of these loans have been provided by persons affiliated with major shareholders of the Company or with management. These loan amounts have been adequate for the Company to meet payroll and certain other imperative obligations, but various accounts payable and other obligations are past due. The Company is in default under certain of the loans made to finance its operations, and is negotiating to extend the due dates. The Company continues its efforts to locate sources of financing. There can be no assurance that additional loans or any other financing will be available to the Company. FOR THIS REASON, THERE IS UNCERTAINTY WHETHER THE COMPANY CAN CONTINUE AS A GOING CONCERN. See Note 2 of Notes to Consolidated Financial Statements.

THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT ARE NOT AUDITED. THE COMPANY HAS INSUFFICIENT FUNDS TO ENGAGE AN INDEPENDENT ACCOUNTING FIRM TO COMPLETE AN AUDIT.

    The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events, or performance are forward-looking statements which involve risks and uncertainties. Actual results, events, or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed throughout "Item 1 - Description of Business" and elsewhere in this Annual Report on Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    NET REVENUES. The Company's net revenues were $326,207 and $176,100 in 1997 and 1996 respectively. These amounts are comprised of sales of a small number of units of the Company's initial SLM device, in addition to revenues from non-recurring engineering contracts.

    OPERATING EXPENSES. Operating expenses during 1997 and 1996 were $3,616,677 and $1,028,717, respectively. The substantial increase in operating expenses from 1996 to 1997 was principally due to the increase in staffing and infrastructure support costs, and a litigation settlement expense of $300,000 as well as the acquisition at a cost of approximately $420,000 of the remaining minority interest of SOC. This expense was classified as research and development.

    Costs of sales represent product costs associated with the production of prototype SLMs. Costs of sales were $1,000 and $141,290 in 1997 and 1996, respectively. The decrease was due to the lower volume of SLM sales during 1997.

    Selling, general and administrative costs were $1,775,006 and $763,575 in 1997 and 1996, respectively. The increase of 132% from 1996 levels reflects the Company's initial investment in marketing the SLMs as it continued the transition from research and development company to an operating company. Also as a result of this transition, and of the acquisition of the remaining 20% of SpatiaLight of California, research and development expenses in the year ended December 31, 1997 were $1,841,671, which represents a 595% increase from research and development expenses of $269,142 in the year ended December 31, 1996.

    Interest income was $18,821 and $63,776 in 1997 and 1996, respectively. The decrease in interest income in 1997 was principally due to lack of investment activity during the year.

    Other expenses were $12,118 and $13,252 in 1997 and 1996, respectively.

    On December 29, 1995 the Company sold Sayett Technology, Inc. (STI), a wholly owned subsidiary, to former management members of the Company for $300,000 in the form of a note receivable. In 1996, the Company received

$300,000 in the form of note receivable. In 1996, the Company received $51,526 in cash and $15,069 in furniture and fixtures toward payment of this note receivable. In the third quarter of 1996 the Company wrote down the note by $121,702 based on their assessment of collectability. Based on events in the fourth quarter of 1996, the Company wrote off the remaining balance of $111,703. The total write-off of $233,405 has been shown as a bad debt write-off.

    LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations were $3,283,274 and $1,178,738 in 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is experiencing negative cash flow from operations, resulting in the need to fund ongoing operations from financing activities. The future existence and profitability of the Company is dependent upon its ability to obtain additional funds to finance operations and expand operations in an effort to achieve profitability from operations. No assurance can be given that the Company's business will ultimately generate sufficient revenue to fund the Company's operations on a continuing basis. The matters discussed below, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

    Management continues to seek and explore opportunities for the Company to obtain significant capital financing. There have been a number of potential sources for investment contacted to date, however none of them has yet resulted in funding (see footnote 5 of the unaudited financial statements).

    As of December 31, 1997, the Company had $415,624 in cash and cash equivalents. Accounts receivable at December 31, 1997 totaled $3,383 and represented primarily amounts due on SLMs shipped in the fourth quarter. The Company's net working capital at December 31, 1997 was approximately ($946,000).

    Net cash used by operating activities totaled $1,677,037 and $904,354 in 1997 and 1996, respectively. Net cash provided by investing and financing activities in 1997 was approximately $767,000, principally resulting from the issuance of convertible debentures. Net cash provided by investing and financing activities in 1996 was approximately $1,500,000, principally resulting from a private placement of the Company's common stock.

    As of December 31, 1997, the Company had an accumulated deficit of $10,747,355. The Company has realized significant losses in the past and expects that these losses will continue at least through 1998. It is likely that the Company will have quarterly and annual losses in 1998 and beyond. The Company has generated limited revenues and no profits from operations. The development, commercialization and marketing of the Company's products will require substantial expenditures for the foreseeable future. Consequently, the Company may continue to operate at a loss for the foreseeable future and there can be no assurance that the Company's business will operate on a profitable basis.

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

ITEM 7.  FINANCIAL STATEMENTS

NOTE - THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT ARE NOT AUDITED. THE COMPANY HAS INSUFFICIENT FUNDS TO PAY FOR THE 1996 AUDIT OR TO ENGAGE AN INDEPENDENT ACCOUNTING FIRM TO COMPLETE AN AUDIT FOR FISCAL YEAR 1997. See Management's Discussion and Analysis for a description of the Company's current financial condition, and the substantial doubts concerning the Company's ability to continue as a going concern. Furthermore, the Company believes that its current financial condition has deteriorated such that an independent accounting firm would not be able to render an opinion on financial statements contained herein.

SPATIALIGHT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------

                                                       1997             1996
                                                   ------------     -----------
ASSETS

Current assets
  Cash and cash equivalents                        $    415,624     $ 1,324,398
  Accounts receivable                                     3,383          40,021
  Inventories                                            15,000          75,401
  Prepaid expenses and other                             27,253          11,911
                                                   ------------     -----------
          Total current assets                          461,260       1,451,731

Property and equipment, net                             217,984          68,817
Other assets                                             27,701          12,877
                                                   ------------     -----------
               Total assets                        $    706,945     $ 1,533,425
                                                   ------------     -----------
                                                   ------------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                     $796,660         $94,554
  Short-term notes payable                              932,479              --
  Accrued expenses and other current liabilities        127,835         108,581
                                                   ------------     -----------
        Total current liabilities                     1,856,974         203,135

Noncurrent liabilities
  Long term capital lease obligations                    53,480              --
                                                   ------------     -----------
               Total liabilities                      1,910,454         203,135

Commitments and contigencies


Stockholders' equity
  Common stock, $.01 par value:
     20,000,000 shares authorized;
      9,200,751 shares in 1997, and
      8,533,191 shares in 1996                           85,811          79,832
Additional paid-in capital                            9,458,035       8,714,539
Accumulated deficit                                 (10,747,355)     (7,464,081)
                                                   ------------     -----------
        Total stockholders' equity                   (1,203,509)      1,330,290
                                                   ------------     -----------
Total liabilities and stockholders' equity             $706,945      $1,533,425
                                                   ------------     -----------
                                                   ------------     -----------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------

                                                          1997          1996
                                                     -----------     -----------
Revenues:
  Contract revenues                                  $   325,000     $    70,000
  Sales                                                    1,207         106,100
                                                     -----------     -----------

               Total revenues                            326,207         176,100

Cost of sales                                              1,000         141,290
                                                     -----------     -----------
               Gross profit                              325,207          34,810

  Selling, general and administrative expenses         1,775,006         763,575
  Research and development expenses                    1,841,671         265,142
                                                     -----------     -----------

             Total operating expenses                  3,616,677       1,028,717

             Operating Loss                           (3,291,470)       (993,907)

Other income (expense):

  Interest income                                         18,821          63,776
  Other expenses                                         (12,118)        (13,252)
  Write-down of note receivable                               --        (233,405)
                                                     -----------     -----------

             Total other expense                           6,703        (182,881)
                                                     -----------     -----------

Loss from operations before income taxes              (3,284,767)     (1,176,788)

Income taxes                                               1,493          (1,950)
                                                     -----------     -----------

               Net loss                              $(3,283,274)    $(1,178,738)
                                                     -----------     -----------
                                                     -----------     -----------

Net loss per share                                         (0.38)          (0.16)
                                                     -----------     -----------
                                                     -----------     -----------

Shares used in computing net loss per share            8,675,416       7,230,630
                                                     -----------     -----------
                                                     -----------     -----------

          The accompanying notes are an integral part of these consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
YEARS ENDED DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------

                                                                    ADDITIONAL                            TOTAL
                                             COMMON STOCK            PAID-IN          ACCUMULATED      SHAREHOLDERS'
                                         SHARES       AMOUNT         CAPITAL            DEFICIT           EQUITY
                                       -----------------------------------------------------------------------------
Balance January 1, 1996                6,398,191      $63,532       $7,205,602      $ (6,285,343)      $   983,791

Issuance of common stock, net          2,135,000       16,300        1,508,937             --            1,525,237

Net loss                                   --           --               --           (1,178,738)       (1,178,738)
                                       ---------      -------       ----------      ------------       -----------

Balance December 31, 1996              8,533,191       79,832        8,714,539        (7,464,081)        1,330,290
                                       ---------      -------       ----------      ------------       -----------

Issuance of common stock, net            667,920        5,979          443,496             --              449,475
Issuance of warrants                       --           --             300,000             --              300,000

Net loss                                   --           --               --           (3,283,274)       (3,283,274)
                                       ---------      -------       ----------      ------------       -----------

Balance December 31, 1997              9,201,111      $85,811       $  743,496      $(10,747,355)      $(1,203,509)
                                       ---------      -------       ----------      ------------       -----------
                                       ---------      -------       ----------      ------------       -----------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                        1997                   1996
                                                                     -----------           -----------
Cash flows from operating activities:

Net loss                                                             $(3,283,274)          $(1,178,738)
Adjustments to reconcile net loss to net
 cash used by operating activities:

  Depreciation and amortization                                           59,126                24,358
  Non-cash acquisition of minority interest of SOC                       421,376                 --
  Non-cash legal settlement                                              300,000
  Write-down of note receivable                                            --                  233,405
  Non-cash compensation                                                   37,501                 --
  Changes in assets and liabilities:
     Accounts receivable                                                  36,638               (40,021)
     Inventories                                                          60,401               (75,401)
     Prepaid expenses and other current assets                           (15,342)               (6,107)
     Other assets                                                        (14,824)              (12,877)
     Accounts payable                                                    702,106                94,554
     Current portion capital lease obligation                             28,523
     Accrued expenses and other current liabilities                       (9,268)               56,473
                                                                     -----------           -----------
           Net cash used by operating activities                      (1,677,037)             (904,354)

Cash flows from investing activities:
  Purchase of short-term investments                                  (1,172,900)
  Proceeds from sales of short-term investments                        1,172,900
  Capital expenditures                                                  (208,292)              (26,311)
  Purchase of equity investment                                                                  --
  Payments received on notes receivable                                                         51,526
  Net proceeds from acquisitions/disposals                                                       --
                                                                     -----------           -----------
           Net cash provided (used) by investing activities             (208,292)               25,215
                                                                     -----------           -----------

Cash flows from financing activities:
  Common stock issuance costs                                             (9,402)            1,525,237
  Long term capital lease obligation                                      53,478                 --
  Issuance of notes payable                                              932,479                 --
                                                                     -----------           -----------

           Net cash provided by financing activities                     976,555             1,525,237

Net (decrease) increase cash and cash equivalents                       (908,774)              646,098

Cash and cash equivalents, beginning of year                           1,324,398               678,300
                                                                     -----------           -----------
Cash and cash equivalents, end of year                               $   415,624           $ 1,324,398
                                                                     -----------           -----------
                                                                     -----------           -----------
Supplemental disclosure of noncash investing and
 financing activities:

  Furniture received as payment on notes receivable                         --             $    15,069
                                                                                           -----------
  Common stock issued in conjunction with acquisition of
   remaining minority interest of SOC                                    421,376                 --
                                                                     -----------
  Common stock issued as compensation to employees                        21,251                 --
                                                                     -----------
  Common stock issued as payment for services                             16,250
                                                                     -----------
  Warrants to purchase common stock issued as legal settlement           300,000                 --
                                                                     -----------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS

    SpatiaLight, Inc. and its subsidiary (the Company) develops, designs, manufactures, and markets high content information display system components for the optical computing, computer monitoring/projection, holography, and multimedia industries.

2.  GOING CONCERN UNCERTAINTY

    GENERAL

    The Company's operations are severely constrained by its lack of financing and inadequate working capital. The Company continues to experience negative cash flows, and net operating losses. The Company's operations in recent months have been funded by a series of relatively small loans, some secured by substantially all the assets of the Company. Most of these loans have been provided by persons affiliated with major shareholders of the Company or with management. These loan amounts have been adequate for the Company to meet payroll and certain other imperative obligations, but various accounts payable and other obligations are past due. The Company is in default under certain of the loans made to finance its operations, and is negotiating to extend the due dates. The Company continues its efforts to locate sources of financing. There can be no assurance that additional loans or any other financing will be available to the Company. FOR THIS REASON, THERE IS UNCERTAINTY WHETHER THE COMPANY CAN CONTINUE AS A GOING CONCERN.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss in fiscal 1997 of $3,283,274. Additionally, as of December 31, 1997 the Company's accumulated deficit totaled $10,747,355. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations, is dependent upon future events. These events include the obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of SpatiaLight, Inc. (SI), and its wholly owned subsidiary SpatiaLight of California (SOC). All inter-company accounts and transactions have been eliminated in consolidation.

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

    REVENUE RECOGNITION - Revenue is generally recognized at the time product is shipped, or when engineering projects are completed.

    INCOME TAXES - The Company uses the asset and liability method to account for income taxes, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    NET LOSS PER COMMON SHARE - Net loss per common share for 1997 and 1996 is based on the weighted average number of common shares outstanding during the year; stock options and warrants were not included since their effect would be anti-dilutive.

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

4.  ISSUANCE OF COMMON STOCK

    On October 31, 1997, the Company acquired the 20% of SpatiaLight of California that it did not previously own, in exchange for 628,920 shares of the Company's common stock. The acquisition was recorded as research and development expense. On July 11, 1996 the Company sold 1,585,000 shares of its common stock to a private investor group at $1.125 per share, or $1,783,125 in gross proceeds. In conjunction with the sale of common stock, the Company also issued warrants to purchase an additional 1,585,000 shares of the Company's common stock, exercisable at any time prior to July 15, 2001, at an exercise price of $1.00 per share before July 15, 1997, $1.25 through July 1999 and $1.50 thereafter. Net proceeds received by the Company related to this placement were $1,525,237.

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

5.  NOTES PAYABLE

    Short-term notes payable at December 31, 1997 consist of the following:

    A line of credit for $250,000 under a credit agreement with a bank under which it can borrow up to an amount equal to the Certificate of Deposit, up to a maximum of $750,000. The purpose of the line of credit is to facilitate working capital. Under the terms of the credit agreement, interest is accrued at the greater of Prime or the certificate of deposit interest rate plus 2 percent. The line of credit expires on June 8, 1998.

    Short-term notes of $232,479, including accrued interest. The borrowings were made to provide working capital, and accrue interest at 10-12% per annum. Of the total, $80,000 is due on demand, and the balance was due on February 28, 1998. The Company is in default on the notes and is negotiating to extend the due dates.

    In conjunction with a private placement, convertible debentures with a principal amount of $450,000, were issued to purchasers outside the United States. The debentures have a two year term, carry a 3% interest rate and are convertible into the Company's common stock at 120% of the five day average closing bid price for the stock at the issuance date or, if lower, 75% of the five day average closing bid price of the stock at the time the debt is converted. Net of fees and expenses, the Company received $387,000 from this first placement. The debentures are recorded in short-term liabilities. Subsequent to December 31, 1997, $350,750 of the original debentures were converted to 961,364 shares of common stock.

6.  PROPERTY AND EQUIPMENT

    Property and equipment as of December 31 consist of the following:

                                                            1997       1996
                                                         ---------   --------
     Office furniture and fixtures                        $265,560   $ 94,885
     Machinery and equipment                               105,965     62,263
                                                          --------   --------
                                                           371,526    157,148

     Less accumulated depreciation and amortization        153,542     88,331
                                                          --------   --------
                                                          $217,984   $ 68,817
                                                          --------   --------
                                                          --------   --------

7.  INCOME TAXES

    The income tax provision including the effect of continuing and discontinued operations in the accompanying consolidated statements of operations is as follows:

                                                             1997     1996
                                                           --------  --------
    Current payable, primarily state taxes                 $(1,493)  $(1,950)
                                                           -------   -------

8.  STOCKHOLDERS' EQUITY

    STOCK OPTION PLAN - The Company has various Stock Option Plans primarily for employees and directors. The Plans authorize the issuance of options to purchase up to 2,010,000 shares of the Company's common stock. The Plans provide for options which may be issued as nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.

    Under the 1991 and 1993 Employee Stock Option Plans, the Company may grant options to purchase up to 1,915,000 shares of common stock to employees at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options expire 10 years from the date of grant and become exercisable 50% in year one and 50% in year two.

    Under the 1993 Non-Employee Directors' Stock Option Plan non-employee directors of the Company are granted options to purchase 25,000 shares of common stock at the fair market value at the date of grant each year that such person remains a director of the Company. These options expire 10 years from the date of grant and become fully exercisable after 2 years. The total number of shares authorized under the plan is 85,000.

    Options under the Plans are granted at the discretion of the Board of Directors. All options granted through 1997 have been granted at fair market value.

    The following is a status of the options under the Plans and a summary of the changes in options outstanding during 1997 and 1996:

                                                 Number of       Weighted
                                             Shares Exercised   Avg. Price
                                             ----------------   ----------
      Outstanding, January 1, 1996                210,000          $2.42
      Options granted                             165,000           1.06
      Options cancelled                           (10,000)          1.19
                                                ---------          -----
      Outstanding, December 31, 1996              365,000           1.84
      Options granted                           1,375,000           0.79
      Options canceled                           (355,000)          1.84
                                                ---------
      Outstanding, December 31, 1997            1,385,000          $0.79

    Options exercisable as of December 31, 1997 and 1996 totaled approximately 10,000 and 170,000 options at a weighted average exercise price of $3.00 and $1.81 respectively.

    Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                         OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                       -----------------------   ----------------------
                                       Weighted
                                       Average        Weighted                 Weighted
                                       Remaining      Average                  Average
Range of             Number            Contractual    Exercise   Number        Exercise
Exercise Prices      Outstanding       Life (Yrs)     Price      Exercisable   Price
---------------      -----------       -----------    --------   -----------   --------
$2.00-$3.00              10,000           5.3          $3.00       10,000        $3.00
$1.00-$2.00             320,000           9.6          $1.25            0        $0.00
$0.875-$1.00          1,055,000           9.3          $0.65            0        $0.00
                      ---------                                    ------
                      1,385,000                                    10,000
                      ---------                                    ------
                      ---------                                    ------

    At December 31, 1997, 610,000 shares and 15,000 shares were available for future grants under the Employee Stock Option Plan and Non-Employee Directors Plan, respectively.

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

9.  MAJOR CUSTOMERS

    The Company's revenue for 1997 of $325,000 represented a single contract for engineering services. Of the 1996 revenue, approximately 80% was accounted for by two of the Company's four customers.

10. COMMITMENTS AND CONTINGENCIES

    The Company has various operating lease arrangements for equipment and office space. Total rent expense under operating leases amounted to approximately $60,000 and $32,000 in 1997 and 1996, respectively. The office lease expires on April 30, 1998 and future minimum lease payments under non-cancelable operating leases are $68,000. The Company expects the lease to be renewed for one year.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                    Not applicable

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

               Name                  Age           Position(s)
               ----                  ---           -----------
   Michael H. Burney...............   45   Director
   William E. Hollis...............   59   Director, Chairman of the Board, Chief
                                           Executive Officer
   Asa W. Lanum....................   50   DIRECTOR
   L. John Loomis..................   46   Director, President & Chief Operating
                                           Officer
   Lawrence J. Matteson............   58   Director
   Robert A. Olins.................   41   DIRECTOR

     All Directors serve for a term of one year and until their successors are duly elected. All officers serve at the discretion of the Board of Directors.

     DESCRIPTION OF BUSINESS EXPERIENCE.

     MICHAEL H. BURNEY, Director, has been Chairman and CEO of Chronomotion Imaging Applications, Inc. in Santa Monica, California since its founding in 1993. Mr Burney was a Vice President with Packard Bell Electronics, Inc. in West Lake Village, California from 1990 through 1995 and was a consultant for Arthur Young & Company and Ernst & Young from 1987 through 1990. After receiving a Bachelor of Arts from Pomona College in Claremont, California in 1975, Mr. Burney received a Master of Business Administration in 1986 from the University of Southern California at Los Angeles. Mr. Burney is the recipient of two U.S. patents in association with his current company.

     WILLIAM E. HOLLIS, joined the Company in December 1994 as President and Chief Executive Officer. During 1994, prior to joining the Company, Mr. Hollis was a management consultant specializing in assisting small businesses to improve operations. In December 1992 he joined PSC, Inc., a bar code scanner manufacturer, as its Chief Financial Officer, leaving the company in January 1994. From September 1988, to November 1992, he served as Chief Financial Officer and co-founder of MATX, Inc., a spin-off of the Xerox Corporation. Prior to AMTX, Mr. Hollis held various high level financial planning and analysis positions at Xerox for 18 years. Mr. Hollis holds a B.S. degree from Drake University.

     ASA W. LANUM, Director, has served as a Director since February 6, 1998. Mr. Lanum has been a principal of the CTO Group since February 1995. CTO Group is a consulting organization providing strategic marketing, product and technology advise to end users and systems vendors. Previously Mr. Lanum held the position of Senior Vice President, Chief Technology Officer for Open Vision Technologies from 1992 to January 1995.

     L. JOHN LOOMIS joined the Company in February 1997 as Chief Operating Officer. Mr. Loomis supervises design engineering, manufacturing and production. From 1995 to 1997, Mr. Loomis was the Director, Creative and Software Development for Compaq Computer Corporation. He created and managed the Presario Platform Software Engineering group. Prior to Compaq, Mr. Loomis was President and COO for Motion Works Corporation from 1994 to 1995. From 1992 to 1994 Mr. Loomis held the position of Director, Core Technologies and Chief Architect for Open Vision Technologies, Inc. Mr. Loomis earned his undergraduate business degree from the University of Wisconsin and completed the Presidential MBA program at Pepperdine University.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (cont.)

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

     ROBERT A. OLINS, Director, has served as Director since February 20, 1998. Mr. Olins has served as President of Argyle Capital Management Corporation during the past five years Argyle Capital Management Corporation is a private investment advisory company.

ITEM 10. EXECUTIVE COMPENSATION



                             EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid for the years 1995, 1996 and 1997 to the Company's Chief Executive Officer and executive officers who earned in excess of $100,000 in any one year.

                           SUMMARY COMPENSATION TABLE

                                                                  Securities
                                                                  Underlying
       Name and Principal Position          Year      Salary    Options/SARs(#)
       ---------------------------          ----      ------    ---------------
   William E. Hollis                        1997     $121,154       420,000
   Chairman & CEO                           1996      105,081        60,000
                                            1995       82,225        30,000


   L. John Loomis                           1997     $173,077       520,000
   President & COO

   Dean S. Irwin*                           1997     $126,807       160,000
   Vice President of Engineering            1996       93,306        80,000
                                            1995       84,750        20,000

     NOTE: Columnar information required by Item 402(a)(2) has been omitted for categories where there has been no compensation awarded to, earned by or paid to any of the named executives required to be reported in the table during 1995, 1996 or 1997.

     *As of March 21, 1998 Mr. Irwin resigned as an employee and will become a consultant to the Company on technology and patent matters.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants
-------------------------------------------------------------------------------------------------------------------------------
                       (a)                             (b)                   (c)                (d)                   (e)
                                                    Number of            % of Total
                                                    Securities          Options/SARs
                                                    Underlying           Granted to         Exercise or
                      Name                         Options/SARs         Employees in         Base Price            Expiration
                                                    Granted (#)          Fiscal Year           ($/Sh)                 Date
-------------------------------------------------------------------------------------------------------------------------------
 William E. Hollis, Chairman & CEO                   420,000                31.6%               $0.62             Feb. 25, 2007

 L. John Loomis, President & COO                     280,000                20.4%               $0.62             Feb. 25, 2007
                                                     240,000                17.5%               $1.25             June 20, 2008

 Dean S. Irwin, VP Engineering                       160,000                11.7%               $0.62             Feb. 25, 2007

OPTION EXERCISES AND FISCAL YEAR-END VALUES


     The following table sets forth information with respect to options to purchase common stock granted to the Company's named executive officers including: (i) the number of shares of common stock purchased upon exercise of options in the fiscal year ending December 31, 1997; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 1997; and (iv) the value of such unexercised options at December 31, 1997.

Item 10. Executive Compensation (cont.)


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          DECEMBER 31, 1997 OPTION VALUES

                                                                                     Number of         Value of Unexercised In-
                                                                                    Unexercised          the-Money options at
                                                Shares                               Options at              Dec. 31, 1997
                     Name                      Acquired           Valued           Dec. 31, 1997                  ($)
                                             On Exercise         Realized         (#) Exercisable/            Exercisable/
                                                 (#)               ($)             Unexercisable              Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
 William E. Hollis, Chairman & CEO                0                 0                0/420,000                $0/$133,350

 L. John Loomis, President & COO                  0                 0                0/520,000                 $0/$88,900

 Dean S. Irwin, VP Engineering                    0                 0                0/160,000                 $0/$57,150

     COMPENSATION OF DIRECTORS. Non-management directors are paid $500 for each board meeting attended. Directors who are also full-time employees are not paid Directors' fees.

     EMPLOYMENT CONTRACTS. In 1996, the Company entered into a three-year employment agreement with Mr. HOLLIS. The Company entered into a two-year employment agreement with Mr. Loomis in February 1997. Effective September 19, 1997 both employment contracts were extended for two years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                              SECURITY OWNERSHIP OF
                     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 12, 1998 the name and address of each director and executive officer who owns shares of common stock and each other person known by the Company to own beneficially more than 5% of the Company's outstanding shares of common stock and the number of shares owned by all directors and officers of the Company, as a group:


      NAME AND ADDRESS                               AMOUNT AND NATURE OF           PERCENT OF
      BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP            CLASS (1)
      ----------------                               --------------------           ----------
      Raymond L. Bauch ..........................        2,416,939(2)                  22.9%
           14 Office Drive Park, Suite 1
           Palm Coast, FL  32137

      Jalcanto, Ltd. ............................        1,067,500(3)                  10.1%
           c/o Wynchwood Trust Ltd.
           3 Castle St.
           Castletown
           Isle of Man, British Isles

      Sabotini, Ltd. ............................        1,067,500(4)                  10.1%
           c/o Wynchwood Trust Ltd.
           3 Castle St.
           Castletown
           Isle of Man, British Isles

      William E. Hollis ........................            50,375                     .48%
           8-C Commercial Blvd.
           Novato, CA  94949-6125

      Michael H. Burney ........................             0                          *
           424 Ninth Street
           Santa Monica, CA  90402

      Dean S. Irwin ............................            6,000                        *
           8-C Commercial Blvd.
           Novato, CA  94949-6125

      Lawrence J. Matteson .....................              0                          *
           5 Hogan Court
           Pittsford, NY  14534

      L. John Loomis ...........................              0                          *
           8-C Commercial Blvd.
           Novato, CA  94949-6125

      Asa W. Lanum .............................              0                          *
           1775 Bay Laurel Drive
           Menlo Park, CA  94025

      Robert A. Olins (5) ......................              0                          *
           14 East 82nd Street
           New York, NY  10028

      All directors and officers as a group
           (7 persons) .........................            56,375                     .54%

      ___________________________
      *  Represents less than 1%

(1) Based upon a total of 10,523,996 shares outstanding as of March 12, 1998.

(2) Includes 28,169 shares held by the Raymond L. Bauch Foundation over which Mr. Bauch has certain voting and investment power. Mr. Bauch disclaims beneficial ownership of such shares.

(3) Based solely upon information filed on Schedule 13D by the named shareholder, to the Company knowledge, Shaun F. Cairns and Paul A. Bell are the sole directors of the named shareholder. As such, Mr. Cairns and/or Mr. Bell may be deemed to be the beneficial owner(s) of the shares of the Company's common stock held by the named shareholder.

(4) Based solely upon information filed on Schedule 13D by the named shareholder, to the Company's knowledge, Shaun F. Cairns and Paul A. Bell are the sole directors of the named shareholder. As such, Mr. Cairns and/or Mr. Bell may be deemed to be the beneficial owner(s) of the shares of the Company's Common Stock held by the named shareholder.

(5) Excludes shares held by Jalcanto, Ltd. and Sabotini, Ltd., as to which Mr. Olins serves as an investment advisor. Mr. Olins disclaims beneficial ownership of such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as described under Item 5 above, there were no transactions between the Company and other persons during 1997 of the type required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  The following exhibits are filed as part of this Form 10-KSB:

       Exhibit #                    Description
       ---------                  -----------

        3.1(1)      Certificate of Incorporation
        3.2(1)      By-laws
        4.5(8)      Form of Debenture
        4.6(8)      Registration Rights Agreement
       10.1(1)*     1991 Stock Option Plan
       10.2(1)*     Form of Officers and Directors Agreement
       10.3(1)*     Employee Stock Option Plan
       10.4(1)*     Director Stock Option Plan
       10.5(1)      Agreement between Sayett Group, Inc. and InterVision
                      Systems, Inc. dated March 11, 1994
       10.6(2)      Agreement and Plan of Reorganization, dated January 26, 1995
       10.7(2)      Sayett Group, Inc. and WAH-III Technology Subscription and
                      Stock Purchase Agreement, dated November 25, 1992
       10.8(2)      Amendment to Subscription and Stock Purchase Agreement,
                      dated June 29, 1993
       10.9(2)      Second Amendment to Subscription and Stock Purchase
                      Agreement, dated April 27, 1994
       10.10(2)     Stock Purchase Agreement, dated July 19, 1994
       10.11(3)     Share Purchase Agreements dated July 10, 1996 between
                      the Company and each of Jalcanto, Ltd. and Sabotini, Ltd.
       10.12(4)     Agreement and Warrant to Purchase 792,500 Common Shares of
                      SpatiaLight, Inc. as issued to each of Jalcanto, Ltd.
                      and Sabotini, Ltd.
       10.13(5)     Amendment to Share Purchase Agreements dated November 11,
                      1996 with each of Jalcanto, Ltd. and Sabotini, Ltd.
       10.14(6)*    Employment Agreement between the Company and William E.
                      Hollis dated July 1, 1996
       10.15(6)*    Employment Agreement between the Company and Dean S.
                      Irwin dated July 1, 1996

       10.16(6)     Distribution Agreement between SpatiaLight of California
                      and Meadowlark Optics
       10.17(6)*    Employment agreement between the Company and L. John
                      Loomis dated February 17, 1997
       10.18(8)     Form of Securities Purchase Agreement
       10.19*       Revised Employment Agreement between the Company and
                      William E. Hollis dated September 19, 1997
       10.20*       Revised Employment Agreement between the Company and
                      L. John Loomis dated September 19, 1997
       10.21*       Revised Employment Agreement between the Company and
                      Dean S. Irwin dated September 19, 1997
       23.1(6)      Consent of Independent Public Accountants
       27.1         Financial Data Schedule

__________________
*   Designates management contracts and compensatory plans.


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

(7) Incorporated by reference to the corresponding exhibit filed with the Company's Report on Form 10-KSB filed March 31, 1998.

(8) Incorporated by reference to the corresponding exhibit included in the Company's Report on Form 8-K filed January 8, 1998.

     (b) No Form 8-K was filed during the quarter ended December 31, 1997.

                                 SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPATIALIGHT, INC.


Dated: March 31, 1997                By: /s/ William E. Hollis
                                         ----------------------------------
                                          William E. Hollis
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Chief Financial Officer and
                                          Chief Accounting Officer)

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 31, 1998                By: /s/ William E. Hollis
                                         ----------------------------------
                                          William E. Hollis
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Chief Financial Officer and
                                          Chief Accounting Officer)

Dated: March 31, 1998                By: /s/ Lawrence J. Matteson
                                        ----------------------------------
                                          Lawrence J. Matteson
                                          Director


Dated: March 31, 1998                By: /s/ Michael H. Burney
                                        ----------------------------------
                                          Michael H. Burney
                                          Director

Dated: March 31, 1998                By: /s/ L. John Loomis
                                        ----------------------------------
                                          L. John Loomis
                                          President and Chief Operating
                                          Officer
                                          Director

Dated: March 31, 1998                By: /s/ Asa W. Lanum
                                        ----------------------------------
                                          Asa W. Lanum
                                          Director

Dated: March 31, 1998                By: /s/ Robert A. Olins
                                        ----------------------------------
                                          Robert A. Olins
                                          Director