Form 10QSB
period 1998-03-31
SPATIALIGHT INC
filed 1998-05-15
CIK 881468

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For the quarterly period ended March 31, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]    No [X]

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,282,501 shares of common stock as of May 6, 1998.

    Transitional Small Business Disclosure Format (check one):
Yes [  ]    No [X ]

                          SPATIALIGHT, INC. AND SUBSIDIARY

                           Quarterly Report on Form 10-QSB
                         For the Quarter Ended March 31, 1998


                                  Table of Contents

PART I              FINANCIAL INFORMATION



     Item 1.   Condensed Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets dated
               March 31, 1998 and December 31, 1997......................  3

               Consolidated Statements of Operations
               for the Three Months Ended
               March 31, 1998 and 1997...................................  4

               Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 1998
               and 1997..................................................  5

               Notes to Condensed Consolidated Financial Statements......  6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations..........  8

PART II.       OTHER INFORMATION

     Item 2.   CHANGES IN SECURITIES

     Item 6.   (A) Exhibits and Reports on Form 8-K...................... 14


PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

                          SPATIALIGHT, INC. AND SUBSIDIARY
                       Condensed Consolidated Balance Sheets
                                    (Unaudited)


                                                 March 31,    December 31,
                                                   1998          1997
                                                ----------    ------------
ASSETS

Current assets
  Cash and cash equivalents                       $283,075     $415,624
  Accounts receivable                                3,383        3,383
  Inventories                                       15,000       15,000
  Prepaid expenses and other                        26,655       27,253
                                                ----------    ---------
          Total current assets                     328,113      461,260

Property and equipment, net                        216,589      217,984
Other assets                                        34,341       27,701
                                                ----------    ---------
               Total assets                       $579,043     $706,945
                                                ----------    ---------
                                                ----------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $736,819     $796,660
  Short-term notes payable                       1,085,984      932,479
  Accrued expenses and other current               114,957      127,835
                                                ----------   ----------
        Total current liabilities                1,937,760    1,856,974

Non-current liabilities
  Long term capital lease obligations               47,953       53,480
                                                ----------   ----------


               Total liabilities                 1,985,713    1,910,454

Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value:
     20,000,000 shares authorized; issued,
     and outstanding  10,523,916 shares at
     March 31, 1998, and 9,200,751 shares at
     December 31, 1997                              99,039       85,811
Additional paid-in capital                      10,230,329    9,458,035
Accumulated deficit                            (11,736,038) (10,747,355)
                                                ----------   ----------
        Total stockholders' equity              (1,406,670)  (1,203,509)
                                                ----------   ----------
Total liabilities and stockholders'               $579,043     $706,945
                                                ----------   ----------
                                                ----------   ----------


See accompanying notes to condensed consolidated financial statements.

                      SPATIALIGHT, INC. AND SUBSIDIARY
               Condensed Consolidated Statements of Operations
                                (Unaudited)


                                                     March 31,  March 31,
                                                       1998       1997
                                                    ---------- -----------
Revenues
  Contract revenues                                        $0         $0
  Sales                                                     0          0
                                                    ---------  ---------
               Total revenues                               0          0

Cost of sales                                               0          0
                                                    ---------  ---------
          Gross profit                                      0          0

  Selling, general and administrative expenses        463,248    305,168
  Research and development expenses                   506,089    197,374
                                                    ---------  ---------
             Total operating expenses                 969,337    502,542

             Operating loss                          (969,337)  (502,542)

Other income (expense)

  Interest income                                       3,683     10,546
  Other income (expense)                              (23,029)     8,842
                                                    ---------  ---------
             Total other income (expense)             (19,346)    19,388

  Loss from operations before income taxes           (988,683)  (483,154)

Income taxes                                                0      1,911
                                                    ---------  ---------
               Net loss                             ($988,683) ($485,065)
                                                    ---------  ---------
                                                    ---------  ---------
Net loss per share                                      (0.10)     (0.06)
                                                    ---------  ---------
Shares used in computing net loss per share         9,640,554  8,533,191
                                                    ---------  ---------
                                                    ---------  ---------


See accompanying notes to condensed consolidated financial statements.

                        SPATIALIGHT, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                          Three Months Ended
                                                       March 31,     March 31,
                                                         1998           1997
                                                      -----------  -------------
Cash flows from operating activities:

Net loss                                               ($988,683)     ($485,065)
Adjustments to reconcile net loss to net cash
 used by operating activities:

  Depreciation and amortization                           20,380         12,679
  Non cash stock issuance costs                          115,358              0
  Changes in assets and liabilities:
     Accounts receivable                                       0         14,021
     Inventories                                               0        (18,322)
     Prepaid expenses and other current assets               598        (14,339)
     Other assets                                         (6,640)       (51,132)
     Accounts payable                                     65,009        236,540
     Current portion capital lease obligation               (771)             0
     Accrued expenses and other current liabilities       83,206        (65,951)
                                                        --------     ----------
            Net cash used by operating activities       (711,543)      (371,569)

Cash flows from investing activities:
  Capital expenditures                                   (18,985)       (47,340)
                                                        --------     -----------
            Net cash used by investing activities        (18,985)       (47,340)

Cash flows from financing activities:
  Long term capital lease obligation                      (5,527)            --
  Proceeds from short-term notes payable                 603,505        750,000
  Common stock issuance costs                                  0         (9,402)
                                                        --------     ----------
        Net cash provided by financing activities        597,978        740,598

Net (decrease) increase cash and cash equivalents       (132,550)       321,689

Cash at beginning of period                              415,625      1,324,398
                                                        --------     ----------
Cash at end of period                                   $283,075     $1,646,087
                                                        --------     ----------
                                                        --------     ----------


See accompanying notes to condensed consolidated financial statements.

                          SPATIALIGHT, INC. AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements


(1) Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, Inc. ("SpatiaLight" or "the Company"), the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997 respectively. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-KSB, which contains the unaudited financial statements and notes thereto, together with Management's Discussion and Analysis as of and for the years ended December 31, 1997 and 1996.

(2) Going Concern Uncertainty

The Company's operations are severely constrained by its lack of financing and inadequate working capital. The Company continues to experience negative cash flows, and net operating losses. The Company's operations in recent months have been funded by a series of relatively small loans; some secured by substantially all the assets of the Company. Most of these loans have been provided by persons affiliated with major shareholders of the Company or with management. These loan amounts have been adequate for the Company to meet payroll and certain other imperative obligations, but various accounts payable and other obligations are past due. The Company is in default under certain of the loans made to finance its operations, and is negotiating to extend the due dates. The Company continues its efforts to locate sources of financing. There can be no assurance that additional loans or any other financing will be available to the Company. FOR THIS REASON, THERE IS UNCERTAINTY WHETHER THE COMPANY CAN CONTINUE AS A GOING CONCERN.

     The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $988,683 in the first three months of 1998. Additionally, as of March 31, 1998 the Company's accumulated deficit totaled $11,736,038. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations, is dependent upon future events. These events include the obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     In an effort to improve operating performance, the Company has been and will be implementing certain programs and strategies in 1998. These strategies include:

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

(3)  Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company was required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and restated at that time earnings per share (EPS) data for prior periods to conform with SFAS 128.

     SFAS 128 replaces previous EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Because the Company has experienced continuous net losses, basic EPS and Diluted EPS are not significantly different than primary and fully diluted EPS currently reported for the periods.

(4)  Short term note payable

     Short-term notes payable at March 31, 1998 consist of the following:

     A line of credit for $250,000 under a credit agreement with a bank under which the Company can borrow up to an amount equal to the Certificate of Deposit, up to a maximum of $750,000. The purpose of the line of credit is to facilitate working capital. Under the terms of the credit agreement, interest is accrued at the greater of Prime or the certificate of deposit interest rate plus 2 percent. The line of credit expires on June 8, 1998.

     Short-term notes of $735,985, including accrued interest. The borrowings were made to provide working capital, and accrue interest at 10-12% per annum. Of the total, $579,000 is due on May 22, 1998, and the balance was due on February 28, 1998. The Company is in default on the notes and is negotiating to extend the due dates.

     A convertible debenture with a principal amount of $100,000 was issued to a purchaser outside of the United States in conjunction with a private placement. The debenture has a two year term, carries a 3% interest rate and is convertible into the Company's common stock at 120% of the five day average closing bid price for the stock at the issuance date or, if lower, 75% of the five day average closing bid price of the stock at the time the debt is converted. The debenture is recorded in short-term liabilities. Subsequent to March 31, 1998, the debenture was converted to 305,989 shares of common stock.

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

GENERAL

     The Company's operations are severely constrained by its lack of financing and inadequate working capital. The Company continues to experience negative cash flows, and net operating losses. The Company's operations in recent months have been funded by a series of relatively small loans; some secured by substantially all the assets of the Company. Most of these loans have been provided by persons affiliated with major shareholders of the Company or with management. These loan amounts have been adequate for the Company to meet payroll and certain other imperative obligations, but various accounts payable and other obligations are past due. The Company is in default under certain of the loans made to finance its operations, and is negotiating to extend the due dates. The Company continues its efforts to locate sources of financing. There can be no assurance that additional loans or any other financing will be available to the Company. FOR THIS

     REASON, THERE IS UNCERTAINTY WHETHER THE COMPANY CAN CONTINUE AS A GOING CONCERN. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Overview

     SpatiaLight is in the business of designing, producing, and commercializing a miniature, proprietary, high-resolution active matrix liquid crystal display ("AMLCD"). The AMLCD, when mounted on a semiconductor chip, is known as a Spatial Light Modulator ("SLM"). The Company's SLM is designed to be the essential component in both small and large sized, high resolution, electronic display systems which may be produced at lower costs than current or anticipated display systems. The Company has produced prototype SLM's in small volume which have been made available to potential customers who are involved in the development of applications of this technology, including manufacturers of computer monitors, headset displays, optical computing equipment, holographic data storage and other display applications. The Company has made only limited sales of prototype units to date, and there can be no assurance that the Company will ever be able to commercialize its technology.

RESULTS OF OPERATIONS

     SpatiaLight reported no revenue for the three months ended March 31,1998, and 1997 respectively. The Company is continuing to develop its technological capabilities and its production capacity and believes that significant sales of its Spatial Light Modulator product will be required in order for the Company to continue to meet its financial obligations and operating plans. Any lack of significant sales would have a material adverse affect upon the financial condition of the Company, and could cause the Company to cease operations.

     Selling, general and administrative expenses increased $167,379 or 52% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase was due primarily to costs associated with the conversion of debt to equity.

     Research and development expenses increased by $308,715 or 156% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1997. Research and development expenses represent costs incurred, primarily personnel related, for the design and development of new products and the redesign of existing prototype products. The Company believes that the development of new products will be required to allow it to compete effectively and to achieve future revenues. The Company currently has 11 full time employees whose duties include research and development. The Company intends to continue its product enhancement and development programs, focusing on increasing the display size and finalizing field sequential color capabilities and liquid crystal filling manufacturing processes. The Company believes that such enhancements and new products will be required to exploit future markets for large screen monitors, high definition television and head mount displays.

NET LOSS

     As a result of the above factors the Company recorded a net loss of $988,683 or $.10 per share for the three months ended March 31, 1998 and a net loss of $485,065 representing $.06 per share for the three months ended March 31, 1997. While the Company is taking steps to improve its performance, there can be no assurance that the attempts by management at product development will be successful. Any delay in effecting operational performance improvement by the Company or in the further development of the SLM by the Company may have a material adverse impact on the financial condition of the Company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities totaled $711,543 for the three months ended March 31, 1998 as a result of selling, general, and administrative expenses, and research and development expenses incurred during the period.

     As of March 31, 1998 the Company had $283,075 in cash and cash equivalents. Net working capital was ($1,609,647).

     The Company has secured a line of credit for up to a maximum of $750,000 based on the amount in the Certificate of Deposit. As of March 31, 1998 the Company has borrowed $250,000 under the line of credit and no additional borrowing is available. The line of credit accrues interest at the greater of Prime or the Certificate of Deposit interest rate plus 2% and expires in June 1998.

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

     NO ASSURANCES OF SUCCESSFUL MANUFACTURING. The Company has no experience manufacturing SLM devices or display products. The Company's facility is designed principally for research and development and small-scale assembly and inventory storage, and the Company currently engages outside manufacturers to produce its SLM devices. The Company is negotiating with several manufacturers for establishment of full scale integrated manufacturing capacity for its SLM devices and has reached an agreement with one manufacturer for fabrication of silicon wafers. However, no decision has been made by any such manufacturer to establish such a capability and there can be no assurance that any of them will do so. In the event any such manufacturer establishes a full scale integrated manufacturing capability, the Company could become dependent on such manufacturer for the manufacture of SLM devices. The termination or cancellation of the Company's agreement with the manufacturer could adversely affect the Company's ability to manufacture its products. In such event, the Company could be required to establish an alternative manufacturing relationship or establish its own manufacturing capability. There can be no assurance that the Company would be able to establish such a relationship on acceptable terms or develop its own manufacturing capability; in any event the time required to establish such a substitute relationship or capability could substantially delay the commercialization of the Company's SLM devices and display products, which, in turn, could have a substantial adverse impact on the Company's results of operations and financial condition.

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

     DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon its key scientific and management personnel, including its Chief Executive Officer, William Hollis, and its President, L. John Loomis. During 1997 the Company hired several additional technical and scientific staff members to complement and reduce the Company's dependence on any individual employee. As of March 21, 1998, Mr. Dean Irwin, former Vice President of Engineering resigned as an officer and employee and his role with the Company has changed to a consultant technology advisory capacity. The Company's success will always depend on its ability to attract and retain other highly qualified scientific, marketing, manufacturing and other key management personnel. The Company faces competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

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

PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

     During the first quarter of 1998, 364,700 shares of the Company's Common Stock were issued to vendors in consideration for computer software and consultant services rendered. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

              27 Financial Data Schedule

              (b)  Reports on Form 8-k:

     No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Date:  May 14, 1998
                                          ------------------------------


                                     SpatiaLight, Inc.


                                     By:  /s/ William E. Hollis
                                        ---------------------------------
                                        William E. Hollis
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        and Chief Financial Officer