Form 10QSB
period 1998-06-30
SPATIALIGHT INC
filed 1998-08-12
CIK 881468

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended June 30, 1998

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from ________________ to _________________

                       Commission File Number 000-19828

                               SpatiaLight, Inc.
                            ----------------------
       (Exact name of small business issuer as specified in its charter)

             New York                                      16-1363082
          --------------                               -----------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)

                  8-C Commercial Blvd., Novato, CA 94949-6125
       ----------------------------------------------------------------
                   (Address of principal executive offices)

                                (415) 883-1693
                             --------------------
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ] No  [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,282,501 shares of common stock as of August 5, 1998.

     Transitional Small Business Disclosure Format (check one):
Yes  [ ] No  [X]

                       SPATIALIGHT, INC. AND SUBSIDIARY

                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 1998


                               Table of Contents

PART I         FINANCIAL INFORMATION
     Item 1.   Condensed Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets dated
               June 30, 1998 and December 31, 1997 . . . . . . . . . . . . .3

               Consolidated Statements of Operations
               for the Three and Six Months Ended
               June 30, 1998 and December 31, 1997 . . . . . . . . . . . . .4

               Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 1998 and 1997 . . . . . . .5

               Notes to Condensed Consolidated Financial Statements. . . . .6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations. . . . . . .8

PART II        OTHER INFORMATION

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . 12


     Item 6.   (a) Exhibits and Reports on Form 8-K. . . . . . . . . . . . 13

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (unaudited)

                       SPATIALIGHT, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                         June 30,     December 31,
                                                           1998           1997
                                                       ---------------------------
ASSETS

Current assets
   Cash and cash equivalents                              $26,122      $415,624
   Accounts receivable                                      3,383         3,383
   Inventories                                             15,000        15,000
   Prepaid expenses and other                              22,750        27,253
                                                      -----------    ----------
           Total current assets                            67,255       461,260

Property and equipment, net                               195,188       217,984
Other assets                                               37,087        27,701
                                                      -----------    ----------

                          Total assets                   $299,530      $706,945
                                                      -----------    ----------
                                                      -----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $854,004      $796,660
   Short-term notes payable                             1,304,436       932,479
   Accrued expenses and other current liabilities         119,978       127,835
                                                      -----------    ----------
           Total current liabilities                    2,278,418     1,856,974

Non-current liabilities
   Long term capital lease obligations                     40,835        53,480
                                                      -----------    ----------

                          Total liabilities             2,319,253     1,910,454

Commitments and contingencies

Stockholders' equity
   Common stock, $.01 par value:
      20,000,000 shares authorized; issued and
      outstanding 11,282,501 at June 30, 1998
      and 9,201,111 at December 31, 1997                  112,824        92,011
Additional paid-in capital                             10,385,001     9,451,835
Accumulated deficit                                   (12,517,548)  (10,747,355)
                                                      -----------    ----------
Total stockholders' equity                             (2,019,723)   (1,203,509)

Total liabilities and stockholders' equity               $299,530      $706,945
                                                      -----------    ----------
                                                      -----------    ----------

See accompanying notes to condensed consolidated financial statements.

                        SPATIALIGHT, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                      June 30,
                                                          1998           1997           1998           1997
                                                          --------------------          -------------------
Revenues
   Contract revenues
   Sales                                                       $0             $0             $0            $0

          Total revenues

Cost of sales                                                   0              0              0             0
                                                       ----------      ---------     ----------     ---------
          Gross Profit                                          0              0              0             0

   Selling, general and administrative expenses           411,163        646,329        874,412       951,497
   Research and development expenses                      338,002        348,976        844,090       546,350
                                                       ----------      ---------     ----------     ---------
                          Total operating expenses        749,165        995,305      1,718,502     1,497,847

          Operating loss                                 (749,165)      (995,305)    (1,718,502)   (1,497,847)

Other income (expenses)

   Interest income                                          2,640          1,839          6,322        12,384
   Other income (expense)                                 (32,321)           (40)       (55,349)        8,802
                                                       ----------      ---------     ----------     ---------
          Total other income (expenses)                   (29,681)         1,799        (49,027)       21,186
                                                       ----------      ---------     ----------     ---------
   Loss from operations before income taxes              (778,846)      (993,506)    (1,767,529)   (1,476,661)

Income taxes                                                2,665          1,412          2,665         3,322
                                                       ----------      ---------     ----------     ---------
          Net loss                                       (781,511)      (994,918)    (1,770,194)   (1,479,983)
                                                       ----------      ---------     ----------     ---------
                                                       ----------      ---------     ----------     ---------
Net loss per share                                          (0.07)         (0.12)         (0.17)        (0.17)
                                                       ----------      ---------     ----------     ---------
                                                       ----------      ---------     ----------     ---------
Shares used in computing net loss per share            11,085,143      8,537,546     10,389,065     8,535,369
                                                       ----------      ---------     ----------     ---------
                                                       ----------      ---------     ----------     ---------

See accompanying notes to condensed consolidated financial statements.

                        SPATIALIGHT, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                          1998           1997
                                                      ----------     ----------
Cash flows from operating activities:

Net loss                                             ($1,770,193)   ($1,479,983)
Adjustments to reconcile net loss to net cash by
  operating activities:

   Depreciation and amortization                           40,645        22,028
   Non cash stock issuance costs                          183,815             0
   Non cash litigation settlement                               0       300,000
   Non cash compensation                                        0        21,251

   Changes in assets and liabilities:
      Accounts receivable                                       0        36,719
      Inventories                                               0        30,201
      Prepaid expenses and other current assets             4,503       (99,839)
      Other assets                                        (9,386)        (2,391)
      Accounts payable                                    182,194       267,961
      Current portion capital lease obligation              (111)             0
      Accrued expenses and other current liabilities       87,567       (15,045)
                                                       ----------     ----------

           Net cash used by operating activities       (1,280,966)     (919,098)

Cash flows from investing activities:
   Capital expenditures                                  (17,849)      (107,585)
                                                      ----------     ----------
           Net cash used by investing activities         (17,849)      (107,585)

Cash flows from financing activities:
   Long term capital lease obligation                    (12,645)             0
   Pay down of notes payable                            (250,000)             0
   Proceeds from short-term notes payable              1,171,957              0
   Common stock issuance costs                                 0         (9,402)
                                                      ----------     ----------
      Net cash provided by financing activities          909,312         (9,402)

Net decrease cash equivalents                           (389,503)    (1,036,085)

Cash at beginning of period                              415,624      1,324,398
                                                      ----------     ----------
Cash at end of period                                    $26,121       $288,313
                                                      ----------     ----------
                                                      ----------     ----------

See accompanying notes to condensed consolidated financial statements.

                       SPATIALIGHT, INC. AND SUBSIDIARY
             Notes to Condensed Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB but are unaudited and do not include all information and footnotes necessary for conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, Inc., ("SpatiaLight" or the "Company"), the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 1998 and the results of its operations for the three months and six months ended June 30, 1998 and 1997, respectively. The unaudited interim condensed consolidated financial statements should be read in conjunction with Company's 1997 Annual Report on Form 10-KSB, which contains the unaudited financial statements and notes thereto, together with Management's Discussion and Analysis as of and for the years ended December 31, 1997 and 1996.

(2)  Going Concern Uncertainty

     The Company's operations are severely constrained by its lack of financing and inadequate working capital. The Company continues to experience negative cash flows and net operating losses. The Company's operations in recent months have been funded by a series of small loans, the majority of which are secured by substantially all the assets of the Company. Most of these loans have been provided by a company affiliated with a Director of the Company. These loan amounts have been adequate for the Company to meet payroll and certain other imperative obligations, but various accounts payable and other obligations are past due. The Company is in default under certain of the loans made to finance its operations, and is negotiating to extend the due dates. The Company continues its efforts to locate sources of financing. There can be no assurance that additional loans or any other financing will be available to the Company. FOR THIS REASON, THERE IS SIGNIFICANT UNCERTAINTY WHETHER THE COMPANY CAN CONTINUE AS A GOING CONCERN.

     The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $1,770,193 in the first six months of 1998. Additionally, as of June 30, 1998 the Company's accumulated deficit totaled $12,517,548. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations, is dependent upon future events. These events include obtaining adequate financing to fulfill its development activities, successful commercialization and distribution of its displays, and achieving a level of sales adequate to support the Company's cost structure. The matters discussed above, among others, indicate that it is likely that the Company will be unable to continue as a going concern after a reasonable period of time.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Effective July 1, 1998, the Company's Chairman and Chief Executive Officer announced his retirement from the Company and resignation from its Board of Directors. In addition, effective June 24, 1998, the Company's President and Chief Operating Officer is no longer employed by the Company. In response to this change in management, the Company has formed an Executive Committee, consisting of three Board members, to assist in the day to day operation of the Company. (see Dependence on Key Personnel)

     In an effort to improve operating performance, the Company has been and will be implementing certain programs and strategies in 1998. These strategies include:

          -    Raising of additional capital.
          -    Outsourcing of all manufacturing activities.
          - Developing strategic arrangements with potential customers to share development costs and/or licensing of the Company's technology.
          - Construction of engineering models to demonstrate proof of technology for OEMs.

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

(4)  Short term notes payable

     Short term notes payable at June 30, 1998 consist of the following:

     Short term notes of $1,304,436, including accrued interest. The borrowings were made to provide working capital, and accrue interest at a 10-12% per annum. Of the total,

     $1,143,880 is due on September 19, 1998, and the balance was due on February 28, 1998. The Company is in default on the notes due in February 1998 and is negotiating to extend the dates.

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

GENERAL

     The Company's operations are severely constrained by its lack of financing and inadequate working capital. The Company continues to experience negative cash flows and net operating losses. The Company's operations in recent months have been funded by a series of small loans, the majority of which are secured by substantially all the assets of the Company. Most of these loans have been provided by a company affiliated with a Director of the Company. These loan amounts have been adequate for the Company to meet payroll and certain other imperative obligations, but various accounts payable and other obligations are past due. The Company is in default under certain of the loans made to finance its operations, and is negotiating to extend the due dates. The Company continues its efforts to locate sources of financing. There can be no assurance that additional loans or any other financing will be available to the Company. FOR THIS REASON, THERE IS SIGNIFICANT UNCERTAINTY WHETHER THE COMPANY CAN CONTINUE AS A GOING CONCERN. See Note 2 of Notes to Condensed Consolidated Financial Statements.

OVERVIEW

     SpatiaLight is developing and commercializing a miniature, proprietary, high-resolution active matrix liquid crystal display ("AMLCD") which is also known as a Spatial Light Modulator ("SLM"). The Company's SLM is designed to be the essential component in high-resolution, electronic projected display systems which may be produced at lower costs than current or anticipated projection systems. The Company has produced prototype SLM's in small volume which have been made available to potential customers. Potential applications of this technology include projection computer monitors and televisions, head mounted displays, optical computing, holographic data storage and other display applications. The Company has made only limited sales of prototype units to date, and there can be no assurance that the Company will ever be able to commercialize its technology.

RESULTS OF OPERATIONS

     SpatiaLight reported no revenue for the six months ended June 30, 1998 or for the six months ended June 30, 1997. The Company is continuing to develop its technological capabilities and believes that significant sales of its Spatial Light Modulator product will be required in order for the Company to continue to meet its financial obligations and operating plans. Any lack of significant sales would have a material adverse affect upon the financial condition of the Company, and could cause the Company to cease operations.

     Selling, general and administrative expenses decreased $77,085 or 8% for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease was due to a reduction in spending as a result of limited cash flow.

     Research and development expenses increased by $297,740 or 55% for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and decreased $10,974 or 3% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Research and development expenses represent costs incurred, primarily personnel related, for the design and development of new products and the redesign of existing prototype products. The Company believes that the development of new products will be required to allow it to compete effectively and to achieve future revenues. The Company currently has 10 full time employees whose duties include research and development. The Company intends to continue its development programs, focusing on increasing the display size, capabilities and final manufacturing processes. The Company believes that such developments will be required to exploit future markets for large screen projection monitors, high definition televisions and head mounted displays.

NET LOSS

     As a result of the above factors the Company recorded a net loss of $1,770,194 or $.12 per share for the six months ended June 30, 1998 and a net loss of $781,511 or $.07 per share for three months ended June 30, 1998. While the Company is taking steps to improve its performance, there can be no assurance that the attempts by management at product development will be successful. Any delay in effecting operational performance improvement by the Company or in the further development of the SLM by the Company may have a material adverse impact on the financial condition of the Company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities totaled $1,280,966 for the six months ended June 30, 1998 as a result of selling, general, and administrative expenses and research and development expenses incurred during the period.

     As of June 30, 1998 the Company had $26,122 in cash and cash equivalents. Net working capital was ($1,357,159).

     The Company is experiencing negative cash flow from operations resulting in the need to fund ongoing operations from financing activities. The future existence and profitability of the Company is dependent upon its ability to obtain additional funds to finance and expand operations in an effort to achieve profitability from operations. No assurance can be given that the Company's business will ultimately generate sufficient revenue to fund the Company's operations on a continuing basis. The matters discussed above, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.


BUSINESS RISKS

     Most of the Company's revenue to date has been derived from research and development contracts and limited sales of its SLM devices. Although the Company has demonstrated SLM devices based on its core technology, the Company has not yet produced any prototype SLM products with quality and resolution sufficient to satisfy commercial end-use applications. Further development and testing will be necessary before the Company's proposed displays will be available for commercial end-use applications. Delays in development may result in the Company's introduction of its displays later than anticipated, which may have an adverse effect on both the Company's financial and competitive position. Moreover, there can be no assurance that the Company will ever be successful in developing or manufacturing a commercially viable SLM devices or any of its displays at commercially acceptable cost levels or on a timely basis.

     LACK OF SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company currently employs no full time sales or marketing specialists. The Company intends to form alliances with corporate partners for the marketing and distribution of certain of its anticipated displays. There can be no assurance that the Company will be successful in forming and maintaining such alliances or that the Company's partners will devote adequate resources to successfully market and distribute these anticipated products. There can be no assurance that the Company will be able to attract and retain qualified marketing and sales personnel, that the Company will be able to enter into satisfactory agreements with marketing partners or that the Company or its marketing partners will be successful in gaining market acceptance for its anticipated products.

     NO ASSURANCES OF SUCCESSFUL MANUFACTURING. The Company has no experience manufacturing SLM devices or displays. The Company's facility is designed principally for research and development, small-scale assembly and inventory storage, and the Company currently anticipates engaging outside manufacturers to produce its products utilizing its SLM devices in volume. The Company is negotiating with manufacturers to establish full scale integrated manufacturing capacity for its SLM devices and has reached an agreement with one manufacturer for production of silicon wafers.
     However, no decision has been made by any such manufacturer to establish volume capability and there can be no assurance that any of them will do so. In the event any such manufacturer establishes a volume full scale integrated manufacturing capability, the Company could become dependent on such manufacturer for the manufacture of SLM devices. The termination or cancellation of the Company's agreement with the manufacturer could adversely affect the Company's ability to sell its displays. In such event, the Company could be required to establish an alternative manufacturing relationship or establish its own manufacturing capability. There can be no assurance that the Company would be able to establish such a relationship on acceptable terms or develop its own manufacturing capability; in any event the time required to establish such a substitute relationship or capability could substantially delay the commercialization of the Company's displays, which, in turn, could have substantial adverse impact on the Company's results of operations and financial condition.

     PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technologies. Although the Company has been awarded patents in the United States, there can be no assurance as to the degree of protection offered by these patents or as to the likelihood that pending patents will be issued. Furthermore, the Company has not yet obtained any foreign patents. There can be no assurance that competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products or intentionally infringe the Company's patents. The defense and prosecution of patent suits is both costly and time consuming, even if the outcome is favorable to the Company. This is particularly true in foreign countries. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products. The Company also relies on proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees and technology consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know how or other proprietary information. To date, the Company has no experience in enforcing its confidentiality agreements.

     RAPID TECHNOLOGICAL CHANGE; COMPETITION. The electronic imaging display industry has undergone rapid and significant technological change. The Company expects the technology to continue to develop rapidly, and the Company's success will depend significantly on its ability to maintain a competitive position. Rapid technological development may result in actual and proposed products or processes becoming obsolete before the Company recoups a signification portion of related research development, acquisition and commercialization costs. If the Company is successful in the development of a commercially viable SLM device, the Company's ability to compete will depend in part upon the consistency of display quality and delivery, as well as pricing, technical capability and servicing, in addition to factors within and outside its control, including the success and timing of product introductions by the Company and its partners, product performance and price, product distribution and customer support. There can be no assurance that the Company will succeed in developing technologies and products that are equally or more effective than any which are being developed by the Company's competitors. There can be no assurance that competitive processes will not render the Company's technology, obsolete and non competitive. In addition, numerous competitors have substantially greater financial, technical and other resources than the Company. The Company may face an aggressive, well financed competitive campaign that may include misappropriation of the Company's intellectual property or predatory pricing.

     DEPENDENCE ON KEY PERSONNEL. Effective July 1, 1998, the Company's Chairman and Chief Executive Officer William Hollis announced his retirement from the Company and resignation from its Board of Directors. In addition, effective June 23, 1998, the Company's President and Chief Operating Officer, L. John Loomis is no longer employed by the Company. Further, on March 20, 1998 Dean Irwin, the Company's Vice President of Engineering resigned from his position with the Company.

     The Company has formed an Executive Committee, consisting of three Board members, Robert A. Olins, Lawrence J. Matteson, and Michael H. Burney to assist in the day to day operation of the Company. The Executive Committee immediately appointed Michael H. Burney as the interim Chief Executive Officer, Treasurer and Secretary. The Executive Committee also appointed Fred R. Hammett as the Company's interim President.

     The Company is utilizing the services of outside consultants in key technological areas. The Company's continued success will depend on its ability to attract and retain highly qualified scientific, marketing, manufacturing and other key management personnel. The Company faces competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

     DEPENDENCE ON THIRD PARTIES TO DEVELOP PRODUCTS INCORPORATING SLM. The Company intends to develop its SLM devices to be a component for incorporation into finished products which will be developed, manufactured and marketed by third parties. The Company does not plan, nor does it have the financial resources, to develop or market any such end products itself. Therefore, the Company will be completely dependent upon independent third parties for the development, manufacturing and marketing of such products. No such products exist today, and the Company does not have any commitments from any third party for such development, manufacturing or marketing. There can be no assurance that any third party will develop or market a product incorporating the Company's SLM's.

PART II.  OTHER INFORMATION

Item 2. During the second quarter of 1998 the Company entered into arrangements with accredited individual investors which may require the issuance of warrants to purchase up to 162,000 shares of Common Stock at exercise prices ranging from $0.50 to $0.85, and which expire no later than June 30, 2001 in consideration of the delay of enforcement of default conditions for certain loans to the Company. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

     During the second quarter of 1998, the Company issued a series of convertible notes in the aggregate principal amount of $1,113,000 to a company affiliated with a Director of the Company. These notes are convertible into Common Shares at a conversion price of $0.50 per Common Share. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

               27 Financial Data Schedule

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the six months ended June 30, 1998.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Date: August 12, 1998

                                   SpatiaLight, Inc.

                                   By: /s/ Michael H. Burney
                                       -----------------------------------
                                           Michael H. Burney
                                           Chief Executive Officer
                                           (Principal Executive, Financial
                                             And Accounting Officer)