Form 10QSB
period 1998-09-30
SPATIALIGHT INC
filed 1998-11-16
CIK 881468

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

          For the quarterly period ended September 30, 1998

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from _________________  to  ______________

                          Commission File Number 000-19828
                                                 ---------


                                 SPATIALIGHT, INC.
                                 ----------------
         (Exact name of small business issuer as specified in its charter)



            NEW YORK                                      16-1363082
            --------                                      ----------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  Incorporation or organization)


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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,282,501 shares of common stock as of October 23, 1998.

     Transitional Small Business Disclosure Format (check one):
Yes [  ]     No [X]

                          SPATIALIGHT, INC. AND SUBSIDIARIES

                          Quarterly Report on Form 10-QSB
                      For the Quarter Ended September 30, 1998


Table of Contents

PART I              FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements (unaudited)

                    Consolidated Balance Sheets dated
                    September 30, 1998 and December 31, 1997 . . . . . . . .3

                    Consolidated Statements of Operations
                    for the Three and Nine Months Ended
                    September 30, 1998 and 1997. . . . . . . . . . . . . . .4

                    Consolidated Statements of Cash Flows
                    for the Nine Months Ended September 30, 1998 & 1997. . .5

                    Notes to Condensed Consolidated Financial Statements . .6

     Item 2.        Management's Discussion and Analysis
                    of Financial Condition and Results of Operations . . . .8

PART II             OTHER INFORMATION

     Item 2.        Changes in Securities. . . . . . . . . . . . . . . . . 13

     Item 6.        (a) Exhibits and Reports on Form 8-K . . . . . . . . . 13

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (Unaudited)

                          SPATIALIGHT, INC. AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                                     (Unaudited)


                                                                         September 30,                  December 31,
                                                                              1998                          1997
                                                                         -------------                  ------------
ASSETS
Current assets
   Cash and cash equivalents                                               $155,079                      $415,624
   Accounts receivable                                                            0                         3,383
   Inventories                                                               15,000                        15,000
   Prepaid expenses and other                                                20,250                        27,253
                                                                       ------------                   -----------
                                    Total current assets                    190,329                       461,260

Property and equipment, net                                                 197,448                       217,984
Other assets                                                                 22,832                        27,701
                                                                       ------------                   -----------
                                            Total assets                   $410,609                      $706,945
                                                                       ------------                   -----------
                                                                       ------------                   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                        $598,791                      $796,660
   Short term notes payable                                               2,286,786                       932,479
   Accrued expenses and other current liabilities                            29,735                       127,835
                                                                       ------------                   -----------
                               Total current liabilities                  2,915,312                     1,856,974

Non-current liabilities
   Long term capital lease obligations                                       32,905                        53,480
                                                                       ------------                   -----------
                                       Total liabilities                  2,948,217                     1,910,454

Commitments and contingencies

Stockholders' equity
   Common stock, $.01 par value:
      20,000,000 shares authorized; issued and
      outstanding 11,282,501 at September 30, 1998
      and 9,201,111 at December 31, 1997                                    112,824                        92,011
Additional paid-in capital                                               10,385,001                     9,451,835
Accumulated deficit                                                     (13,035,433)                  (10,747,355)
                                                                       ------------                   -----------
                              Total stockholders' equity                 (2,537,608)                   (1,203,509)

Total liabilities and stockholders' equity                                 $410,609                      $706,945
                                                                       ------------                   -----------
                                                                       ------------                   -----------

See accompanying notes to condensed consolidated financial statements

                          SPATIALIGHT, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                                     (Unaudited)


                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
                                                                1998               1997                1998                1997
                                                           -------------       ------------        ------------        ----------

Revenues
   Contract revenues                                                   $0           $325,000                  $0           $325,000
   Sales                                                                0                  0                   0                  0
                                                            -------------       ------------        ------------        -----------

          Total revenues                                                0            325,000                   0            325,000

Cost of sales                                                           0                  0                   0                  0
                                                            -------------       ------------        ------------        -----------
          Gross profit                                                  0            325,000                   0            325,000

   Selling, general and administrative expenses                   214,915            257,619           1,089,328          1,209,116
   Research and development expenses                              261,094            364,525           1,105,184            910,875
                                                            -------------       ------------        ------------        -----------
                            Total operating expenses              476,009            622,144           2,194,512          2,119,991
          Operating loss                                         (476,009)          (297,144)         (2,194,512)        (1,794,991)

Other income (expenses)

   Interest income                                                    352                121               6,674             12,505
   Other income (expense)                                         (42,227)            (5,883)            (98,640)             2,920
                                                            -------------       ------------        ------------        -----------
          Total other income (expenses)                           (41,875)            (5,762)            (91,966)            15,425
                                                            -------------       ------------        ------------        -----------

   Loss from operations before income taxes                      (517,884)          (302,906)         (2,286,478)        (1,779,566)

Income taxes                                                            0               (463)              1,600              2,860
                                                            -------------       ------------        ------------        -----------

          Net loss                                               (517,884)          (302,443)         (2,288,078)        (1,782,426)
                                                            -------------       ------------        ------------        -----------
                                                            -------------       ------------        ------------        -----------

Net loss per share                                                  (0.05)             (0.04)              (0.21)             (0.21)
                                                            -------------       ------------        ------------        -----------
                                                            -------------       ------------        ------------        -----------

Shares used in computing net loss per share                    11,282,501          8,547,191          10,686,900          8,539,310
                                                            -------------       ------------        ------------        -----------
                                                            -------------       ------------        ------------        -----------


See accompanying notes to condensed consolidated financial statements

                          SPATIALIGHT, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flow
                                     (Unaudited)


                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                    1998                            1997
                                                                                ------------                     -----------
Cash flows from operating activities:

Net loss                                                                        ($2,288,078)                    ($1,782,426)
Adjustments to reconcile net loss to net cash
   used by operating activities:

   Depreciation and amortization                                                     59,972                          46,697
   Non cash stock issuance costs                                                    183,815                               0
   Non cash litigation settlement                                                         0                         300,000
   Non cash compensation                                                                  0                          21,251

   Changes in assets and liabilities:
      Accounts receivable                                                             3,383                         (61,979)
      Inventories                                                                         0                          60,401
      Prepaid expenses and other current assets                                       7,003                        (105,753)
      Other assets                                                                    4,869                         (10,063)
      Accounts payable                                                              (73,019)                        397,198
      Current portion capital lease obligation                                         (110)                              0
      Accrued expenses and other current liabilities                                 (4,000)                         (8,218)
                                                                             ---------------                ---------------
                           Net cash used by operating activities                 (2,106,165)                     (1,142,892)

Cash flows from investing activities:
   Capital expenditures                                                             (39,436)                       (128,323)
                                                                             ---------------                ---------------
                           Net cash used by investing activities                    (39,436)                       (128,323)

Cash flows from financing activities:

   Long term capital lease obligation                                               (19,251)                              0
   Draw on bank line of credit                                                            0                         250,000
   Paydown of notes payable                                                        (250,000)                              0
   Proceeds from short-term notes payable                                         2,154,307                          50,000
   Common stock issuance costs                                                            0                          (9,402)
                                                                             ---------------                ---------------
                       Net cash provided by financing activities                  1,885,056                         290,598

Net decrease cash equivalents                                                      (260,545)                       (980,617)

Cash at beginning of period                                                         415,624                       1,324,398
                                                                             ---------------                ---------------
Cash at end of period                                                              $155,079                        $343,781
                                                                             ---------------                ---------------
                                                                             ---------------                ---------------

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, Inc. ("SpatiaLight" or "the Company"), the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 1998 and the results of its operations for the three months and nine months ended September 30, 1998 and 1997. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A, which contains the unaudited financial statements and notes thereto, together with Management's Discussion and Analysis, for the years ended December 31, 1997 and 1996.

(2)  Going Concern Uncertainty

     The Company's operations are severely constrained by its lack of financing and inadequate working capital. The Company continues to experience negative cash flows and net operating losses. The Company's operations in recent months have been funded by a series of loans, the majority of which are secured by substantially all the assets of the Company. Some of these loans have been provided by a company affiliated with a Director of the Company. These loan amounts have been adequate for the Company to meet payroll and certain other imperative obligations, but various accounts payable and other obligations are past due. The Company continues its efforts to locate sources of financing. There can be no assurance that additional loans, or any other financing, will be available to the Company. FOR THIS REASON, THERE IS SIGNIFICANT UNCERTAINTY WHETHER THE COMPANY CAN CONTINUE AS A GOING CONCERN.

     The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $2,288,078 in the nine months of 1998.
     Additionally, as of September 30, 1998 the Company's accumulated deficit totaled $13,035,433. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations, is dependent upon future events. These events include obtaining adequate financing to fulfill its development activities, successful commercialization and distribution of its displays, and achieving a level of sales adequate to support the Company's cost structure. The matters discussed above, among others, indicate that it is likely that the Company will be unable to continue as a going concern after a reasonable period of time.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Effective July 1, 1998, the Company's Chairman and Chief Executive Officer announced his retirement from the Company and resignation from its Board of Directors. In addition, effective June 24, 1998, L. John Loomis, the Company's President and Chief Operating Officer, is no longer employed by the Company and, effective July 31, 1998, resigned from the Board of Directors. In response to this change in management, the Company has formed an Executive Committee, consisting of three Board members, to assist in the day to day operation of the Company. (See Dependence on Key Personnel)

     In an effort to improve operating performance, the Company has been and will be implementing certain programs and strategies in 1998 and 1999. These strategies include:

     -    Raising of additional capital
     - Construction of engineering models to demonstrate proof of technology for OEM's
     - Outsourcing of all manufacturing activities, which will be monitored by the Company's staff
     - Developing strategic arrangements with potential customers to share development costs and/or licensing of the Company's technology.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain its operations.

(3)  Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" (SFAS 128). The Company was required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and has not restated earnings per share (EPS) data for prior periods to conform with SFAS 128. The Company will restate earnings per share for 1997 in 1998 audited financials.

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

(4)  Short term notes payable

     Short term notes payable at September 30, 1998 consist of the following:

Short term notes of $164,389 including accrued interest. The borrowings were made to provide working capital, and accrue interest at a 10% per annum. Notes totaling $110,112 were due on September 1, 1998. The Company is in default on the notes due in September 1998 and is negotiating to extend the dates. A note in the amount of $54,278 has been extended indefinitely in exchange for warrants to buy shares of the Company's common stock.

Convertible secured notes of $2,122,397 including accrued interest. The notes accrue interest at 6% per annum and are convertible at $.50 and $.75 per share. The notes mature December 31, 1998 or December 31, 1999, if the Company exercises its option to extend the maturity date. The notes are secured by substantially all the assets of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties. Action results, events or performance may differ materially from those anticipated in these forward-looking statements as result of a variety of factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

     The Company's operations are severely constrained by its lack of financing and inadequate working capital. The Company continues to experience negative cash flows and net operating losses. The Company's operations in recent months have been funded by a series of loans, the majority of which are secured by substantially all the assets of the Company. Some of these loans have been provided by a company affiliated with a Director of the Company. These loan amounts have been adequate for the Company to meet payroll and certain other imperative obligations, but various accounts payable and other obligations are past due. The Company is in default under certain of the loans made to finance its operations, and is negotiating to extend the due dates. The Company continues its efforts to locate sources of financing. There can be no assurance that additional loans or any other financing will be available to the Company. FOR THIS REASON, THERE IS SIGNIFICANT UNCERTAINTY WHETHER THE COMPANY CAN CONTINUE AS A GOING CONCERN. See Note 2 of Notes to Condensed Consolidated Financial Statements.

OVERVIEW

     SpatiaLight is developing and commercializing a miniature, proprietary, high-resolution active matrix liquid crystal display ("AMLCD") which is also known as a Spatial Light Modulator ("SLM"). The Company's SLM is designed to be the essential component in high-resolution, projected display systems which may be produced at lower costs than current or anticipated projection systems. The Company has produced prototype SLM's in small volume, which have been made available to potential customers. Potential applications of this technology include projection computer monitors and televisions; head mounted displays, optical computing, holographic data storage and other display applications. The Company has made only limited sales of prototype units to date, and there can be no assurance that the Company will ever be able to commercialize its technology.

RESULTS OF OPERATIONS

     SpatiaLight reported no revenue for the nine months ended September 30, 1998. The Company is continuing to develop its technological capabilities and believes that significant sales of its Spatial Light Modulator product will be required in order for the Company to continue to meet its financial obligations and operating plans. Any lack of significant sales would have a material adverse affect upon the financial condition of the Company, and could cause the Company to cease operations.

     Selling, general and administrative expenses decreased by $119,788 or 10% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease was due to a reduction in spending as a result of limited cash flow.

     Research and development expenses increased by $194,309 or 21% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, and by $103,431 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Research and development expenses represent costs incurred, primarily personnel related, for the design and development of new products. The Company believes that the development of new products will be required to allow it to compete effectively and to achieve future revenues. The Company currently has 11 full time employees whose duties include research and development. The Company intends to continue its development programs, focusing on increasing the display size, capabilities and final manufacturing processes. The Company believes that such developments will be required to exploit future markets for large screen projection monitors, high definition televisions and head-mounted displays.

NET LOSS

     As a result of the above factors the Company recorded a net loss of $2,288,078 or $.21 per share for the nine months ended September 30, 1998 and a net loss of $517,884 or $.05 per share for three months ended September 30, 1998. While the Company is taking steps to improve its performance, there can be no assurance that the attempts by management at product development will be successful. Any delay in effecting operational performance improvement by the Company or in the further development of the SLM by the Company may have a material adverse impact on the financial condition of the Company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities totaled $2,106,165 for the nine months ended September 30, 1998 as a result of selling, general, and administrative expenses and research and development expenses incurred during the period.

     As of September 30, 1998 the Company had $155,079 in cash and cash equivalents. Net working capital was ($2,724,983).

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

BUSINESS RISKS

     Most of the Company's revenue to date has been derived from research and development contracts and limited sales of its SLM devices. Although the Company has demonstrated SLM devices based on it core technology, the Company has not yet produced any prototype SLM products with quality and resolution sufficient to satisfy commercial end-use applications. Further development and testing will be necessary before the Company's proposed displays would be available for commercial end-use applications. Delays in development may result in the Company's introduction of its displays later than anticipated, which may have an adverse effect on both the Company's financial and competitive position. Moreover, there can be no assurance that the Company will ever be successful in developing or manufacturing commercially viable SLM devices or any of its displays at commercially acceptable cost levels or on a timely basis.

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

     NO ASSURANCES OF SUCCESSFUL MANUFACTURING. The Company has no experience manufacturing SLM devices. The Company's facility is designed principally for research and development, small-scale assembly and inventory storage, and the Company currently anticipates engaging outside manufacturers to produce its products utilizing its SLM devices in volume. The Company is negotiating with manufacturers to establish full scale integrated manufacturing capacity for its SLM devices and there can be no assurance that any of them will do so. In the event any such manufacturer establishes a volume full scale integrated manufacturing capability, the Company could become dependent on such manufacturer for the manufacture of SLM devices. The termination or cancellation of the Company's agreement with the manufacturer could adversely affect the Company's ability to sell its displays. In such event, the Company could be required to establish an alternative manufacturing relationship or establish its own manufacturing capability. There can be no assurance that the Company would be able to establish such a relationship on acceptable terms or develop its own manufacturing capability; in any event the time required to establish such a substitute relationship or capability could substantially delay the commercialization of the Company's displays, which, in turn, could have substantial adverse impact on the Company's results of operations and financial condition.

     PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technologies. Although the Company has been awarded patents in the United States, there can be no assurance as the degree of protection offered by these patents or as to the likelihood that pending patents will be issued. Furthermore, the Company has not yet obtained any foreign patents. There can be no assurance that competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products or intentionally infringe the Company's patents. The defense and prosecution of patent suits is both costly and time consuming, even if the outcome is favorable to the Company. This is particularly true in foreign countries. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products. The Company also relies on proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees and technology consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know how or other proprietary information. To date, the Company has no experience in enforcing its confidentiality agreements.

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

     DEPENDENCE ON KEY PERSONNEL. Effective July 1, 1998, the Company's Chairman and Chief Executive Officer William Hollis announced his retirement from the Company and resignation from its Board of Directors. In addition, effective June 24, 1998, L. John Loomis, the Company's President and Chief Operating Officer, is no longer employed by the Company and, effective July 31, 1998, Mr. Loomis resigned from the Board of Directors.

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

     The Company is utilizing the services of outside consultants in key technologic areas. The Company's continued success will depend on its ability to attract and retain highly qualified scientific, marketing, manufacturing and other key management personnel. The Company faces competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

     DEPENDENCE ON THIRD PARTIES TO DEVELOP PRODUCTS INCORPORATING SLM.
     The Company intends to develop its SLM devices to be a component for incorporation into finished products, which will be developed, manufactured and marketed by third parties. The Company does not plan, nor does it have the financial resources, to develop or market any such end products itself. Therefore, the Company will be completely dependent upon independent third parties for the development, manufacturing and marketing of such products. No such products exist today, and the Company does not have any commitments from any third party for such development, manufacturing or marketing. There can be no assurance that any third party will develop or market a product incorporating the Company's SLM's.

     YEAR 2000 COMPLIANCE. As is true for most companies, the Year 2000 computer issue creates a risk for SpatiaLight. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for SpatiaLight exists in two areas: systems used by the Company to run its business and systems used by the Company's suppliers. The Company is currently evaluating its exposure in both of these areas. The Company is not aware of any potential problems that could exist with its potential products.

     SpatiaLight in the process of conducting a comprehensive inventory and evaluation of its systems, equipment and facilities. SpatiaLight has a project scheduled to replace or upgrade systems and equipment that are known to be Year 2000 non-compliant. The Company has not identified alternative remediation plans in the unlikely case that upgrade or replacement is not feasible. The Company will consider the need for such remediation plans as it continues to assess the Year 2000 risk. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to the Company's operating results. The Company expects to conclude its estimates of cost by the end of the calendar year. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

     SpatiaLight is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, SpatiaLight will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies.
     However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

     The Company believes its potential products are Year 2000 compliant as none contain firmware or software with date information.


PART II.  OTHER INFORMATION

ITEM 2. During the third quarter of 1998 the Company issued warrants to purchase 8000 shares of the Company's common stock at an exercise price of $.832. These warrants expire November 26, 2000 and were issued in consideration of the delay of enforcement of default conditions for certain loans to the Company. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

     During the third quarter of 1998, the Company issued warrants (Series A), to purchase 120,000 shares of the Company's common stock at an exercise price of $1.50 per share. These warrants expire August 31, 2000 and were issued in consideration for placement of convertible secured notes. Upon the exercise of the Series A warrants, an additional 120,000 warrants (Series B), exercisable at $2.00 per share, will be issued and will expire August 31, 2001. Upon the exercise of the Series B warrants, an additional 120,000 warrants (Series C) will be issued at an exercise price of $2.50 per share expiring August 31, 2002. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

     During the third quarter of 1998, the Company issued convertible notes in the aggregate principal amount of $75,000 to a company affiliated with a Director of the Company. These notes are convertible into Common Shares at a conversion price of $0.50 per Common Share. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          27 Financial Data Schedule

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the nine months ended September 30, 1998.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Date:____________________________


                                          SpatiaLight, Inc.

                                          By:______________________________
                                                Michael H. Burney
                                                Chief Executive Officer
                                                (Principal Executive, Financial
                                                And Accounting Officer)