Form 10KSB40
period 1998-12-31
SPATIALIGHT INC
filed 1999-03-31
CIK 881468

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB

[X] Annual report under Section 13 of 14(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

[ ]      Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to

                        Commission File Number: 000-19828
--------------------------------------------------------------------------------
                                SPATIALIGHT, INC.
                 (Name of Small Business Issuer in its Charter)

                  NEW YORK                                   16-1363082
         (State or other jurisdiction                    (I.R.S. Employer
         of incorporation or organization)             Identification No.)

               8-C Commercial Blvd., Novato, California 94949-6125
               ---------------------------------------------------
                        (Address of principal executive
                                    offices)

                                 (415) 883-1693
                                 --------------
                           (Issuer's telephone number)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the year ended December 31, 1998 aggregated $29,750

     The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $2.1875 per share closing sale price of the Common Stock on March 10, 1999 as reported on the OTC Bulletin Board, was approximately $16,327,399. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 10, 1999, Registrant had 11,555,554 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):
                  Yes      [  ]             No       [X]

                                SPATIALIGHT, INC.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                          Page
                                                 PART  I


         ITEM 1            Description of Business...........................................................3

         ITEM 2            Description of Property...........................................................6

         ITEM 3            Legal Proceedings.................................................................6

         ITEM 4            Submission of Matters to a Vote
                           Of Security Holders...............................................................7

                                                 PART II

         ITEM 5            Market for Common Equity and Related
                           Stockholder Matters...............................................................7

         ITEM 6            Management's Discussion and Analysis
                           Or Plan of Operation..............................................................8

         ITEM 7            Financial Statements..............................................................12

         ITEM 8            Changes in and Disagreements with Accountants
                           On Accounting and Financial Disclosure............................................24

                                                 PART III

         ITEM 9            Directors, Executive Officers, Promoters and Control
                           Persons; Compliance with Section 16(a) of the Exchange Act........................24

         ITEM 10           Executive Compensation............................................................25

         ITEM 11           Security Ownership of Certain Beneficial Owners and Management....................27

         ITEM 12           Certain Relationships and Related Transactions....................................28

         ITEM 13           Exhibits and Reports on Form 8-K..................................................28

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBOR PROVISIONS CREATED BY THAT STATUTE. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "FUTURE", "INTERESTS," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED HEREIN, AND IN PARTICULAR, THOSE CONTAINED IN "ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" UNDER THE CAPTION "BUSINESS RISKS AND UNCERTAINTIES," THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE NEEDED TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         SpatiaLight, Inc. and Subsidiary ("SpatiaLight" or the "Company) is in the business of designing and commercializing miniature, high-resolution active matrix liquid crystal displays mounted directly on silicon chips. These displays are also known as and commonly referred to as Liquid Crystal Displays ("LCD"), Active Matrix Liquid Crystal Displays ("AMLCD"), Liquid Crystal on Silicon ("LCOS"), and Spatial Light Modulators ("SLM"). These displays are designed in a manner that can potentially provide high-resolution images suitable for computer, video and other applications while utilizing the existing manufacturing processes of typical silicon and liquid crystal displays to obtain economies of scale and thereby reduce costs. To date, the Company has only sold sample quantities of its displays to customers who are evaluating the displays for use in their products.

         The Company has identified a number of potential applications and markets for products, which can utilize its display technology. Some of these applications include: large-screen rear-projection television systems, in both standard television format ("NTSC") and future High Definition Television ("HDTV") formats; large-screen rear-projection computer monitors in a variety of resolutions; video projectors for presentations; head-mounted displays which are used for virtual reality systems, defense, aerospace and gaming applications; and other potential applications such as point of purchase displays, optical computing, data storage and holographic imaging systems.

         The address and telephone number of the Company's principal executive offices are 8-C Commercial Boulevard, Novato, California 94949,
(415) 883-1693. The Company was organized under the laws of the State of New York in 1989 under the name of "Sayett Acquisition Company, Inc."; it subsequently changed its name to Sayett Group, Inc. and, in June 1996, changed its name again to SpatiaLight, Inc. The Company has a wholly owned subsidiary named Spatialight of California, Inc.

TECHNOLOGY AND PRODUCTS UNDER DEVELOPMENT

         The Company's current technology is a third generation 0.9-inch diagonal display, with a 1,024 X 768 array of pixels (a total of 786,432 pixels). This product is now shipping in the form of developer kits, which are designed to assist other companies to evaluate the display for inclusion in their products. The Company is also now developing its fourth generation display, a 1,280 X 1,024 array of pixels (a total of 1,310,720 pixels), and expects to have limited quantities for evaluation in the second quarter of 1999. The Company's displays are based upon both patented and proprietary technology for using liquid crystals directly on the surface of a silicon chip.

         The technology underlying the Company's display products utilizes the well-known and documented manipulation of liquid crystals. A typical liquid crystal display, as might be found in a notebook computer, basically consists (along with other associated materials and processes) of liquid crystal material sandwiched between two pieces of glass, polarizers, color filters, a data signal and a light source. As the data signal is applied across the sandwich of the liquid crystals, the electric field created by this data signal causes the liquid crystals to twist and untwist. This twisting, combined with the polarizers, makes each pixel change from opaque to transparent, thereby controlling either the transmission or reflection of light from each pixel.

         Departing from typical liquid crystal displays utilizing circuitry on two pieces of glass, the Company designs integrated circuits, which control the pixels and individual reflective pixels on a silicon substrate. This silicon substrate is manufactured using a standard complimentary metal oxide semiconductor ("CMOS") process. This processed silicon substrate, also known as a silicon backplane, then has the liquid crystal material and a cover glass applied to it. When the data signal is sent to the circuitry in the silicon, the liquid crystals again twist from opaque to transparent states. When polarizers are added and light is reflected from the pixels on the silicon, images can be viewed directly or, using standard optical techniques, projected into larger images on a screen.

         As is common with all LCDs, the images produced are inherently black and white (opaque or transmissive). The varying of the electrical signal to each pixel produces gray scaling (various shades of gray going from black to white). Utilizing this gray scaling, there are three basic techniques for achieving color displays: 1 -- color filters, 2 -- sequential color systems, and 3 --optically combining different colors of light. The Company believes its displays can be adapted for use in all of these types of color display processes.

         The display industry has and continues to undergo rapid and significant technological change. The Company expects display technology to continue to develop rapidly, and the Company's success will depend significantly on its ability to attain and maintain a competitive position. Rapid technological development may result in actual and proposed displays, products or processes becoming obsolete before the Company recoups a significant portion of related research and development, acquisition and commercialization costs.

         If the Company is successful in the development of a commercially viable display, the Company's ability to compete will depend in part upon the consistency of the display, the quality and delivery, as well as pricing, technical capability and servicing, in addition to factors within and outside its control, including the success and timing of product distribution and customer support. The Company's competitors may succeed in developing technologies and products that are equally or more efficient than any which are being developed by the Company or that will render the Company's technology, displays and other products obsolete and non-competitive.

         Although the Company has produced displays based upon its technology, the Company has not yet had its display incorporated into any commercial end-use application. Delays in development may result in the Company's introduction of its displays later than anticipated, which may have a material adverse effect on both the Company's financial and competitive position. Moreover, the Company may never be successful in developing or manufacturing a commercially viable display or any of its expected applications. In addition, displays or any products which the Company may develop may not be technically or commercially successful and the Company may not be able to manufacture or obtain a supplier for adequate quantities of its displays, or any of its display products at commercially acceptable cost levels or on a timely basis.

APPLICATIONS AND MARKETS

         The Company plans to focus on selling its displays to third parties for use in their end product applications. The Company believes that its displays can be incorporated into a wide variety of products such as rear-projection televisions, rear-projection computer monitors, video projectors, and head mounted displays. The ability to design end products for any of these markets, as well as the ability to sell and distribute in these diverse markets is beyond the current resources of the Company. The Company therefore plans to establish relationships with companies in these markets and to work with these companies to incorporate current and future displays into their products. In some instances, especially high volume applications, the Company will also custom design a display to fit a specific manufacturer's need for a specific product. The Company will also consider licensing large manufacturers who have the ability and desire to manufacture the Company's displays for use in their products.

         The Company does not currently plan, nor does the Company currently have the financial resources to develop or market any end products utilizing the Company's displays. Therefore, the Company will be completely dependent upon independent third parties for the development, manufacturing and marketing of such products. No such products exist today using the Company's display, and the Company does not have commitments from any third party for such development, manufacturing or marketing. There can be no assurance that any third party will develop or market a product incorporating the Company's display.

MARKETING, SALES AND DISTRIBUTION

         The Company intends to form alliances with corporate partners for the marketing and distribution of certain of its anticipated display products. The Company may not be successful in forming and maintaining such alliances and the Company's partners may not devote adequate resources to successfully market and distribute these anticipated products. The Company may not be able to enter into satisfactory agreements with marketing partners, and the Company or its marketing partners may not be successful in gaining market acceptance for its anticipated products.

MANUFACTURING AND SUPPLY

         The Company currently contracts with manufacturers, and is in discussions with additional manufacturers to produce its display devices. The Company's facility is designed principally for research and development and small-scale assembly and inventory storage. Currently, prior to shipment, Company personnel conduct final assembly and testing of the initial quantities of these displays.

         Any termination of a manufacturing or supply contract could have a material adverse effect on the Company's ability to meet its anticipated commitments to customers while the Company identifies and qualifies replacement manufacturers. The Company could become dependent on any manufacturer and any termination or cancellation of the Company's agreement with the manufacturer could adversely affect the Company's ability to manufacture its products. In anticipation of such an event, the Company plans to establish an alternative manufacturing relationship.

COMPETITION

         The Company has positioned itself as part of a subset of the display market. This display market subset consists of reflective micro-displays produced on silicon backplanes. The competition includes companies such as IBM, Three-Five Systems, Hughes JVC, Kopin, S-Vision, Colorado MicroDisplay, Microdisplay, Siliscape and Displaytech who also are producing some form of LCD on a silicon backplane, as well as companies such as Texas Instruments which is producing a micro-mechanical structure of moving mirrors on a silicon backplane, National Semiconductor which is producing displays using a polymer dispersed material, and Silicon Light Machines which is producing a deformable grating on a silicon backplane.

         Rapid and significant technological advances have characterized the micro-display market. There can be no assurance that the Company's displays will be representative of such advances or that the Company will have sufficient funds to invest in new technologies or products or processes. Although the Company believes that its displays have specifications and capabilities which equal or exceed that of commercially available LCD and Cathode Ray Tube ("CRT" or "Television") based display products, the manufacturers of these products may develop further improvements of their existing technology that would eliminate or diminish the Company's anticipated advantage. In addition, numerous competitors have substantially greater financial, technical, marketing, distribution and other resources than the Company. The Company may also face an aggressive, well financed competitive response that may include misappropriation of the Company's intellectual property or predatory pricing.

PATENTS AND INTELLECTUAL PROPERTY

         The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technologies. The Company has been awarded four U.S. Patents and has other patent applications pending. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that pending patents will be issued. The Company's competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products or intentionally infringe the Company's patents.

         The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to the Company. This is particularly true in foreign countries. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling it products.

         The Company also relies on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees and technology consultants, advisors and collaborators to enter into confidentiality agreements. However, these agreements may not provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. To date, the Company has no experience in enforcing its confidentiality agreements.

RESEARCH AND DEVELOPMENT

         The Company incurred research and development expenses of approximately $1,509,510 in 1998 and $1,857,670 in 1997. Research and development expenses are those costs incurred for personnel and experimental materials for the design and development of new products. The Company believes that the development of new products will be required to allow it to compete effectively and to achieve future revenues. The Company currently has 11 full-time employees whose duties include research and development. The Company intends to continue its product development programs, focusing on increasing the display specifications including resolution, color, and manufacturing processes. The Company believes that such developments will be required to exploit future markets.

EMPLOYEES

         As of December 31, 1998, the Company had 14 full-time and 3 part-time employees. Full-time employment is divided among two functional areas with 11 in research and development and 3 in finance and administration. Employees are not represented by any collective bargaining organizations. The Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's headquarters are located at 8-C Commercial Boulevard and 5 Commercial Boulevard, Novato, California. The Company leases approximately 6,800 square feet of office space at these locations on a month to month basis. The Company anticipates that it will be consolidating its two facilities at one location with expansion capability in the near future.

ITEM 3.  LEGAL PROCEEDINGS

         Other than as set forth below, the Company is not currently involved in any material legal proceedings. The Company is subject to claims and lawsuits from time to time in the ordinary course of its business. While the outcome of such ordinary course proceedings cannot be predicted with certainty, the Company believes that the resolution of such current or future ordinary course matters individually or in the aggregate will not have a material adverse effect on the Company's business, financial condition and results of operations.

         On July 30, 1998, L. John Loomis, the Company's former President and Chief Operating Officer, filed a Complaint in the Superior Court of Marin County, California (Case No. 174538) against the Company, the Company's CEO, Treasurer, and Director, Michael Burney, and directors Robert Olins and Lawrence Matteson.

The Complaint alleged wrongful discharge, breach of contract, breach of the covenant of good faith and fair dealing, violation of California Labor Code
Section 201 and defamation by the defendants in connection with the separation of Mr. Loomis' employment with the Company on June 24, 1998. Mr. Loomis' complaint seeks unspecified general and compensatory damages, punitive damages and attorney's fees. The Company, along with the other defendants, intends to continue defending against these claims. Mr. Loomis subsequently filed a first amended complaint seeking substantially the same relief and the Company has filed a cross-complaint against Mr. Loomis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders during the Company's fourth quarter.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of the Company was traded in the over-the-counter market since the Company's initial public offering on February 5, 1992. Until April 1, 1997 the common stock was listed on the NASDAQ SmallCap Market under the symbol "SLHT". NASDAQ delisted the Company from the NASDAQ SmallCap Market effective April 2, 1997 because the Company did not meet the requirements for continued listing. Trading in the Company's common stock after April 2, 1997 has been conducted on NASD's "Electronic Bulletin Board". As a result of the delisting, the liquidity of the Company's securities may be impaired, not only in the numbers of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media coverage of the Company, and lower prices for the Company's securities than might otherwise be obtained. In November 1997 the Company changed its stock symbol to "HDTV".

         The following table sets forth, for the calendar quarters indicated, the range of high and low quotations for the common stock, as reported by the National Association of Securities Dealers Automated Quotation System.

                                        HDTV Common Stock

                                                         1998                            1997
                                                 High            Low             High             Low
                                           --------------- --------------- ---------------- ---------------
    First Quarter (January-March)                1.00           0.25             1.72            0.19
    Second Quarter (April-June)                  1.09           0.33             1.69            0.75
    Third Quarter (July-September)               0.85           0.41             1.30            0.75
    Fourth Quarter (October-December)            1.93           0.44             1.42            0.63

         For a recent reported quotation for the Company's common stock, see the cover page of this Form 10-KSB. The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

         As of March 10, 1999, there were approximately 283 holders of record of the common shares of the Company. The common stock represents the only class of securities outstanding as of this filing. Because many of such shares are held by brokers and institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's operations are constrained by an insufficient amount of working capital. The Company continues to experience negative cash flows and net operating losses. The Company's operations in recent months have been funded by loans and by a series of convertible securities, which are secured by substantially all the assets of the Company. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional loans or any other financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern. See Note 2 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         Most of the Company's revenue to date has been derived from research and development contracts and limited sales of its displays. Although the Company is producing displays worthy of advanced characterization in anticipation of mass production, the Company has not yet completed its goal of mass production. Further development and testing will be necessary before this product or the Company's other proposed products will be available for commercial end-use applications. Delays in development may result in the Company's introduction of products later than anticipated, which may have an adverse effect on both the Company's financial and competitive position. Moreover, the Company may never be successful in developing or manufacturing a commercially viable display. In addition, the display may never be technically or commercially successful and the Company may never be able to manufacture adequate quantities of its displays at commercially acceptable cost levels or on a timely basis.

         The Company is experiencing negative cash flow from operations, resulting in the need to fund ongoing operations from financing activities. The future existence and profitability of the Company is dependent upon its ability to obtain additional funds to finance operations and expand operations in an effort to achieve profitability from operations. The Company's business may not ultimately generate sufficient revenue to fund the Company's operations on a continuing basis. The matters discussed below, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         As of December 31, 1998, the Company had $470,086 in cash and cash equivalents. Accounts receivable at December 31, 1998 totaled $30,492 and represented primarily amounts due on developer kits shipped in the fourth quarter. The Company's net working capital at December 31, 1998 was approximately ($3,381,358).

         Net cash used by operating activities totaled $3,133,269 and $1,677,037 in 1998 and 1997, respectively. Net cash that was provided by investing and financing activities in 1998 were $3,274,043 and $976,555 in 1997, principally resulting from the issuance of convertible debentures. Subsequent to year-end, an additional $250,000 of convertible securities was issued.

         As of December 31, 1998, the Company had an accumulated deficit of $13,967,149. The Company has realized significant losses in the past and expects that these losses will continue at least through 1999. It is likely that the Company will have quarterly and annual losses in 1999 and beyond. The Company has generated limited revenues and no profits from operations. The development, commercialization and marketing of the Company's products will require substantial expenditures for the foreseeable future. Consequently, the Company may continue to operate at a loss for the foreseeable future and there can be no assurance that the Company's business will operate on a profitable basis.

         NET REVENUES. The Company's net revenues were $29,750 and $325,000 in 1998 and 1997 respectively. Revenues in 1998 are comprised of sales of a small number of developer kits of the Company's displays, while those in 1997 are revenues from a non-recurring engineering contract.

         OPERATING EXPENSES. Operating expenses during 1998 and 1997 were $3,070,457 and $3,652,522 respectively. The decrease in operating expenses from 1997 to 1998 was principally due to two non-recurring expenses in 1997, a litigation settlement expense of $300,000 as well as the acquisition cost of $421,376 of the remaining minority interest of SpatiaLight of California, Inc. ("SOC").

         Costs of sales represent product costs associated with the production of display developer kits. Costs of sales were $4,104 and $0 in 1998 and 1997, respectively. There were no product sales in 1997.

         Selling, general and administrative costs were $1,560,947 and $1,794,852 in 1998 and 1997, respectively. The decrease of 13% from 1997 levels is due primarily to non-recurring legal fees in 1997. Research and development costs decreased $348,160, or 19%, from 1997 to 1998. The decrease was due primarily to the acquisition of SOC in 1997.

         Interest income was $6,786 and $18,821 in 1998 and 1997, respectively. The decrease in interest income in 1998 was principally due to lack of investments during the year.

         LOSS FROM OPERATIONS. Losses from operations were $3,180,940 and $3,320,887 in 1998 and 1997, respectively.

BUSINESS RISKS AND UNCERTAINTIES

         USE OF DISPLAY PRODUCTS. Although the Company has produced displays based upon its technology, the Company has not yet had its display incorporated into any commercial end-use application. Delays in development may result in the Company's introduction of its displays later than anticipated, which may have a material adverse effect on both the Company's financial and competitive position. Moreover, the Company may never be successful in developing or manufacturing a commercially viable display or any of its expected applications. In addition, displays or products that the Company may develop may not be technically or commercially successful and the Company may not be able to manufacture or obtain a supplier for adequate quantities of its displays, or any of its display products at commercially acceptable cost levels or on a timely basis.

         Delays in development may result in the Company's introduction of products later than anticipated, which may have an adverse effect on both the Company's financial and competitive position. Moreover, the Company may never be successful in developing or manufacturing a commercially viable display. In addition, the display may never be technically or commercially successful and the Company may not be able to manufacture adequate quantities of its displays at commercially acceptable cost levels or on a timely basis.

         HIGHLY COMPETITIVE MARKET. The display industry has and continues to undergo rapid and significant technological change. The Company expects display technology to continue to develop rapidly, and the Company's success will depend significantly on its ability to attain and maintain a competitive position. Rapid technological development may result in actual and proposed displays, products or processes becoming obsolete before the Company recoups a significant portion of related research and development, acquisition and commercialization costs.

         If the Company is successful in the development of a commercially viable display, the Company's abilities to compete will depend in part upon the consistency of the display, the quality and delivery, as well as pricing, technical capability and servicing, in addition to factors within and outside its control, including the success and timing of product distribution and customer support. The Company's competitors may not succeed in developing technologies and products that are equally or more efficient than any which are being developed by the Company or that will render the Company's technology, displays and other products obsolete and non-competitive.

         The Company's displays may not be representative of the rapid and significant technological advances which have characterized the micro-display market or that the Company will have sufficient funds to invest in new technologies or products or processes. Although the Company believes that its displays have specifications and capabilities which equal or exceed that of commercially available LCD and Cathode Ray Tube ("CRT" or

"Television") based display products, the manufacturers of these products may develop further improvements of their existing technology that would eliminate or diminish the Company's anticipated advantage.

         In addition, numerous competitors have substantially greater financial, technical, marketing, distribution and other resources than the Company. The Company may also face an aggressive, well financed competitive response that may include misappropriation of the Company's intellectual property or predatory pricing.

         DEPENDENCE ON THIRD PARTIES. The Company does not currently plan, nor does the Company currently have the financial resources to develop or market any end products utilizing the Company's displays. Therefore, the Company will be completely dependent upon independent third parties for the development, manufacturing and marketing of such products. No such products exist today using the Company's display, and the Company does not have commitments from any third party for such development, manufacturing or marketing. There can be no assurance that any third party will develop or market a product incorporating the Company's display.

         The Company may not be successful in forming and maintaining such alliances and the Company's partners may not devote adequate resources to successfully market and distribute these anticipated products. The Company may not be able to enter into satisfactory agreements with marketing partners, and the Company or its marketing partners may not be successful in gaining market acceptance for its anticipated products.

         Any termination of a contract could have a material adverse effect on the Company's ability to meet its anticipated commitments to customers while the Company identifies and qualifies replacement manufacturers. The Company could become dependent on any manufacturer and any termination or cancellation of the Company's agreement with the manufacturer could adversely affect the Company's ability to manufacture its products. In anticipation of such an event, the Company plans to establish an alternative manufacturing relationship.

         INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to the Company. This is particularly true in foreign countries. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling it products.

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

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon its key management and scientific personnel including its Chief Executive Officer and Treasurer, Michael H. Burney, President, Fred R. Hammett, and Vice President of Engineering/Manufacturing, Miles L. Scott. The Company's success depends on its ability to attract and retain highly qualified scientific, marketing, manufacturing, financial and other key management personnel. The Company faces competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

         YEAR 2000 RISKS. As is true for most companies, the Year 2000 computer issue creates a risk for SpatiaLight. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for SpatiaLight exists in two areas: systems used by the Company to run its business and systems used by the Company's suppliers. The Company is currently evaluating its exposure in both of these areas. The Company is not aware of any potential problems that could exist with its potential products.

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

         SpatiaLight is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, SpatiaLight will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition. The Company believes its potential products are Year 2000 compliant.

         MARKET FOR COMMON STOCK. Because the Company's securities are traded on the NASD's "Electronic Bulletin Board", the liquidity of the Company's securities could be impaired, not only in the numbers of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media coverage of the Company, and lower prices for the Company's securities than might otherwise be obtained.

ITEM 7.     FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SpatiaLight, Inc. and Subsidiary:

         We have audited the accompanying consolidated balance sheets of SpatiaLight, Inc. and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' capital deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, successful completion of the Company's development program and ultimately, the attainment of profitable operations, is dependent on future events including obtaining adequate financing, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. As further discussed in
Note 2 to the consolidated financial statements, the Company's recurring operating losses and its accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Deloitte & Touche LLP
San Francisco, California
March 24, 1999

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                1998              1997
                                                                          -----------------  ----------------
ASSETS

Current assets:
  Cash and cash equivalents                                                   $    470,086      $    415,624
  Accounts receivable, net of allowances from doubtful
    accounts of $0 and $0 in 1998 and 1997 respectively                             30,492                 0
  Inventories                                                                       18,296                 0
  Other                                                                                  0             7,253
                                                                          -----------------  ----------------
          Total current assets                                                     518,874           422,877

Property and equipment, net                                                        221,498           217,984
Other                                                                              187,204            53,261
                                                                          -----------------  ----------------

               Total assets                                                   $    927,576      $    694,122
                                                                          -----------------  ----------------
                                                                          -----------------  ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                            $    466,031      $    794,397
  Short term notes payable                                                       3,337,508           932,479
  Accrued expenses and other liabilities                                            96,693           127,835
                                                                          -----------------  ----------------
        Total current liabilities                                                3,900,232         1,854,711

Noncurrent liabilities:
  Long term capital lease obligations                                               25,420            53,480
                                                                          -----------------  ----------------
               Total liabilities                                                 3,925,652         1,908,191

Stockholders' equity (deficit):
  Common stock, $.01 par value:
     20,000,000 shares authorized; 11,413,501 and
     9,201,111 shares issued and outstanding in
     1998 and 1997, respectively                                                   114,135            92,011
Additional paid-in capital                                                      10,854,938         9,477,395
Accumulated deficit                                                            (13,967,149)      (10,783,475)
                                                                          -----------------  ----------------
        Total stockholders' equity (deficit)                                    (2,998,076)       (1,214,069)
                                                                          -----------------  ----------------

Total liabilities and stockholders' equity (deficit)                          $    927,576      $    694,122
                                                                          -----------------------------------
                                                                          -----------------------------------


See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND  1997

                                                                                        1998             1997
                                                                                   ---------------  ----------------
Revenues:
  Sales                                                                               $    29,750       $         0
  Contract revenues                                                                             0           325,000
                                                                                   ---------------  ----------------
               Total revenues                                                              29,750           325,000

Cost of sales                                                                               4,104                 0
                                                                                   ---------------  ----------------
          Gross profit                                                                     25,646           325,000

  Selling, general and administrative expenses                                          1,560,947         1,794,852
  Research and development expenses                                                     1,509,510         1,857,670
                                                                                   ---------------  ----------------
             Total operating expenses                                                   3,070,457         3,652,522

             Operating loss                                                            (3,044,811)       (3,327,522)

Other income (expense):

  Interest income                                                                           6,786            18,821
  Interest and other expenses                                                            (142,915)          (12,186)
                                                                                   ---------------  ----------------

             Total other expense                                                         (136,129)            6,635
                                                                                   ---------------  ----------------

  Loss from operations before income taxes                                             (3,180,940)       (3,320,887)

Income taxes (benefit)                                                                      2,734            (1,493)
                                                                                   ---------------  ----------------

               Net loss                                                               $(3,183,674)      $(3,319,394)
                                                                                   ---------------  ----------------
                                                                                   ---------------  ----------------

Net loss per share - basic and diluted                                                     ($0.34)           ($0.38)

Weighted Average shares used in computing net loss per share
-basic and diluted                                                                      9,450,926         8,675,416
                                                                                   ---------------  ----------------
                                                                                   ---------------  ----------------


See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                        ADDITIONAL          ACCUMULATED            TOTAL
                                                                         PAID-IN             (DEFICIT)          STOCKHOLDERS'
                                             COMMON STOCK                CAPITAL                                   EQUITY
                                        SHARES           AMOUNT
Balance January 1, 1997                 8,533,191          $85,332        $ 8,709,039       $ (7,464,081)            $ 1,330,290

Issuance of common stock, net             667,920            6,679            442,796                  --                449,475

Issuance of warrants                           --               --            325,560                  --                325,560

Net loss                                       --               --                 --         (3,319,394)             (3,319,394)
                                     -------------   --------------  -----------------  ------------------  ---------------------

Balance December 31, 1997               9,201,111           92,011          9,477,395        (10,783,475)             (1,214,069)
                                     -------------   --------------  -----------------  ------------------  ---------------------

Issuance of common stock                2,212,390           22,124            976,180                                    998,304

Issuance of warrants                                                          231,035                                    231,035

Issuance of stock options                                                       7,070                                      7,070

Common stock subscribed                                                       163,258                                    163,258

Net loss                                                                                      (3,183,674)             (3,183,674)
                                     -------------   --------------  -----------------  ------------------  ---------------------

Balance December 31, 1998              11,413,501         $114,135        $10,854,938       $(13,967,149)            $(2,998,076)
                                     -------------   --------------  -----------------  ------------------  ---------------------
                                     -------------   --------------  -----------------  ------------------  ---------------------

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                            1998            1997
                                                                                      --------------- ----------------
Cash flows from operating activities:

Net loss                                                                               $ (3,183,674)    $ (3,319,394)

Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items:
    Depreciation and amortization                                                             82,798           59,126
    Acquisition of minority interest of SOC in exchange for common stock                           0          421,376
    Common stock issued as compensation to employees                                          21,500           21,251
    Common stock issued as payment for services                                              250,058           16,250
    Warrants issued with convertible securities & loan extensions                            231,035           25,560
    Legal claim settled with warrant issuance settlement                                           0          300,000
Changes in assets and liabilities:
     Accounts receivable                                                                    (30,492)           40,021
     Inventories                                                                            (18,296)           75,401
     Prepaid expenses and other current assets                                                 7,253            4,658
     Other assets                                                                          (133,943)         (40,384)
     Accounts payable                                                                      (328,366)          699,844
     Accrued expenses and other current liabilities                                         (31,142)           19,254
                                                                                      --------------- ----------------
                             Net cash used by operating activities                       (3,133,269)      (1,677,037)

Cash flows from investing activities:
    Capital expenditures                                                                    (86,312)        (208,292)
                                                                                      --------------- ----------------
                             Net cash used by investing activities                          (86,312)        (208,292)

Cash flows from financing activities:
    Common stock issuance costs                                                                    0          (9,402)
    Common stock and options issued in lieu of cash                                          897,074                0
    Long term capital lease obligation                                                      (28,060)           53,479
    Issuance of notes payable                                                              2,405,029          932,478
                                                                                      --------------- ----------------
                         Net cash provided by financing activities                         3,274,043          976,555

Net (decrease) increase cash and cash equivalents                                             54,462        (908,774)

Cash and cash equivalents, beginning of year                                                 415,624        1,324,398
                                                                                      --------------- ----------------
Cash and cash equivalents, end of year                                                      $470,086         $415,624
                                                                                      --------------- ----------------
                                                                                      --------------- ----------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                    50,150           13,223
    Cash paid for taxes                                                                        2,665            3,887
Supplemental disclosure of non cash investing and financing activities:
Common stock issued in conjunction with acquisition of
   remaining minority interest of SOC                                                             0           421,376
    Common stock issued as compensation to employees                                          21,500           21,251
    Common stock issued as payment for services                                              250,058           16,250
    Legal claim settled with warrant issuance settlement                                           0          300,000
    Warrants issued with convertible securities & loan extensions                            231,035           25,560
Common stock issued upon conversion of securities                                            733,816                0
Common stock subscribed                                                                      163,258                0

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

1.       DESCRIPTION OF BUSINESS

         SpatiaLight, Inc. and its subsidiary (the "Company") develops, designs, and markets miniature high-resolution active matrix liquid crystal displays for computer, video, and other applications.

2.       GOING CONCERN UNCERTAINTY

         The Company's operations are constrained by an insufficient amount of working capital. The Company continues to experience negative cash flows and net operating losses. The Company's operations in recent months have been funded by loans by and convertible securities, which are secured by substantially all the assets of the Company. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional loans or any other financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss in fiscal 1998 of $3,183,674. Additionally, as of December 31, 1998 the Company's accumulated deficit totaled $13,967,149. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations, is dependent upon future events. These events include obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         In an effort to improve operating performance, the Company has been and will be implementing certain programs and strategies in 1999. These strategies include:

             -   Raising additional capital.
             - Outsourcing of all manufacturing activities, which will be monitored by Company's staff.
             - Developing strategic alliances with potential customers and/or licensing of the Company's technology.
             - Development contracts with customers to customize the Company's displays for use in their products.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of SpatiaLight, Inc. ("SI"), and its wholly owned subsidiary SpatiaLight of California, Inc. ("SOC"). All inter-company accounts and transactions have been eliminated in consolidation.

SPATIALIGHT, SPATIALIGHT, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 1998 AND 1997

         ESTIMATES -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS -- Cash equivalents include money market securities stated at cost, which approximate market value, purchased with original maturities of three months or less.

         INVENTORIES -- Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

         PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, generally 3 to 5 years.

         REVENUE RECOGNITION -- Revenue is generally recognized at the time product is shipped, or when engineering projects are completed.

         INCOME TAXES -- The Company uses the asset and liability method to account for income taxes, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         RESEARCH AND DEVELOPMENT -- Research and development costs are charged to expense when incurred.

         CONCENTRATION OF CREDIT RISK -- Financial instruments that potentially subject the Company to concentration of credit risk consist of trade receivables. The Company's credit risk is mitigated by the Company's credit evaluation process and the reasonably short collection term. The Company does not require collateral or other security to support accounts receivable.

         FINANCIAL INSTRUMENTS -- The Company's financial instruments include cash and cash equivalents, and debt. At December 31, 1998 and 1997, the fair values of these instruments approximated their financial statement carrying amounts.

         STOCK-BASED COMPENSATION -- The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, the net proceeds are credited to stockholders' equity (deficit).

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF -- The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         LOSS PER COMMON SHARE -- Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

         RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company had no comprehensive income items to report for either of the two years in the period ended December 31, 1998. The Company currently operates one reportable segment under SFAS No. 131. Adoption of these statements in 1998 did not impact the Company's financial position, results of operations or cash flows.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 2000. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe that adoption of this statement will have a material impact on the Company's financial position or results of operation.

4.       ISSUANCE OF COMMON STOCK AND WARRANTS

         In June 1997 the Company issued 400,000 warrants to purchase the Company's common stock at an exercise price of $1.00 per share. The warrants expire in 2000 and were issued to settle litigation. The Company recorded a legal expense of $300,000 as a result of this issuance.

         In July 1997 the Company issued 14,000 shares of common stock as compensation to employees. The issuance was recorded as $21,251 to salary expense.

         In October 1997, the Company issued 25,000 shares of common stock in exchange for consulting services of $16,250. The Company recorded this transaction as consulting expense.

         In October 1997, the Company acquired the 20% of SpatiaLight of California, Inc. which it did not previously own, in exchange for 629,000 shares of the Company's common stock. The acquisition was recorded as research and development expense.

         In January 1998 the Company issued 115,000 shares of common stock for consulting services performed and accrued in 1997. The value of these services totaled approximately $95,000.

         In March 1998 the Company issued 249,700 shares of common stock in exchange for the extinguishment of approximately $125,000 of accounts payable from 1997. Also in March 1998, convertible securities of $350,750 were converted into 958,105 shares of common stock at an exercise price of $0.34 per share in accordance with the terms of the original agreement. Expenses of $116,408 were recorded on the conversion.

         In April 1998 convertible securities of $199,250 were converted into 758,505 shares of common stock at an exercise price of $0.26 per share in accordance with the terms of the original agreement. The Company recorded an expense of $67,408 upon the conversion.

         In October 1998, the Company issued 20,000 warrants with an exercise price of $1.50 per share in exchange for legal services. The warrants expire in the year 2000 and the Company recorded an expense of $6,932 as a result of this transaction.

         In November 1998, the Company issued 86,000 shares of common stock as compensation to employees. The issuance was recorded as $21,500 of salary expense. In addition 45,000 shares of common stock were issued to vendors for consulting expenses at a value of $22,825.

SPATIALIGHT, SPATIALIGHT, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 1998 AND 1997

5.       NOTES PAYABLE

         Short-term notes payable at December 31, 1997 consist of the following:

         Short-term notes totaling $232,479, including accrued interest. The borrowings were made to provide working capital and accrued interest at 10-12% per annum. In conjunction with the notes issuance, the Company issued 21,000 warrants to purchase the Company's common stock at an average exercise price of $0.86 per share. Of the total, $151,556 was due in February 1998 and was extended during 1998 in exchange for 84,000 additional warrants to purchase the Company's common stock at an average exercise price of $0.61 per share and which expire during the years 2000 and 2001. The remaining $80,293 was due upon demand and subsequently extended to March 1998.

         A line of credit agreement for $250,000 with a bank under which the Company could borrow up to an amount equal to the Certificate of Deposit on deposit for the line of credit. The purpose of the line of credit was to facilitate working capital. Under terms of the credit agreement, interest is accrued at the greater of Prime or the certificate of deposit interest rate plus 2 percent. The line of credit expired on June 8, 1998.

         A convertible debenture with a principal amount of $450,000 was issued in December 1997 to a purchaser outside the United States in conjunction with a private placement. The debenture had a two year term, carried a 3% interest rate and was convertible into the Company's common stock at 120% of the five day average closing bid price for the common stock at the issuance date or, if lower, 75% of the five day average closing bid price of the stock at the time the debt was converted. The debenture was recorded in short-term liabilities and subsequently converted in March of 1998. As part of the issuance of this debenture the Company issued 45,000 warrants to purchase the Company's common stock at an exercise price of $0.84. The warrants expire in 2002.

         Short-term notes payable at December 31, 1998 consist of the following:

         A short-term note of $55,556, including accrued interest. The borrowing was made to provide working capital, and accrues interest at 10% per annum. The note was due on February 27, 1998 and has been extended indefinitely in exchange for 8,000 warrants to purchase the Company's common stock at an exercise price of $0.83 per share. The warrants expire in 2000.

         Short-term convertible notes totaling approximately $3,281,952 were issued during 1998. The notes accrue interest at 6% and were originally due on December 31, 1998. Accrued interest of approximately $24,000 was paid in cash in exchange for extending the notes to December 31, 1999. The notes are convertible into the Company's common stock at $.50 to $.75 per share and are secured by substantially all the assets of the Company. As part of the note issuance costs, the Company issued 360,000 warrants to purchase the Company's common stock at an average exercise price of $2.00 and the warrants expire at various times in the years 2000, 2001 and 2002.

         In November 1998, the Company issued 300,000 warrants with an average exercise price of $2.00 per share in exchange for consulting services. The warrants expire at various times in the years 2000, 2001 and 2002.

6.       PROPERTY AND EQUIPMENT

         Property and equipment as of December 31 consist of the following:

                                                                 1998                      1997
                                                         ----------------------    ---------------------

              Office furniture and fixtures                   $ 97,119                  $ 96,333
              Machinery and equipment                          360,719                   275,193
                                                         ----------------------    ---------------------
                                                               457,838                   371,526

              Less accumulated depreciation                    236,340                   153,542
                                                         ----------------------    ---------------------
                                                              $221,498                  $217,984
                                                         ----------------------    ---------------------
                                                         ----------------------    ---------------------

         Included in office furniture and fixtures at December 31, 1998 and 1997 is equipment acquired under capital leases of $25,558 and $25,558, respectively with accumulated depreciation of $8,159 and $3,626, respectively. The Company incurred depreciation expense of $82,798 and $65,211 at December 31, 1998 and 1997, respectively.

7.       INCOME TAXES

         The company's net deferred tax assets at December 31, are comprised of the following:

                                                                                1998                      1997
                                                                        ----------------------    ---------------------
         Deferred Tax Assets:
              Net Operating Loss Carryforwards                                3,996,850                 2,832,103
              Equity Investment Losses                                          537,764                   537,764
              Accrued Expenses                                                  119,503                   119,503
              Research and Development Credits                                  338,790                   184,180
              Other                                                             222,139                   120,618
                                                                        ----------------------    ---------------------
         Total Deferred Tax Assets                                            5,215,046                 3,794,168
                                                                        ----------------------    ---------------------
         Valuation allowance                                                 (5,215,046)               (3,794,168)
              Net                                                                     0                         0
                                                                        ----------------------    ---------------------
                                                                        ----------------------    ---------------------

         No tax benefit has been recorded because of the net operating losses incurred and full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will be realized. The company established a 100% valuation allowance at December 31, 1998 and 1997 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

         As of December 31, 1998 and 1997, the Company has net operating losses of approximately $10,300,000 and $7,400,000 for federal and $8,300,000 and $5,400,000 for state tax purposes, respectively, which begin to expire in 2006 for federal and have already begun to expire for state. In addition, as of December 31, 1998 and 1997, the Company has research and development credit carryforwards of approximately $217,000 and $129,000 for federal and $122,000 and $55,000 for state tax purposes, which will not expire. Approximately $1,400,000 and $1,200,000 of the federal and California net operating loss carryforwards, respectively, will be subject to annual limitations in future taxable periods.

         Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income which can be offset by net operating loss ("NOL") carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these "change in ownership" provisions, utilization of the NOL and tax credits carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

8.       STOCKHOLDERS' EQUITY

         STOCK OPTION PLAN -- The Company has various Stock Option Plans primarily for employees and directors. The Plans authorize the issuance of options to purchase up to 2,010,000 shares of the Company's Common Stock. The Plans provide for options which may be issued as nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.

         Under the 1991 and 1993 Employee Stock Option Plans, the Company may grant options to purchase up to 1,915,000 shares of common stock to employees at prices not less than 85% of fair market value for non-statutory stock options. These options expire 10 years from the date of grant and become vested and exercisable 50% in year one and 50% in year two.

         Under the 1993 Non-Employee Directors' Stock Option Plan non-employee directors of the Company are granted options to purchase 25,000 shares of common stock at the fair market value at the date of grant. These options expire 10 years from the date of grant and become vested and exercisable 50% in year one and 50% in year two. The total number of shares authorized under the Plan is 85,000.

         Options under the Plans are granted at the discretion of the Board of Directors/Compensation Committee. All options granted through 1998 have been granted at fair market value.

         On February 25, 1997 the Company repriced the exercise price and extended the vesting period of 365,000 outstanding options (originally granted from $0.875 to $3.13) to $0.625

         The following is a status of the options under the Plans and a summary of the changes in options outstanding during 1998 and 1997:

                                                          NUMBER OF SHARES    WEIGHTED AVERAGE
                                                                                    PRICE
                                                         ----------------------------------------
                   Outstanding January 1, 1997                        10,000       $3.00
                   Options granted                                 1,345,000       $0.79
                   Options canceled                                        0           -
                                                         --------------------      -----

                   Outstanding, December 31, 1997                  1,355,000       $0.80
                   Options granted                                 1,620,000       $0.58
                   Options canceled                               -1,320,000       $0.67
                                                         --------------------      -----

                   Outstanding, December 31, 1998                  1,655,000       $0.69
                                                         --------------------      -----
                                                         --------------------      -----

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

         The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:
         Expected life 36 months in 1998 and 36 months in 1997. Stock volatility, 112% in 1998 and 113% in 1997. Risk free rates of 5.18% in 1998 and 6.08% in 1997. No dividends are expected for the term of the options. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, proforma net loss would have been as follows:

                                                                              Years ended December 31,
                                                                          1998                      1997
                                                                ----------------------    ---------------------
         Net loss, as reported                                           $(3,183,674)             $(3,319,394)
         Pro forma net loss                                               (3,325,463)              (3,486,637)

         Net loss per share -- basic and diluted                              $(0.34)                  $(0.38)
         Pro forma net loss per share -- basic and diluted                     (0.35)                   (0.40)

         Options exercisable as of December 31, 1998 and 1997 totaled approximately 257,500 and 10,000 options at a weighted average exercise price of $0.65 and $3.00 respectively.

         Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                              OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                                              -------------------       -------------------
                                              Weighted
                                              Average       Weighted                Weighted
                                              Remaining     Average                 Average
         Range of           Outstanding at    Contractual   Exercise    Number      Exercise
         Exercisable Prices December 31, 1998 Life (Yrs.)   Price       Exercisable Price
         ---------------------------------------------------------------------------------------
         $3.00                         10,000    4.5           $3.00         10,000       $3.00
         $0.25-$0.81                1,645,000    9.1           $0.65        257,500       $0.65
                            ------------------                          ------------
                                    1,655,000                               267,500
                            ------------------                          ------------
                            ------------------                          ------------


         At December 31, 1998, 350,000 shares and 5,000 shares were available for future grants under the Employee Stock Option Plan and Non-Employee Directors' Plan, respectively.

9.       SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates a single business segment and the Company's revenue for 1998 consisted of sales of developer kits. The Company's revenue for 1997 of $325,000 represented a single contract for engineering services.

10.      COMMITMENTS AND CONTINGENCIES

         The Company has various operating lease arrangements for equipment and office space. Total rent expense under operating leases amounted to approximately $68,000 and $60,000 in 1998 and 1997, respectively. The office leases are on a month-to-month basis.

11.      CERTAIN TRANSACTIONS

         From December 1997 through July 1998 Argyle Capital Management Corporation, a company affiliated with Robert Olins, a Director of the Company, purchased Convertible Secured Notes of the Company in the outstanding principle amount $1,188,000. These Convertible Secured Notes accrue interest at 6% and are convertible $0.50 per share.

12.      LEGAL PROCEEDINGS

         On July 30, 1998, L. John Loomis, the Company's former President and Chief Operating Officer, filed a Complaint in the Superior Court of Marin County, California (Case No. 174538) against the Company, the Company's CEO, Treasurer, and Director, Michael Burney, and directors Robert Olins and Lawrence Matteson. The Complaint alleged wrongful discharge, breach of contract, breach of the covenant of good faith and fair dealing, violation of California Labor Code
         Section 201 and defamation by the defendants in connection with the separation of Mr. Loomis' employment with the Company on June 24, 1998. Mr. Loomis' complaint seeks unspecified general and compensatory damages, punitive damages and attorney's fees. The Company, along with the other defendants, intends to continue defending against these claims. Mr. Loomis subsequently filed a 1st amended complaint seeking substantially the same relief. The Company has filed a cross-complaint against Mr. Loomis.

13.      SUBSEQUENT EVENTS

         Subsequent to year-end the Company issued an additional $250,000 of Convertible Secured Notes which accrue interest at 6% and are due December 31, 1999. The notes are convertible into the Company's Common stock at $0.75 per share and share the security of substantially all the assets of the Company with previous convertible note holders.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS and CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                NAME                 AGE                            POSITION(S)
                ----                 ---                            -----------
      Michael H. Burney              46     Director, Chief Executive Officer, Treasurer, Secretary
      Fred R. Hammett                57     President
      Asa W. Lanum                   51     Director
      Lawrence J. Matteson           59     Director
      Robert A. Olins                42     Director
      Miles L. Scott                 48     Vice President Manufacturing/Engineering

         All Directors serve for terms of one year and until their successors are duly elected. All officers serve at the discretion of the Board of Directors.

DESCRIPTION OF BUSINESS EXPERIENCE.

         MICHAEL H. BURNEY, Director, Chief Executive Officer, Treasurer and Secretary, is also the Founder, Chairman and CEO of Chronomotion Imaging, a private R & D company developing a patented process for producing Volumetric Visualizations using electronic holography. Mr. Burney was the Vice President Treasury for Packard Bell Electronics from 1990 to 1995 and he was a member of the General Management Consulting / Financial Services Group of Ernst & Young from 1987 to 1990. Mr. Burney has received 3 U.S. patents and 15 international patents on the electronic holography process, which is the basis of Chronomotion's intellectual property. Mr. Burney received his BA from Pomona College and his MBA from University of Southern California.

         FRED R. HAMMETT, President, was previously with ExperTeam during 1997 and 1998, which is an organization providing professional business resources to companies in growth or change phases. From 1996 to 1997 Mr. Hammett was President and Chief Operating Officer for Infinitron Research International, Inc. From 1994 to 1996 Mr. Hammett was Vice President, Sales and Marketing for UniCAD, Inc., and before that Regional Manager for Quad Design, a Viewlogic Company. In addition to his 18 years in marketing, sales and management positions at Hewlett Packard, he has worked with two successful turnarounds and four successful startups. Mr. Hammett attended the Electronic and Communications School of the US Air Force and studied economics and math at the University of New Mexico.

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

         LAWRENCE J. MATTESON, Director, served as Chairman of the Board from May 23, 1995 to June 20, 1997. He has been a Director since October 1991 and currently he is an executive professor of business policy at the William E. Simon Graduate School of Business Administration, University of Rochester. Mr. Matteson was Senior Vice President and General Manager, Electronic Imaging for Kodak until December 1, 1991. Mr. Matteson began his career with Kodak in 1965 as a research engineer and has worked at Kodak in various positions continuously from that date until December 1, 1991. He holds degrees in engineering and an MBA from the University of Rochester Graduate School of Business.

         ROBERT A. OLINS, Director, has served as Director since February 20, 1998. Mr. Olins has served as President of Argyle Capital Management Corporation during the past fourteen years. Argyle Capital Management Corporation is a private investment advisory company.

         MILES L. SCOTT, Vice President Manufacturing/Engineering, has been the Vice President of Operations and Director of Development at New Interconnection and Packaging Technologies (NIPT) from 1997 to 1998. Mr. Scott was also Program Manager and Senior Process Engineer with Silicon Mountain Design, where he developed, fabricated and commercialized silicon based CCD cameras and displays from 1995 to 1997. Previous to that position, Mr. Scott was the Principal Engineer and Business Development Leader for Teledyne Brown Engineering from 1991 to 1995. Mr. Scott was also a Founder and Chief Engineer for Optical Transformations, and worked at the MIT Lincoln Labs as part of his 19 years with the U.S. Air Force. Mr. Scott has productized high-speed CCD cameras, Liquid Crystal Displays (LCD), and analog micro-lens arrays through Micro-machining techniques. Mr. Scott received his BS in Electrical Engineering from the University of Utah.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company for the fiscal year ended December 1998 to the Company's Chief Executive Officer and other executive officers of the Company who received total salary and bonuses in excess of $100,000 during 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                SECURITIES UNDERLYING
                        NAME AND PRINCIPAL POSITION                   YEAR        SALARY           OPTIONS/SARS (#)
                        ---------------------------                   ----        ------         ---------------------
           Michael H. Burney, CEO, Treasurer/Secretary                1998         $63,654               525,000

           William E. Hollis, Former Chairman & CEO                   1998        $170,559               280,000

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      (a)                  (b)               (c)                (d)                  (e)
                                        NUMBER OF     % OF TOTAL
                                        SECURITIES    OPTIONS/SARs
                                        UNDERLYING    GRANTED TO
                                       OPTIONS/SARs   EMPLOYEES IN        EXERCISE OR BASE      EXPIRATION
                     NAME              GRANTED (#)    FISCAL YEAR           PRICE ($/SH)           DATE
           -------------------------------------------------------------------------------------------------------
           Michael H. Burney               500,000        31%                $0.75              11/06/08

           William E. Hollis                     0        0%                  0                    0

OPTIONS EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth information with respect to options to purchase common stock granted to the Company's named executive officers including: (i) the number of shares of common stock purchased upon exercise of options in the fiscal year ending December 31, 1998; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 1998; and (iv) the value of such unexercised options at December 31, 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         DECEMBER 31, 1998 OPTION VALUES

                                                                                                   VALUE OF
                                                                               NUMBER OF         UNEXERCISED
                                                                              UNEXERCISED        IN-THE-MONEY
                                                                            OPTIONS AT DEC.    OPTIONS AT DEC.
                                                   SHARES                    31, 1998 (#)        31, 1998 ($)
                                                ACQUIRED ON      VALUE       EXERCISABLE /      EXERCISABLE /
                          NAME                  EXERCISE (#)  REALIZED ($)   UNEXERCISABLE      UNEXERCISABLE
                          ----                  ------------  ------------   -------------      -------------
          Michael H. Burney                          0             0       17,500 / 507,500   $31,675 / 918,575

          William E. Hollis                          0             0          280,000 / 0        $506,800 / 0

COMPENSATION OF DIRECTORS. Non-management directors are paid $500.00 for each board meeting attended. Directors who are also full-time employees are not paid Directors' fees.

EMPLOYMENT CONTRACTS.

         None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock, as of March 10, 1999,
(i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock, (ii) by each of the executive officers mentioned in the tables under "Executive Compensation" and by each of the Company's directors, and (iii) by all officers and directors as a group.

---------------------------------------------------------------------------------------------------------------------------
                      NAME AND ADDRESS                                       AMOUNT AND NATURE OF             PERCENT OF
                      BENEFICIAL OWNER                                       BENEFICIAL OWNERSHIP             CLASS (1)
---------------------------------------------------------------------------------------------------------------------------
          Argyle Capital Management Corporation............                      2,533,158(2)                   18.0%
                   Robert A. Olins
                   14 East 82nd
                   New York, New York 10028
---------------------------------------------------------------------------------------------------------------------------
          Raymond L. Bauch.................................                       1,956,600                     16.9%
                   14 Office Drive Park, Suite 1
                   Palm Coast, FL 32137
---------------------------------------------------------------------------------------------------------------------------
          Sabotini, Ltd....................................                     2,060,000 (3)                   16.4%
                   C/O Wychwood Trust Ltd.
                   1 Castle St.
                   Castletown
                   Isle of Man, British Isles
---------------------------------------------------------------------------------------------------------------------------
          Steven Francis Tripp.............................                     2,151,600 (4)                   15.7%
                   Noteholder Representative
                   2021 Brook Highland Ridge
                   Birmingham, Alabama 35242
---------------------------------------------------------------------------------------------------------------------------
          Jalcanto, Ltd. ..................................                     1,267,500 (5)                   10.8%
                   C/O Wychwood Trust Ltd.
                   1 Castle St.
                   Castletown
                   Isle of Man, British Isles
---------------------------------------------------------------------------------------------------------------------------
          Michael H. Burney................................                       17,500(6)                       *
                   8-C Commercial Blvd.
                   Novato, CA  94949
---------------------------------------------------------------------------------------------------------------------------
          Fred R. Hammett..................................                           0                           *
                   8-C Commercial Blvd.
                   Novato, CA  94949
---------------------------------------------------------------------------------------------------------------------------
          Miles L. Scott...................................                           0                           *
                   8-C Commercial Blvd.
                   Novato, CA  94949
---------------------------------------------------------------------------------------------------------------------------
          Lawrence J. Matteson.............................                       17,500(7)                       *
                   8-C Commercial Blvd.
                   Novato, CA  94949
---------------------------------------------------------------------------------------------------------------------------
          Asa Lanum........................................                       12,500(8)                       *
                   8-C Commercial Blvd.
                   Novato, CA  94949
---------------------------------------------------------------------------------------------------------------------------
          All directors and officers as a group                                     60,000                        *
                   (6 persons).............................
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
          * Represents less than 1%
---------------------------------------------------------------------------------------------------------------------------

(1) Based upon a total of 11,555,554 shares outstanding as of March 10, 1999.

(2) Includes 2,520,658 shares held by Argyle Capital Management Corporation, of which Mr. Olins is President and over which Mr. Olins exercises voting control. Also includes 12,500 shares subject to outstanding stock options held by Mr. Olins that are exercisable on or before May 10, 1999.

(3) Based solely upon information filed in a Schedule 13D by the named shareholder. To the Company's knowledge, Shaun F. Cairns and Paul A. Bell are the sole directors of the named shareholder. As such, Mr. Cairns and/or Mr. Bell may be deemed to be the beneficial owner(s) of the shares of the Company's Common Stock held by the named shareholder. Includes 992,500 shares subject to warrants exercisable within 60 days of March 10, 1999.

(4) Based solely upon information filed on Schedule 13D by the named shareholder on March 9, 1999, which amended the Schedule 13D filed on November 25, 1998. These Schedule 13Ds were filed when certain investors, who may be deemed to be a "Group" for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934 purchased Convertible Secured Notes of the Company that are convertible into common stock of the Company within 60 days of March 10, 1999. To date, none of these Convertible Secured Notes have been converted into shares of common stock of the Company.

(5) Based solely upon information filed in a Schedule 13D by the named shareholder. To the Company's knowledge, Shaun F. Cairns and Paul A. Bell are the sole directors of the named shareholder. As such, Mr. Cairns and/or Mr. Bell may be deemed to be the beneficial owner(s) of the shares of the Company's Common Stock held by the named shareholder. Includes 200,000 shares subject to warrants exercisable within 60 days of March 10, 1999.

(6) Includes 17,500 shares subject to options exercisable within 60 days of March 10, 1999.

(7) Includes 17,500 shares subject to options exercisable within 60 days of March 10, 1999.

(8) Includes 12,500 shares subject to options exercisable within 60 days of March 10, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         From December 1997 through July 1998 Argyle Capital Management Corporation, a company affiliated with Robert Olins, a Director of the Company, purchased Convertible Secured Notes of the Company in the outstanding principle amount $1,188,000. These Convertible Secured Notes accrue interest at 6% and are convertible $0.50 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

               EXHIBIT #       DESCRIPTION
                  3.1*         Certificate of Incorporation
                  3.2*         By-laws
                  4.5*         Form of Debenture
                  4.6*         Registration Rights Agreement
                  4.7*         Form of Convertible Secured Loan Agreement
                               (incorporated by reference to Exhibit 3 of the
                               Lenders' Schedule 13D, as filed with Commission
                               as of November 25, 1998)
                  4.8*         Form of Convertible Secured Note (incorporated by
                               reference to Exhibit 2 of the Lenders' Schedule
                               13D, as filed with the Commission as of November
                               25, 1998)
                  4.9*         Form of Security Agreement (incorporated by
                               reference to Exhibit 4 of the Lenders' Schedule
                               13D, as filed with the Commission as of November
                               25, 1998)
                  4.10*        Form of Intercreditor Agreement (incorporated by
                               reference to Exhibit 5 of the Lenders' Schedule
                               13D, as filed with the Commission as of November
                               25, 1998)

                  4.11*        Form of Registration Rights Agreement
                               (incorporated by reference to Exhibit 6 in the
                               Lenders' Schedule 13D, as filed with the
                               Commission as of November 25, 1998)
                 10.1*#        1991 Stock Option Plan
                 10.2*#        Form of Officers and Directors Agreement
                 10.3*#        Employee Stock Option Plan
                 10.4*#        Director Stock Option Plan
                 10.5*         Agreement between Sayett Group, Inc.and
                                        Intervision Systems, Inc.
                                        Dated March 11, 1994
                 10.6*         Agreement and Plan of Reorganization, dated
                                        January 26, 1995
                 10.7*         Sayett Group, Inc. and WAH III Technology
                                       Subscription and Stock Purchase
                                       Agreement, dated November 25, 1992
                 10.8*         Amendment to Subscription and Stock Purchase
                                       Agreement, dated June 29, 1993
                 10.9*         Second Amendment to Subscription and Stock
                                        Purchase Agreement, Dated April 27, 1994
                 10.10*        Stock Purchase Agreement, dated July 19, 1994
                 10.11*        Share Purchase Agreements dated July 10, 1996
                                        between the Company and each of
                                        Jalcanto, Ltd. and Sabotini, Ltd.
                 10.12*        Agreement and Warrant to Purchase 792,500 Common
                                        Shares of SpatiaLight, Inc. as issued
                                        to each of Jalcanto, Ltd. and
                                        Sabotini, Ltd.
                 10.13*        Amendment to Share Purchase Agreements dated
                                        November 11, 1996 with each of
                                        Jalcanto, Ltd. and Sabotini, Ltd.
                 10.14*#       Employment Agreement between the Company and
                                        William E. Hollis dated July 1, 1996
                 10.15*#       Employment Agreement between the Company and
                                        Dean S. Irwin dated July 1, 1996
                 10.16*        Distribution Agreement between SpatiaLight of
                                        California, Inc. and Meadowlark Optics
                 10.17*#       Employment agreement between the Company and
                                        L. John Loomis dated February 17, 1997
                 10.18*        Form of Securities Purchase Agreement
                 10.19*#       Revised Employment Agreement between the Company
                                        and William E. Hollis dated September
                                        19, 1997
                 10.20*#       Revised Employment agreement between the
                                        Company and L. John Loomis dated
                                        September 19, 1997
                 10.21*#       Revised Employment Agreement between the Company
                                        and Dean S. Irwin dated September
                                        19, 1997
                 21.1          Subsidiaries of the Company
                 23.1          Consent of Independent Public Accountants
                 27.1          Financial Data Schedule
                 99.1*         Press Release of SpatiaLight, Inc. dated
                                        December 2, 1998.

          #  Designates management contracts and compensatory plans.
          *  Previously filed.

         In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 1999.

                                    SPATIALIGHT, INC.

                                    By: /s/ Michael H. Burney
                                    Michael H. Burney
                                    Chief Executive Officer, Treasurer,
                                    Secretary, and Director (PRINCIPAL EXECUTIVE
                                    OFFICER)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


      SIGNATURE             TITLE                                DATE
      ---------             -----                                ----

/s/ Michael H. Burney       Chief Executive Officer,           March 30, 1999
------------------------    Treasurer, Secretary and
Michael H. Burney           Director (PRINCIPAL EXECUTIVE, FINANCIAL &
                            ACCOUNTING OFFICER)


/s/ Lawrence J. Matteson    Director                           March 30, 1999
------------------------
Lawrence J. Matteson


/s/ Robert A. Olins         Director                           March 30, 1999
------------------------
Robert A. Olins


/s/ Asa W. Lanum            Director                           March 30, 1999
------------------------
Asa W. Lanum