Form 10QSB
period 1999-03-31
SPATIALIGHT INC
filed 1999-05-17
CIK 881468

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                  FORM 10-QSB



(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarterly period ended March 31, 1999

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ____________________ to_________________

                        Commission File Number 000-19828
                                               ---------


                                SpatiaLight, Inc.
        (Exact name of small business issuer as specified in its charter)



         New York                                        16-1363082
         --------                                        ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
Incorporation or organization)


                 9 Commercial Blvd., Suite 200, Novato, CA 94949
                 -----------------------------------------------
                    (Address of principal executive offices)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,611,380 shares of common stock as of May 3, 1999.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]     No [X]

                       SPATIALIGHT, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999


                                Table of Contents
                                -----------------

PART I                     FINANCIAL INFORMATION
         Item 1.           Condensed Consolidated Financial Statements (unaudited)

                           Consolidated Balance Sheets dated
                           March 31, 1999 and December 31, 1998.....................................3

                           Consolidated Statements of Operations
                           for the Three Months Ended
                           March 31, 1999 and 1998..................................................4

                           Consolidated Statements of Cash Flows
                           for the Three Months Ended March 31, 1999 & 1998.........................5

                           Notes to Condensed Consolidated Financial Statements.....................6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations.........................8

PART II                    OTHER INFORMATION

         Item 2.           Changes in Securities....................................................13

         Item 6.           (a) Exhibits and Reports on Form 8-K.....................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

SPATIALIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                   March 31,                     December 31,
                                                                      1999                           1998
                                                                -------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                           $ 274,797                       $ 470,086
   Accounts receivable                                                    11,525                          30,492
   Inventories                                                            14,191                          18,296
   Other                                                                  62,425                               0
                                                                -----------------             -------------------
     Total current assets                                                362,938                         518,874

Property and equipment, net                                              223,016                         221,498
Other                                                                    135,992                         187,204
                                                                -----------------             -------------------

          Total assets                                                 $ 721,946                       $ 927,576
                                                                -----------------             -------------------
                                                                -----------------             -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                    $ 464,078                       $ 466,031
   Short term notes payable                                            3,925,606                       3,337,508
   Accrued expenses and other liabilities                                 69,721                          96,693
                                                                -----------------             -------------------
     Total current liabilities                                         4,459,405                       3,900,232

Noncurrent liabilities
   Long term capital lease obligations                                    17,597                          25,420
                                                                -----------------             -------------------
          Total liabilities                                            4,477,002                       3,925,652

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.01 par value:
      20,000,000 shares authorized; 11,555,554
      and 11,413,501 shares issued and outstanding
      at March 31, 1999 and December 31, 1998                            115,556                         114,135
Additional paid-in capital                                            11,014,095                      10,854,938
Accumulated deficit                                                  (14,884,707)                    (13,967,149)
                                                                -----------------             -------------------
     Total stockholders' equity(deficit)                              (3,755,056)                     (2,998,076)

          Total liabilities and
          stockholders' equity (deficit)                               $ 721,946                       $ 927,576
                                                                -----------------             -------------------
                                                                -----------------             -------------------

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                      1999                    1998
                                                               -------------------       ---------------
Revenues:

   Sales                                                                 $ 31,500                    $0
                                                               -------------------       ---------------
          Total revenues                                                   31,500                     0

Cost of sales                                                               4,104                     0
                                                               -------------------       ---------------
          Gross profit                                                     27,396                     0

   Selling, general and administrative expenses                           538,277               463,248
   Research and development expenses                                      360,070               506,089
                                                               -------------------       ---------------
          Total operating expenses                                        898,347               969,337

          Operating loss                                                 (870,951)             (969,337)

Other income (expense)
   Interest income                                                          3,291                 3,683
   Interest and other expense                                             (49,898)              (23,029)
                                                               -------------------       ---------------
          Total other expense                                             (46,607)              (19,346)


   Loss from operations before income taxes                              (917,558)             (988,683)

Income taxes                                                                    0                     0
                                                               -------------------       ---------------
          Net loss                                                     $ (917,558)           $ (988,683)
                                                               -------------------       ---------------
                                                               -------------------       ---------------
Net loss per share (basic and diluted)                                      (0.08)                (0.10)

Weighted average shares used in computing                              11,488,099             9,640,554
                                                               -------------------       ---------------
                                                               -------------------       ---------------
   net loss per share -  basic and diluted



See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                            Three Months Ended
                                                                               March 31,
                                                                        1999                   1998
                                                                  ----------------------------------------
Cash flows from operating activities:

Net loss                                                                $ (917,558)            $ (988,683)

Adjustments to reconcile net loss to net cash
 used by operating activities:
Non-cash items:
   Depreciation and amortization                                            24,196                 20,380
   Warrants issued as payment for services                                 134,962                      0
   Common stock issued as compensation to employees
     and consultants                                                        17,220                      0
   Common stock payable as payment of interest                               8,396
   Non-cash costs of financing                                                   0                115,358
   Changes in assets and liabilities:
      Accounts receivable                                                   18,967                      0
      Inventories                                                            4,105                      0
      Other current assets                                                 (62,425)                   598
      Other assets                                                          51,212                 (6,640)
      Accounts payable                                                      (1,953)                65,009
      Current portion captial lease obligation                                 552                   (771)
      Accrued expenses and other current liabilities                       (27,524)                83,206
                                                                  -----------------      -----------------

                     Net cash used by operating activities                (749,850)              (711,543)

Cash flows from investing activities:
   Capital expenditures                                                    (25,714)               (18,985)
                                                                  -----------------      -----------------

                     Net cash used by investing activities                 (25,714)               (18,985)

Cash flows from financing activities:
   Long term capital lease obligation                                       (7,823)                (5,527)
   Proceeds from short term notes payable                                  588,098                603,505
                                                                  -----------------      -----------------
                 Net cash provided by financing activities                 580,275                597,978

Net decrease cash and cash equivalents                                    (195,289)              (132,550)

Cash and cash equivalents at beginning of period                           470,086                415,625
                                                                  -----------------      -----------------

Cash and cash equivalents at end of period                               $ 274,797              $ 283,075
                                                                  -----------------      -----------------
                                                                  -----------------      -----------------


See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.       Business Description

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

The address and telephone number of the Company's principal executive offices are 9 Commercial Boulevard, Suite 200, Novato, California 94949, (415) 883-1693. The Company was organized under the laws of the State of New York in 1989 under the name of "Sayett Acquisition Company, Inc."; it subsequently changed its name to Sayett Group, Inc. and, in June 1996, changed its name again to SpatiaLight, Inc. The Company has a wholly owned subsidiary named SpatiaLight of California, Inc.

2.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, Inc. ("SpatiaLight" or "the Company"), the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the years ended December 31, 1998 and 1997.

3.       Going Concern Uncertainty

The Company's operations are constrained by an insufficient amount of working capital. The Company continues to experience negative cash flows and net operating losses. The Company's operations in recent months have been funded by loans and convertible securities, which are secured by substantially all the assets of the Company. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional loans or any other financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $917,558 in the three months ended March 31, 1999. Additionally, as of March 31, 1999 the Company's accumulated deficit totaled $14,884,707. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations, is dependent upon future events. These events include obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

4.       Loss Per Common Share

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

5.       Short term notes payable

Short term convertible notes payable at March 31, 1999 consist of short term convertible securities totaling 3,925,606, including accrued interest. The securities accrue interest at 6% and are due on December 31, 1999. The securities are convertible into the Company's common stock at $.50 to $.75 per share and are secured by substantially all the assets of the Company.

3.       Issuance of Common Stock

During the first quarter of 1999, the Company issued 142,053 shares of common stock that had been subscribed to in 1998. In addition, the Company committed to issue 18,182 shares to one employee and one contractor. The expense associated with this commitment is $17,220 and is recorded in research and development expense. The subscribed shares are recorded in additional paid-in capital. The Company committed to issue an additional 4,849 shares of stock in exchange for $8,396 of interest expense incurred in 1998.

During the first quarter of 1999, the Company issued an immediately exercisable Class A Warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share which expires on November 15, 2000. A Class B Warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share which is exercisable from the date the Class A warrant is exercised and expires on November 15, 2001. A Class C Warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.50 per share which is exercisable from the date the Class B warrant is exercised and expires on November 15, 2002. The warrants are in exchange for services rendered which resulted in the identification of sources of funding for the Company. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future", "interests," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, and in particular, those contained in this Item 2 as well as those discussed in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

The Company's operations are constrained by an insufficient amount of working capital. The Company continues to experience negative cash flows and net operating losses. The Company's operations in recent months have been funded by loans and by a series of convertible securities, which are secured by substantially all the assets of the Company. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional loans or any other financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern. See Note 3 of Notes to Condensed Consolidated Financial Statements.

OVERVIEW

SpatiaLight is developing and commercializing a miniature high-resolution active matrix liquid crystal display. The Company's display is designed to be the essential component in high-resolution, projected display systems which may be produced at lower costs than current or anticipated projection systems. The Company has produced development kits which have been made available to potential customers. Potential applications of this technology include projection computer monitors and televisions; head mounted displays, optical computing, holographic imaging and other display applications. The Company has made only limited sales to date, and there can be no assurance that the Company will ever be able to commercialize its technology.

LIQUIDITY AND CAPITAL RESOURCES

Most of the Company's revenue to date has been derived from limited sales of its displays. Although the Company is producing displays worthy of advanced characterization in anticipation of mass production, the Company has not yet completed its goal of mass production. Further development and testing will be necessary before this product or the Company's other proposed products will be available for commercial end-use applications. Delays in development may result in the Company's introduction of products later than anticipated, which may have an adverse effect on both the Company's financial and competitive position. Moreover, the Company may never be successful in developing or manufacturing a commercially viable display. In addition, the display may never be technically or commercially successful and the Company may never be able to manufacture adequate quantities of its displays at commercially acceptable cost levels or on a timely basis.

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

As of March 31, 1999, the Company had $274,797 in cash and cash equivalents. Accounts receivable at March 31, 1999 totaled $11,525 and represented primarily amounts due on developer kits shipped in the first quarter. The Company's net working capital at March 31, 1999 was approximately ($4,096,467).

Net cash used by operating activities totaled $749,850 and $711,543 for the three months ended March 31, 1999 and 1998, respectively. This change was due primarily to the pay-down of accounts payable and other accrued and current liabilities. Net cash that was provided by financing activities in the three months ended March 31, 1999 was $580,275, as compared to 597,987 for the first quarter in 1998.

As of March 31, 1999, the Company had an accumulated deficit of $14,884,707. The Company has realized significant losses in the past and expects that these losses will continue at least through 1999. It is likely that the Company will have quarterly and annual losses in 1999 and beyond. The Company has generated limited revenues and no profits from operations. The development, commercialization and marketing of the Company's products will require substantial expenditures for the foreseeable future. Consequently, the Company may continue to operate at a loss for the foreseeable future and there can be no assurance that the Company's business will operate on a profitable basis.

RESULTS OF OPERATIONS

Total revenues for the three months ended March 31, 1999 were $31,500, representing a 100% increase over the comparable quarter of 1998. This is due to sales of developer kits in the first quarter of 1999.

Cost of sales represents product costs associated with the production of display developer kits. Cost of sales was $4,104 and $0, in the quarters ended March 31, 1999 and 1998 respectively. There were no product sales in the first quarter of 1998.

Selling, general and administrative costs were $538,277 in the three months ended March 31, 1999. The increase of approximately $75,000 or 16% over the first quarter of 1998 is due primarily to an increase in consulting expenses of $135,000. This consulting expense is the result of the issuance of a warrant during the first quarter of 1999 in exchange for consulting services rendered. This increase in expenses for 1999 was offset by a decrease in recruitment and bonus expenses as well as decreased marketing expenses. Research and development costs of $360,070 for the three months ended March 31, 1999 decreased 29% from the comparable quarter in the prior year. This decrease was also due to a decrease in bonus expense, materials and supplies.

Interest expense for the three months ended March 31, 1999 was $48,898, an increase of 117% over the comparable quarter of 1998. The increase was due to interest related to convertible securities issued during 1998 and the first quarter 1999.

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

PART II.          OTHER INFORMATION

ITEM 2.

During the first quarter of 1999, the Company issued an immediately exercisable Class A Warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share which expires on November 15, 2000. A Class B Warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share which is exercisable from the date the Class A warrant is exercised and expires on November 15, 2001. A Class C Warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.50 per share which is exercisable from the date the Class B warrant is exercised and expires on November 15, 2002. The warrants are in exchange for services rendered which resulted in the identification of sources of funding for the Company. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

During the first quarter of 1999, the Company issued convertible notes in the aggregate principal amount of $558,000. These notes are convertible into common shares at a conversion price of $0.75 per Common Share. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

ITEM 5.           OTHER INFORMATION

Proposals of shareholders intended to be presented at the 1999 Annual Meeting of Shareholders of the Company must have been received by the Company at 9 Commercial Boulevard, Suite 200, Novato, CA 94949, a reasonable time prior to the solicitation of proxies from shareholders for this annual meeting is made.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a)          Exhibits:
                  27    Financial Data Schedule
                  10.22 Standard Office Lease, dated February 22, 1999,
                        between Dennis A. and Susan Johann Gilardi and
                        SpatiaLight, Inc.
                  23.1  Consent of DeLoitte & Touche, LLP (incorporated by
                        reference to the Company's registration statement on Form S-8 as filed with the Securities and Exchange
                        Commission on August 1, 1994.

     (b)          Reports on Form 8-K:

     No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Date:            May 17, 1999
                                           -------------------------------------

                                      SpatiaLight, Inc.

                                      By:  /s/ Michael H. Burney
                                         ---------------------------------------
                                            Michael H. Burney
                                            Chief Executive Officer
                                            (Principal Executive, Financial
                                               And Accounting Officer)