Form 10QSB
period 1999-06-30
SPATIALIGHT INC
filed 1999-08-16
CIK 881468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from _________ to _________

                        Commission File Number 000-19828

                                SPATIALIGHT, INC.
        (Exact name of small business issuer as specified in its charter)


            NEW YORK                                  16-1363082
   (State or other jurisdiction of          (IRS Employer Identification No.)
   Incorporation or organization)


                9 COMMERCIAL BLVD., SUITE 200, NOVATO, CA 94949
                   (Address of principal executive offices)


                                 (415) 883-1693
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,840,145 shares of common stock as of August 11, 1999.

     Transitional Small Business Disclosure Format (check one):
Yes [ ]     No [X]

                      SPATIALIGHT, INC. AND SUBSIDIARIES

                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 1999


                                TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets dated
               June 30, 1999 and December 31, 1998.......................................3

               Condensed Consolidated Statements of Operations
               for the Three and Six Months Ended
               June 30, 1999 and 1998....................................................4

               Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 1999 and 1998...........................5

               Notes to Condensed Consolidated Financial Statements......................6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations..........................9


PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings........................................................14

     Item 2.   Changes in Securities....................................................14

     Item 4.   Submission of Matters to a Vote of Security Holders......................14

     Item 6.   Exhibits and Reports on Form 8-K.........................................15

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (unaudited)

                      SPATIALIGHT, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (unaudited)

                                                                  June 30,          December 31,
                                                                    1999                1998
                                                               ---------------------------------
ASSETS

Current assets
   Cash and cash equivalents                                   $    334,696             470,086
   Accounts receivable                                               18,000              30,492
   Inventories                                                       45,725              18,296
   Other                                                             15,346                   0
                                                               -------------        ------------
      Total current assets                                          413,767             518,874

Property and equipment, net                                         343,724             221,498
Other                                                                36,730             187,204
                                                               -------------        ------------

      Total assets                                             $    794,221             927,576
                                                               -------------        ------------
                                                               -------------        ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                            $    543,218             466,031
   Accrued expenses and other current liabilities                    97,987              96,693
   Convertible Secured notes payable                              3,365,257           3,337,508
                                                               -------------        ------------
      Total current liabilities                                   4,006,462           3,900,232

Capital lease obligations, net of current portion                    11,844              25,420
                                                               -------------        ------------
      Total liabilities                                           4,018,306           3,925,652

Commitments and contingencies

Stockholders' deficit Common stock, $.01 par value:
      40,000,000 shares authorized; issued and
      outstanding 12,834,572 at June 30, 1999
      and 11,413,501 at December 31, 1998                           128,346             114,135
Additional paid-in capital                                       12,878,276          10,854,938
Accumulated deficit                                             (16,230,707)        (13,967,149)
                                                               -------------        ------------
      Total stockholders' deficit                                (3,224,085)         (2,998,076)

Total liabilities and stockholders' deficit                    $    794,221             927,576
                                                               -------------        ------------
                                                               -------------        ------------

See accompanying notes to condensed consolidated financial statements

                    SPATIALIGHT, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations (unaudited)

                                                           Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                          1999              1998               1999               1998
                                                      ------------       -----------        -----------       -----------
Net revenues                                          $    10,000                 0             41,500                 0

Cost of sales                                               1,368                 0              5,473                 0
                                                      ------------       -----------        -----------       -----------
          Gross Profit                                      8,632                 0             36,027                 0

   Selling, general and administrative expenses           884,454           411,163          1,422,731           874,412
   Research and development expenses                      413,316           338,002            773,385           844,090
                                                      ------------       -----------        -----------       -----------
          Total operating expenses                      1,297,770           749,165          2,196,116         1,718,502

          Operating loss                               (1,289,138)         (749,165)        (2,160,089)       (1,718,502)

Other income (expenses)

   Interest income                                          4,698             2,640              7,989             6,322
   Interest and other expense                             (59,960)          (32,321)          (109,858)          (55,349)
                                                      ------------       -----------        -----------       -----------
          Total other income (expenses)                   (55,262)          (29,681)          (101,869)          (49,027)
                                                      ------------       -----------        -----------       -----------

   Loss from operations before income taxes            (1,344,400)         (778,846)        (2,261,958)       (1,767,529)

Income taxes                                                1,600             2,665              1,600             2,665
                                                      ------------       -----------        -----------       -----------

          Net loss                                    $(1,346,000)         (781,511)        (2,263,558)       (1,770,194)
                                                      ------------       -----------        -----------       -----------
                                                      ------------       -----------        -----------       -----------

Basic and diluted loss per share applicable to
common shareholders                                   $     (0.11)            (0.07)             (0.19)            (0.17)
                                                      ------------       -----------        -----------       -----------
                                                      ------------       -----------        -----------       -----------
Weighted average shares used in computing
 net loss per share                                    11,991,284        11,085,143         11,739,692        10,389,065
                                                      ------------       -----------        -----------       -----------
                                                      ------------       -----------        -----------       -----------

See accompanying notes to condensed consolidated financial statements

                      SPATIALIGHT, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 1999                       1998
                                                                             ---------------------------------------
Cash flows from operating activities:
Net loss                                                                     $(2,263,558)                (1,770,194)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                  56,715                     40,645
   Non cash stock issuance costs                                                       0                    183,815
   Non cash compensation for salaries and consulting                             564,082                          0
   Changes in operating assets and liabilities:
      Accounts receivable                                                         12,492                          0
      Inventories                                                                (27,429)                         0
      Prepaid expenses and other current assets                                  (15,346)                     4,504
      Other assets                                                               150,474                     (9,386)
      Accounts payable                                                            77,187                    182,194
      Accrued expenses and other current liabilities                              26,528                     87,456
                                                                             ------------                -----------
         Net cash used in operating activities                                (1,418,855)                (1,280,966)

Cash flows from investing activities:
   Purchase of property and equipment                                           (178,941)                   (17,849)
                                                                             ------------                -----------

         Net cash used in investing activities                                  (178,941)                   (17,849)

Cash flows from financing activities:
   Payments on capital lease obligations                                         (13,576)                   (12,645)
   Payments on convertible secured notes payable                                       0                   (250,000)
   Proceeds from issuance of convertible secured notes payable                   590,876                  1,171,957
   Repayment from note receivable                                                 63,490                          0
   Proceeds from sale of warrants                                                616,250                          0
   Proceeds from exercise of warrants and options                                205,366                          0
                                                                             ------------                -----------
         Net cash provided by financing activities                             1,462,406                    909,312

Net decrease in cash and cash equivalents                                       (135,390)                  (389,503)

Cash and cash equivalents at beginning of period                                 470,086                    415,624
                                                                             ------------                -----------

Cash and cash equivalents at end of period                                   $   334,696                     26,121
                                                                             ------------                -----------
                                                                             ------------                -----------

Supplemental disclosure of cash flow information:
   Income taxes paid during the period                                       $     1,600                      1,600
                                                                             ------------                -----------
   Interest paid during the period                                           $     4,529                     16,849
                                                                             ------------                -----------
Non cash financing activities:
   Conversion of convertible secured notes payable
     and accrued interest thereon to common stock                            $   626,617                          0
                                                                             ------------                -----------
   Common stock issued to extinguish accounts payable                        $    31,262                          0
                                                                             ------------                -----------
   Common stock issued to extinguish notes payable                           $   112,666                          0
                                                                             ------------                -----------

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements

1.       Business Description

SpatiaLight, Inc. and Subsidiaries ("SpatiaLight" or the "Company") are in the business of designing and commercializing miniature, high-resolution active matrix liquid crystal displays mounted directly on silicon chips. These displays are also known as and commonly referred to as Liquid Crystal
Displays ("LCD"), Active Matrix Liquid Crystal Displays ("AMLCD"), Liquid Crystal on Silicon ("LCOS"), and Spatial Light Modulators ("SLM"). These displays are designed in a manner that can potentially provide high-resolution images suitable for computer, video and other applications while utilizing the existing manufacturing processes of typical silicon and liquid crystal displays to obtain economies of scale and thereby reduce costs. To date, the Company has only sold sample quantities of its displays to customers who are evaluating the displays for use in their products.

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

The address and telephone number of the Company's principal executive offices are 9 Commercial Boulevard, Suite 200, Novato, California 94949, (415) 883-1693. The Company was organized under the laws of the State of New York in 1989 under the name of "Sayett Acquisition Company, Inc."; it subsequently changed is name to Sayett Group and in June 1996 changed its name to SpatiaLight, Inc. The Company has a wholly owned subsidiary named SpatiaLight of California, Inc.

2.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the years ended December 31, 1998 and 1997.

3.       Going Concern Uncertainty

The Company's operations are constrained by an insufficient amount of working capital. The Company continues to experience negative cash flows and net operating losses. The Company's operations in recent months have been funded by convertible securities, which are secured by substantially all the assets of the Company and warrants. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $2,263,558 in the six months ended June 30, 1999. Additionally, as of June 30, 1999, the Company's accumulated deficit totaled $16,230,707. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations are dependent upon future events. These events include obtaining adequate financing to fulfill its development activities; successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In an effort to improve operating performance, the Company has been and will be implementing certain programs and strategies in 1999. These strategies include:

-    Raising additional capital.

- Outsourcing of all manufacturing activities, which will be monitored by the Company's staff.

- Developing strategic alliances with potential customers and/or licensing of the Company's technology.

- Development contracts with customers to customize the Company's displays for use in their products.

4.       Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share as of June 30, 1999, are options and warrants to acquire 1,987,500 and 3,692,000 shares of common stock, respectively, and 6,175,255 common share equivalents relating to convertible secured notes, from the assumed exercise of such instruments because their effects would be antidilutive. The weighted average exercise price as of June 30, 1999 for the options, warrants and common share equivalents is $0.70, $1.38, and $0.65, respectively.

5.       Short Term Notes Payable

Short term convertible notes payable at June 30, 1999, consist of short-term convertible securities totaling $3,365,257 including accrued interest. The securities accrue interest at 6% and are due on December 31, 1999. The securities are convertible into the Company's common stock at $.50 to $.75 per share and are secured by substantially all the assets of the Company. During the quarter ended June 30, 1999 $626,617 of short-term convertible notes including accrued interest thereon, were converted to 809,548 shares of common stock.

6.       Issuance of Common Stock

During the second quarter of 1999 the Company issued 428,200 and 7,500 shares of common stock upon the exercise of warrants and options, respectively. Total cash received was $205,366. During the second quarter of 1999, the Company issued 809,548 shares of common stock upon the conversion of convertible secured notes payable and accrued interest thereon totaling $626,617. In addition, 148,783 shares of common stock were issued in exchange for accounts payable and extinguishment of debt. No gain or loss was recognized on this transaction.

During the second quarter of 1999, the Company granted Class A, Class B and Class C Warrants, with exercise prices of $1.50, $2.00 and $2.50, respectively. The Class A Warrant is immediately exercisable and allows the holder to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share, which expires on November 15, 2000. Upon exercise of the Class A Warrant, a Class B Warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share which is exercisable from the date the Class A Warrant is exercised and expires on November 15, 2001. Upon exercise of the Class B Warrant a Class C Warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.50 per share which is exercisable from the date the Class B Warrant is exercised and expires on November 15, 2002. The Warrants, which are immediately vested, are in exchange for services rendered during the quarter in advising the Company as to feasible capital structures and assisting in identifying appropriate capital sources. The Company determined the fair value of the Class A, Class B and Class C Warrants on the grant date and recorded the value of approximately $400,000 as consulting expense in the quarter ended June 30, 1999. The Company made a preliminary estimate in determining the fair value of the Warrants using the Black Scholes option pricing model with the following assumptions: a stock volatility of 62%, an expected life of six months and a risk free rate of 5.2%. No dividends are expected for the term of the Warrants. The Company is in the process of obtaining an independent valuation of the Warrants. As a result, there may be a difference between the Company's preliminary estimate of value and the independent valuation. Any significant difference will be accounted for on a prospective basis. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

7.       Segment Reporting

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was adopted by the Company in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenue and holds assets, and major customers.

SpatiaLight, Inc.'s chief operating decision-maker is the Chief Executive Officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations and we have no foreign operations. Therefore the Company operates in a single reportable segment for purposes of applying SFAS 131.

8.       Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" which the Company adopted in 1998. SFAS 130 established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. There are no differences between net loss and comprehensive loss for any of the periods presented.

9.       Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137.

The Company does not anticipate that SFAS 133 will have a material impact on its financial statements.

10.      Legal Proceedings

On June 21, 1999, the Company settled a complaint filed in the Superior Court of Marin County, California (Case No. 174538) filed by L. John Loomis the Company's former President and Chief Operating Officer against the Company, the Company's CEO, Treasurer, and Director, Michael Burney, and Directors Robert Olins and Larry Matteson. The complaint alleged wrongful discharge, breach of contract, breach of the covenant of good faith and fair dealing, violation of California Labor Code Section 201 and defamation by the defendants in the connection with the separation of Mr. Loomis' employment with the Company on June 24, 1998. The terms of the settlement are confidential.

11.     Subsequent Events

On July 2, 1999, the Company granted Class A, Class B and Class C Warrants, with exercise prices of $1.50, $2.00 and $2.50, respectively. The Class A Warrant is immediately exercisable and allows the holder to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share, which expires on November 15, 2000. Upon exercise of the Class A Warrant, a Class B Warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share which is exercisable from the date the Class A Warrant is exercised and expires on November 15, 2001. Upon exercise of the Class B Warrant a Class C Warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.50 per share which is exercisable from the date the Class B Warrant is exercised and expires on November 15, 2002. The Warrants, which are immediately vested, are in exchange for services rendered during the third quarter in advising the Company as to feasible capital structures and assisting in identifying appropriate capital sources. The Company determined the fair value of the Class A, Class B and Class C Warrants on the grant date and recorded the value of approximately $485,000 as consulting expense in the quarter ended September 30, 1999. The Company made a preliminary estimate in determining the fair value of the Warrants using the Black Scholes option pricing model with the following assumptions: a stock volatility of 62%, an expected life of six months and a risk free rate of 5.2%. No dividends are expected for the term of the Warrants. The Company is in the process of obtaining an independent valuation of the Warrants. As a result, there may be a difference between the Company's preliminary estimate of value and the independent valuation. Any significant difference will be accounted for on a prospective basis. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE SAFE HARBOR PROVISIONS CREATED BY THAT STATUTE. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "FUTURE," "INTERESTS," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED HEREIN, AND IN PARTICULAR, THOSE CONTAINED IN THIS ITEM 2 AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1999. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE NEEDED TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 1999, and the results of operations for the Company for the three months and six months ended June 30, 1999 and 1998. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

GENERAL

The Company's operations are constrained by an insufficient amount of working capital. The Company continues to experience negative cash flows and net operating expenses. The Company's operations in recent months have been funded by a series of convertible securities, which are secured by substantially all the assets of the Company and warrants. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern. See Note 3 of Notes to Condensed Consolidated Financial Statements.

OVERVIEW

SpatiaLight is developing and commercializing a miniature, high-resolution active matrix liquid crystal display. The Company's display is designed to be the essential component in high-resolution, projected display systems which may be produced at lower costs than current or anticipated projection systems. The Company has produced development kits, which have been made available to potential customers. Potential applications of this technology include projection computer monitors and televisions; head mounted displays, optical computing, holographic imaging and other display applications. The Company has made only limited sales to date, and there can be no assurance that the Company will ever be able to commercialize its technology.

LIQUIDITY AND CAPITAL RESOURCES

Most of the Company's revenues to date have been derived from limited sales of its displays. Although the Company is producing displays worthy of advanced characterization in anticipation of mass production, the Company has not yet completed its goal of mass production. Further development and testing will be necessary before this product or the Company's other proposed products will be available for commercial end-use applications. Delays in development may result in the Company's introduction of products later than anticipated, which may have an adverse effect on both the Company's financial and competitive position. Moreover, the Company may never be successful in developing or manufacturing a commercially viable display. In addition, the display may never be technically or commercially successful and the Company may never be able to manufacture adequate quantities of its displays at commercially acceptable cost levels or on a timely basis.

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

As of June 30, 1999, the Company has $334,696 in cash and cash equivalents. Accounts receivable at June 30, 1999 totaled $18,000 and represented primarily amounts due on developer kits shipped in the second quarter. The Company's net working capital at June 30, 1999 was negative $3,592,695.

Net cash used by operating activities totaled $1,418,855 and $1,280,966 for the six months ended June 30, 1999 and 1998, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the six months ended June 30, 1999 was $1,462,406, as compared to $909,312 for the six months ended June 30, 1998. Cash was provided primarily from proceeds from the issuance of convertible secured notes payable and the sale of options and warrants.

As of June 30, 1999, the Company had an accumulated deficit of $16,230,707. The Company has realized significant losses in the past and expects that these losses will continue at least through 1999. It is likely that the Company will have quarterly and annual losses in 1999 and beyond. The Company has generated limited revenues and no profits from operations. The development, commercialization and marketing of the Company's products will require substantial expenditures for the foreseeable future. Consequently, the Company may continue to operate at a loss for the foreseeable future and there can be no assurance that the Company's business will operate on a profitable basis.

RESULTS OF OPERATIONS

Total revenues were $41,500 for the six months ended June 30, 1999, and $10,000 for the three months ended June 30, 1999. This is due to sales of developer kits in the first and second quarter of 1999. There were no sales in the first two quarters of 1998.

Cost of sales represents product costs associated with the production of display developer kits. Cost of sales was $5,473 for the six months ended June 30, 1999 and $1,368 for the three months ended June 30, 1999. There were no product sales in the first and second quarters of 1998.

Selling, general and administrative costs were $1,422,731 and $874,412 in the six months ended June 30, 1999 and 1998, respectively. Selling, general and administrative costs were $884,454 and $411,163 in the three months ended June 30, 1999 and 1998, respectively. These increases were due primarily to the cost associated with warrants issued in exchange for services in advising the Company as to feasible capital structures and assisting in identifying appropriate capital sources. See Note 6 for details of these instruments.

Research and development costs were $773,385 and $844,090 in the six months ended June 30, 1999 and 1998, respectively. Research and development costs were $413,316 and $338,002 in the three months ended June 30, 1999 and 1998, respectively. These increases were due primarily to an increase in parts, materials and wafer processing.

Interest expense for the six months ended June 30, 1999 and 1998 was $109,858 and $55,349, respectively. Interest expense for the three months ended June 30, 1999 and 1998 was $59,960 and $32,321, respectively. The increase was due to issuing additional convertible secured notes during the three months and six months ended June 30, 1999, for which interest was accrued at 6%.

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

The Company's displays may not be representative of the rapid and significant technological advances which have characterized the micro-display market. In addition, the Company may not have sufficient funds to invest in new technologies or products or processes. Although the Company believes that its displays have specifications and capabilities which equal or exceed that of commercially available LCD and Cathode Ray Tube ("CRT" or "Television") based display products, the manufacturers of these products may develop further improvements of their existing technology that would eliminate or diminish the Company's anticipated advantage.

In addition, numerous competitors have substantially greater financial, technical, marketing, distribution and other resources than the Company. The Company may also face an aggressive, well financed competitive response that may include misappropriation of the Company's intellectual property or predatory pricing.

DEPENDENCE ON THIRD PARTIES. The Company does not currently plan, nor does the Company currently have the financial resources to develop or market any end products utilizing the Company's displays. Therefore, the Company will be completely dependent upon independent third parties for the development, manufacturing and marketing of such products. No such products exist today using the Company's display, and the Company does not have commitments from any third party for such development, or marketing. There can be no assurance that any third party will develop or market a product incorporating the Company's display.

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

SpatiaLight in the process of conducting a comprehensive inventory and evaluation of its systems, equipment and facilities. SpatiaLight has a project scheduled to replace or upgrade systems and equipment that are known to be Year 2000 non-compliant. The Company has not identified alternative remediation plans in the unlikely case that upgrade or replacement is not feasible. The Company will consider the need for such remediation plans as it continues to assess the Year 2000 risk. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to the Company's operating results. The Company expects to conclude its estimates of cost prior to the end of the calendar year. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

On June 21, 1999, the Company settled a complaint filed in the Superior Court of Marin County, California (Case No. 174538) filed by L. John Loomis the Company's former President and Chief Operating Officer against the Company, the Company's CEO, Treasurer, and Director, Michael Burney, and Directors Robert Olins and Larry Matteson. The complaint alleged wrongful discharge, breach of contract, breach of the covenant of good faith and fair dealing, violation of California Labor Code section 201 and defamation by the defendants in connection with the separation of Mr. Loomis' employment with the Company on June 24, 1998. The terms of the settlement are confidential.

ITEM 2.  Change in Securities

During the second quarter of 1999, the Company granted Class A, Class B and Class C Warrants, with exercise prices of $1.50, $2.00 and $2.50, respectively. The Class A Warrant is immediately exercisable and allows the holder to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share, which expires on November 15, 2000. Upon exercise of the Class A Warrant, a Class B Warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share which is exercisable from the date the Class A Warrant is exercised and expires on November 15, 2001. Upon exercise of the Class B Warrant a Class C Warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.50 per share which is exercisable from the date the Class B Warrant is exercised and expires on November 15, 2002. The Warrants, which are immediately vested, are in exchange for services rendered in advising the Company as to feasible capital structures and assisting in identifying appropriate capital sources. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held June 21, 1999, the shareholders approved the following proposals:

     PROPOSAL NO. 1  ELECTION OF DIRECTORS

                        Michael H. Burney
                        Robert A. Olins
                        Lawrence J. Matteson
                        Steven F. Tripp

     PROPOSAL NO. 2  AMENDMENT OF RESTATED CERTIFICATE OF INCORPORATION

                     Increase authorized shares of common stock from 20,000,000 to 40,000,000

     PROPOSAL NO. 3  APPROVAL OF ADOPTION OF 1999 STOCK OPTION PLAN

                     The 1999 Stock Option Plan replaces the1991 Stock Option Plan, 1993 Non-Statutory Directors Stock Option Plan and 1993 Non-Statutory Employee Stock Option Plan (the "Prior Plans").

                     SHARES SUBJECT TO PLAN. A maximum of 4,000,000 of the authorized but unissued or reacquired shares of Common Stock of the Company may be issued under the 1999 Stock Option Plan (the "Share Reserve"). However, the Share Reserve, determined at any time, is reduced by the number of shares (a) which remain subject to options granted under the

                     Prior Plans or (b) were acquired upon exercise of such option after the date on which the 1999 Option was approved by the Board.



ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27 Financial Data Schedule

(b)      Report on Form 8-K:

         The Company filed 8-K Reports on May 21, 1999 and June 14, 1999.

         May 21, 1999 -- Item 4. Changes in Certifying Accountants.

         June 14, 1999 -- Item 4. Changes in Cerfifying Accountants.

         Each of the 8-K reports provided information pursuant to Item 4 thereof.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Date: August 16, 1999
                          ----------------------------------------------


                    SpatiaLight, Inc.



                    By: /s/ Michael H. Burney
                       -------------------------------------------------
                        Michael H. Burney
                        Chief Executive Officer
                        (Principal Executive, Financial and Accounting Officer)