Form 10QSB
period 1999-09-30
SPATIALIGHT INC
filed 1999-11-12
CIK 881468

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the quarterly period ended September 30, 1999

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from _____________ to _____________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,288,258 shares of common stock as of November 1, 1999.

        Transitional Small Business Disclosure Format (check one):
Yes [ ]     No [X]

                        SPATIALIGHT, INC. AND SUBSIDIARY

                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999


                                Table of Contents

PART I         FINANCIAL INFORMATION

        Item 1.       Condensed Consolidated Financial Statements (unaudited)

                      Condensed Consolidated Balance Sheets dated
                      September 30, 1999 and December 31, 1998.....................3

                      Condensed Consolidated Statements of Operations
                      for the Three and Nine Months Ended
                      September 30, 1999 and 1998..................................4

                      Condensed Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30, 1999 and 1998........5

                      Notes to Condensed Consolidated Financial Statements.........6

        Item 2.       Management's Discussion and Analysis
                      of Financial Condition and Results of Operations.............10

PART II OTHER INFORMATION

        Item 2.       Changes in Securities........................................15

        Item 6.       Exhibits and Reports on Form 8-K.............................15

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

                        SPATIALIGHT, INC. AND SUBSIDIARY

               Condensed Consolidated Balance Sheets (unaudited)

                                                           September 30,        December 31,
                                                               1999                 1998
                                                           ---------------------------------
ASSETS

Current assets
   Cash and cash equivalents                               $    394,706              470,086
   Accounts receivable                                                0               30,492
   Inventories                                                   25,924               18,296
   Other                                                         37,546                    0
                                                           ------------         ------------
      Total current assets                                      458,176              518,874

Property and equipment, net                                     311,386              221,498
Other                                                            40,752              187,204
                                                           ------------         ------------

      Total assets                                         $    810,314              927,576
                                                           ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                        $    646,048              466,031
   Accrued expenses and other current liabilities               183,840               96,693
   Convertible secured notes payable                          3,294,571            3,337,508
                                                           ------------         ------------
      Total current liabilities                               4,124,459            3,900,232

Capital lease obligations, net of current portion                10,749               25,420
                                                           ------------         ------------
      Total liabilities                                       4,135,208            3,925,652

Commitments and contingencies

Stockholders' deficit Common stock, $.01 par value:
      40,000,000 shares authorized; issued and
      outstanding 13,256,458 at September 30, 1999
      and 11,413,501 at December 31, 1998                       132,564              114,135
Additional paid-in capital                                   14,265,799           10,854,938
Accumulated deficit                                         (17,723,257)         (13,967,149)
                                                           ------------         ------------
      Total stockholders'deficit                             (3,324,894)          (2,998,076)

Total liabilities and stockholders' deficit                $    810,314              927,576
                                                           ============         ============


See accompanying notes to condensed consolidated financial statements

                        SPATIALIGHT, INC. AND SUBSIDIARY

          Condensed Consolidated Statements of Operations (unaudited)


                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                        1999               1998               1999               1998
                                                     ------------       ------------       ------------       ------------

Net revenues                                         $     20,500       $          0       $     62,000       $          0

Cost of sales                                               5,473                  0             10,945                  0
                                                     ------------       ------------       ------------       ------------
          Gross profit                                     15,027                  0             51,055                  0

   Selling, general and administrative expenses           897,209            214,915          2,319,940          1,089,328
   Research and development expenses                      559,407            261,094          1,332,792          1,105,184
                                                     ------------       ------------       ------------       ------------
          Total operating expenses                      1,456,616            476,009          3,652,732          2,194,512

          Operating loss                               (1,441,589)          (476,009)        (3,601,677)        (2,194,512)

Other income (expenses)

   Interest income                                            492                352              8,482              6,674
   Interest and other expenses                            (51,454)           (42,227)          (161,313)           (98,640)
                                                     ------------       ------------       ------------       ------------
          Total other income (expenses)                   (50,962)           (41,875)          (152,831)           (91,966)
                                                     ------------       ------------       ------------       ------------

   Loss from operations before income taxes            (1,492,551)          (517,884)        (3,754,508)        (2,286,478)

Income taxes                                                    0                  0              1,600              1,600
                                                     ------------       ------------       ------------       ------------

          Net loss                                   $ (1,492,551)          (517,884)        (3,756,108)        (2,288,078)
                                                     ============       ============       ============       ============

Basic and diluted loss per share applicable to
common shareholders                                  $      (0.12)             (0.05)             (0.31)             (0.21)
                                                     ============       ============       ============       ============
Weighted average shares used in computing
 net loss per share                                    12,838,577         11,282,501         12,061,432         10,686,900
                                                     ============       ============       ============       ============

See accompanying notes to condensed consolidated financial statements

                        SPATIALIGHT, INC. AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                            1999              1998
                                                                         -----------       -----------
Cash flows from operating activities:
Net loss                                                                 $(3,756,108)       (2,288,078)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                                             252,054            59,972
   Non cash stock issuance costs                                                   0           183,815
   Non cash compensation for salaries and consulting                         862,956                 0
   Changes in operating assets and liabilities:
      Accounts receivable                                                     30,492             3,383
      Inventories                                                             (7,628)                0
      Prepaid expenses and other current assets                              (37,546)           11,872
      Accounts payable                                                       180,017           (73,019)
      Accrued expenses and other current liabilities                         185,790            (4,000)
                                                                         -----------       -----------
         Net cash used in operating activities                            (2,289,973)       (2,106,055)

Cash flows from investing activities:
   Purchase of property and equipment                                       (183,398)          (39,436)
                                                                         -----------       -----------

         Net cash used in investing activities                              (183,398)          (39,436)

Cash flows from financing activities:
   Payments on capital lease obligations                                     (22,801)          (19,361)
   Payments on convertible secured notes payable                                   0          (250,000)
   Proceeds from issuance of convertible secured notes payable               590,880         2,154,307
   Proceeds from sale of warrants                                          1,513,047                 0
   Proceeds from exercise of warrants and options                            316,865                 0
                                                                         -----------       -----------
         Net cash provided by financing activities                         2,397,991         1,884,946

Net decrease in cash equivalents                                             (75,380)         (260,545)

Cash at beginning of period                                                  470,086           415,624
                                                                         -----------       -----------

Cash at end of period                                                        394,706           155,079
                                                                         ===========       ===========

Supplemental disclosure of cash flow information:
   Income taxes paid during the period                                   $     1,600             1,600
                                                                         -----------       -----------
   Interest paid during the period                                       $    10,638            16,849
                                                                         -----------       -----------
Non cash financing activities:
   Conversion of convertible secured notes payable
     and accrued interest thereon to common stock                        $   736,422                 0
                                                                         -----------       -----------
   Common stock issued to extinguish accounts payable                              0            31,262
                                                                         -----------       -----------
   Common stock issued to extinguish notes payable                                 0           112,666
                                                                         -----------       -----------

See accompanying notes to condensed consolidated financial statements

                        SPATIALIGHT, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.      Business Description

SpatiaLight, Inc. and its subsidiary ("SpatiaLight" or the "Company") are in the business of designing and commercializing miniature, high-resolution active matrix liquid crystal displays mounted directly on silicon chips. These displays are also known as and commonly referred to as Liquid Crystal Displays ("LCD"), Active Matrix Liquid Crystal Displays ("AMLCD"), Liquid Crystal on Silicon ("LCOS"), and Spatial Light Modulators ("SLM"). These displays are designed in a manner that can potentially provide high-resolution images suitable for computer, video and other applications while utilizing the existing manufacturing processes of typical silicon and liquid crystal displays to obtain economies of scale and thereby reduce costs. To date, the Company has only sold sample quantities of its displays to customers who are evaluating the displays for use in their products.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $3,756,108 in the nine months ended September 30, 1999. Additionally, as of September 30, 1999, the Company's accumulated deficit totaled $17,723,257. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations are dependent upon future events. These events include obtaining adequate financing to fulfill its development activities; successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

4.      Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the three months and nine months ended September 30, 1999 and 1998, are options and warrants to acquire 6,597,315 and 2,339,000 shares of common stock, respectively, and 5,251,000 and 3,580,762 common share equivalents relating to convertible secured notes, from the assumed exercise of such instruments because their effects would be antidilutive. The weighted average exercise price as of September 30, 1999 for the options, warrants and common share equivalents is $.72, $1.61, and $.61, respectively.

5.      Convertible Secured Notes Payable

Convertible secured notes payable at September 30, 1999, consist of short term convertible securities totaling $3,294,571 including accrued interest. The securities accrue interest at 6% and are due on December 31, 1999. The securities are convertible into the Company's common stock at $.50 to $.70 per share and are secured by substantially all the assets of the Company. During the quarter ended September 30, 1999 $120,443 of accrued interest on convertible notes payable were converted into 240,886 shares of common stock.

6.      Issuance of Securities

During the third quarter of 1999 the Company issued 183,700 shares of common stock upon the exercise of its stock options. Total cash received was $111,500. During the third quarter of 1999, the Company issued 240,886 shares of common stock upon the conversion of accrued interest on convertible secured notes payable totaling $120,443.

During the third quarter of 1999, the Company granted Class A, Class B and Class C warrants to a consultant, with exercise prices of $1.50, $2.00 and $2.50, respectively. The Class A warrant is immediately exercisable and allows the holder to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share; it expires on November 15, 2000. Upon exercise of the Class A warrant, a Class B warrant would be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share. The Class B warrant would be exercisable from the date the Class A warrant is exercised until November 15, 2001. Upon exercise of the Class B warrant a Class C warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.50 per share. The Class C warrant would be exercisable from the date the Class B warrant is exercised until November 15, 2002. The warrants, which are fully vested, are in exchange for services rendered during the quarter in advising the Company as to feasible capital structures and assisting in identifying appropriate capital sources. The Company determined the fair value of the Class A, Class B and Class C warrants on the grant date and recorded the value of approximately $349,380 as consulting expense in the quarter ended September 30, 1999. In issuing these securities the Company relied upon exemptions from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and Regulation D promulgated thereunder.

During the three months ended September 30, 1999 the Company sold warrants to purchase 844,015 shares of the Company's common stock and received cash of $896,796. The purchase price of the warrants ranged from $.85 to $1.07 with exercise prices ranging from $1.87 to $2.81. Cash to be received upon exercise is approximately $2,300,000.

7.      Segment Reporting

In 1997 the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was adopted by the Company in 1998. SFAS No. 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenue and holds assets, and major customers.

SpatiaLight, Inc.'s chief operating decision-maker is the Chief Executive Officer (CEO). The CEO reviews financial information for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations and the Company has no foreign operations. As a result the Company operates in a single reportable segment for purposes of applying SFAS No. 131.

8.      Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which the Company adopted in 1998. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. There are no differences between the Company's net loss and comprehensive loss for any of the periods presented.

9.      Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 established accounting and reporting standards for derivative instruments (including derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instruments or hedging activities, and does not expect that the adoption of SFAS No.133 will have a material impact on its results of operations, financial position, or cash flows.

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

The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 1999, and the results of operations for the Company for the three months and nine months ended September 30, 1999 and 1998. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

GENERAL

The Company's operations are constrained by an insufficient amount of working capital. The Company continues to experience negative cash flows and net operating expenses. The Company's operations in recent months have been funded by the issuance of a series of convertible securities, which are secured by substantially all the assets of the Company, and the sale of warrants to purchase the Company's common stock. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern. See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Most of the Company's revenues to date have been derived from limited sales of its displays. Although the Company is producing displays in anticipation of mass production, the Company has not yet completed its goal of mass production. Further development and testing will be necessary before this product or the Company's other proposed products will be available for commercial end-use applications. Delays in development may result in the Company's introduction of products later than anticipated, which may have an adverse effect on both the Company's financial and competitive position. Moreover, the Company may never be successful in developing or manufacturing a commercially viable display. In addition, the display may never be technically or commercially successful and the Company may never be able to manufacture adequate quantities of its displays at commercially acceptable cost levels or on a timely basis.

The Company is experiencing negative cash flow from operations, resulting in the need to fund ongoing operations from financing activities. The Company is continuing to raise capital through issuance of convertible securities, and the sale of warrants to purchase the Company's common stock. The future existence and profitability of the Company is dependent upon its ability to obtain additional funds to finance operations and expand operations in an effort to achieve profitability from operations. The Company's business may not ultimately generate sufficient revenue to fund the Company's operations on a continuing basis. The matters discussed below, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

As of September 30, 1999, the Company has $394,706 in cash and cash equivalents. The Company's net working capital at September 30, 1999 was negative $3,666,283.

Net cash used in operating activities totaled $2,289,973 and $2,106,055 for the nine months ended September 30, 1999 and 1998, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the nine months ended September 30, 1999 was $2,397,991, as compared to $1,884,946 for the nine months ended September 30, 1998. Cash was provided primarily from proceeds from the issuance of convertible secured notes payable, the sale of warrants to purchase the Company's common stock and the exercise of options to acquire the Company's common stock.

As of September 30, 1999, the Company had an accumulated deficit of $17,723,257. The Company has realized significant losses in the past and expects that these losses will continue at least through 1999. It is likely that the Company will have quarterly and annual losses in 1999 and beyond. The Company has generated limited revenues and no profits from operations. The development, commercialization and marketing of the Company's products will require substantial expenditures for the foreseeable future. Consequently, the Company may continue to operate at a loss for the foreseeable future and there can be no assurance that the Company's business will operate on a profitable basis.

RESULTS OF OPERATIONS

Total revenues were $62,000 for the nine months ended September 30, 1999, and $20,500 for the three months ended September 30, 1999. This is due to sales of developer kits in the first three quarters of 1999. There were no sales in the first three quarters of 1998.

Cost of sales represents product costs associated with the production of display developer kits. Cost of sales was $10,945 for the nine months ended September 30, 1999 and $5,473 for the three months ended September 30, 1999. There were no product sales in the first three quarters of 1998. Gross margins associated with sales of developer kits in the nine months ended September 30, 1999 are not indicative of the gross margins that the Company expects to realize on sales of units produced in quantity. Developer kits have a higher unit price than mass-produced units due to the time and effort spent with the customer.

Selling, general and administrative costs were $2,319,940 and $1,089,328 for the nine months ended September 30, 1999 and 1998, respectively. Selling, general and administrative costs were $897,209 and $214,915 for the three months ended September 30, 1999 and 1998, respectively. These increases were due primarily to the cost associated with warrants issued in exchange for services in advising the Company as to feasible capital structures and assisting in identifying appropriate capital sources. See

Note 6 in Item 1 - Condensed Consolidated Financial Statements for details of these instruments. In addition, approximately $148,000 was incurred in the third quarter for moving expenses for key employees.

Research and development costs were $1,332,792 and $1,105,184 for the nine months ended September 30, 1999 and 1998, respectively. Research and development costs were $559,407 and $261,094 for the three months ended September 30, 1999 and 1998, respectively. These increases were due primarily to an increase in consulting and other costs associated with the design of a new product.

Interest expense for the nine months ended September 30, 1999 and 1998 was $161,313 and $98,640, respectively. Interest expense for the three months ended September 30, 1999 and 1998 was $51,454 and $42,227, respectively. The increase was due to issuing additional convertible secured notes during the three months and nine months ended September 30, 1999 for which interest was accrued at 6%.

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

The Company's displays may not contain the most successful of the rapid and significant technological advances which have characterized the micro-display market. In addition, the Company may not have sufficient funds to invest in new technologies or products or processes. Although the Company believes that its displays have specifications and capabilities which equal or exceed that of commercially available LCD and Cathode Ray Tube ("CRT" or "Television") based display products, the manufacturers of these products may develop further improvements of their existing technology that would eliminate or diminish the Company's anticipated advantage.

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

Any termination of a contract could have a material adverse effect on the Company's ability to meet its anticipated commitments to customers while the Company identifies and qualifies replacement manufacturers. The Company could become dependent on any manufacturer and any termination or cancellation of the Company's agreement with such a manufacturer could adversely affect the Company's ability to manufacture its products. In anticipation of such an event, the Company plans to establish an alternative manufacturing relationship.

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

Market for Common Stock. Because the Company's securities are traded on the NASD's "Electronic Bulletin Board", the liquidity of the Company's securities could be impaired, not only in the quantities of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and news media coverage of the Company, and lower prices for the Company's securities than might otherwise be obtained.

PART II.       OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities

During the third quarter of 1999, the Company issued to a consultant an immediately exercisable Class A warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share; it expires on November 15, 2000. Upon exercise of the Class A warrant, a Class B warrant would be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share. The Class B warrant would be exercisable from the date the Class A warrant is exercised until November 15, 2001. Upon exercise of the Class B warrant a Class C warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.50 per share. The Class C warrant would be exercisable from the date the Class B warrant is exercised until November 15, 2002. A Class B warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share which is exercisable from the date the Class A warrant is exercised and expires on November 15, 2001. A Class C warrant will be issued by the Company to purchase 100,000 shares of the Company's common stock at an exercise price of $2.50 per share which is exercisable from the date of the Class B warrant is exercised and expires on November 15, 2002. The warrants are in exchange for services rendered in advising the Company as to feasible capital structures and assisting in identifying appropriate capital sources. In issuing these securities the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and Regulation D, promulgated thereunder.

During the three months ended September 30, 1999 the Company sold warrants to purchase 844,015 shares of the Company's common stock and received cash of $896,796. The purchase price of the warrants ranged from $.85 to $1.07 with exercise prices ranging from $1.87 to $2.81. Cash to be received upon exercise is approximately $2,300,000.

ITEM 6. Exhibits

Exhibits:


27      Financial Data Schedule

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Date:___________________________________

                                        SpatiaLight, Inc.



                                        By:_____________________________________
                                           Michael H. Burney
                                           Chief Executive Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                   Description
------                   -----------
27                       Financial Data Schedule