Form 10KSB
period 1999-12-31
SPATIALIGHT INC
filed 2000-04-14
CIK 881468

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------
                                   FORM 10-KSB

[X] Annual report under Section 13 or 14(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[ ]     Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from          to
                        Commission File Number: 000-19828

-------------------------------------------------------------------------------

                                SPATIALIGHT, INC.
                 (Name of Small Business Issuer in its Charter)

             New York                                         16-1363082
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

             9 Commercial Blvd., Suite 200, Novato, California 94949
             -------------------------------------------------------
                    (Address of principal executive offices)

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Issuer's revenues for the year ended December 31, 1999 aggregated
$62,000.

        The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $7.5625 per share closing sale price of the Common Stock on March 14, 2000 as reported on the OTC Bulletin Board, was approximately $110,347,538. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 14, 2000, Registrant had 18,597,244 shares of Common Stock outstanding.

        Transitional Small Business Disclosure Format (check one):
               Yes    [  ]          No      [X]

                                SPATIALIGHT, INC.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
                                        PART  I

        ITEM 1        Description of Business.............................................3

        ITEM 2        Description of Property.............................................7

        ITEM 3        Legal Proceedings...................................................7

        ITEM 4        Submission of Matters to a Vote
                      Of Security Holders.................................................7

                                        PART II

        ITEM 5        Market for Common Equity and Related
                      Stockholder Matters.................................................8

        ITEM 6        Management's Discussion and Analysis
                      Or Plan of Operation................................................9

        ITEM 7        Financial Statements...............................................20

        ITEM 8        Changes in and Disagreements with Accountants
                      On Accounting and Financial Disclosure.............................37

                                        PART III

        ITEM 9        Directors, Executive Officers, Promoters and Control
                      Persons; Compliance with Section 16(a) of the Exchange Act.........37

        ITEM 10       Executive Compensation.............................................39

        ITEM 11       Security Ownership of Certain Beneficial Owners and Management.....41

        ITEM 12       Certain Relationships and Related Transactions.....................42

        ITEM 13       Exhibits and Reports on Form 8-K...................................42


                                     PART I

This annual report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future", "interests," and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties, including, but not limited to, those discussed herein, and in particular, those contained in "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors," that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

        We develop and supply microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as use in wireless communication devices, portable games and digital assistants. Our microdisplays are designed for use in end products of original equipment manufacturers (OEMs) and therefore we work closely with prospective customers to incorporate our microdisplays into their final products. Because our microdisplays can be manufactured using existing silicon and liquid crystal processes, we contract with existing manufacturers for the production of our silicon and the assembly of the final display modules. We have patents covering parts of our designs, however the key designs of the circuitry in the silicon, drive electronics, and liquid crystal assembly techniques are proprietary.

        Our microdisplays are high-resolution liquid crystal displays, and are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate, in contrast to the more common construction of liquid crystals sandwiched in between two glass plates. These displays are also known as and commonly referred to as Liquid Crystal Displays (LCD), Active Matrix Liquid Crystal Displays (AMLCD), Liquid Crystal on Silicon (LCOS), and Spatial Light Modulators
(SLM).

        Our microdisplays measure approximately one inch in diagonal, contain large arrays of pixels and therefore can provide more content at a lower cost than currently available displays. The image on a microdisplay can be projected onto a screen or other surface for individual or group viewing or used in a portable application that is viewed through a magnifying device similar to a viewfinder. Potential microdisplay applications include: large-screen rear-projection television systems, in both standard television format (NTSC) and High Definition Television (HDTV) formats; large-screen rear-projection computer monitors in a variety of resolutions; video projectors for presentations; head-mounted displays which are used for virtual reality systems, defense, aerospace and gaming applications; and other potential applications such as point of purchase displays, optical computing, data storage and holographic imaging systems.

        Our technology uses liquid crystals and silicon chips. An advantage of these materials is that processes for working with them are already known, so we can to move from prototypes to production more quickly than competing technologies offering comparable quality. By using existing manufacturing processes we believe we can rapidly obtain economies of scale and thereby reduce costs.

        We are a corporation organized under the laws of the State of New York, incorporated in 1989. Our executive offices are located at 9 Commercial Boulevard, Suite 200, Novato, California 94949. Our Web site is located at www.spatialight.com.

TECHNOLOGY AND PRODUCTS UNDER DEVELOPMENT

        As of December 31, 1999 we were working to ship prototype quantities of our fifth generation display, a 1,280 x 1,024 array of pixels (a total of 1,310,720 pixels), for evaluation by our customers. Our previous technology was a fourth generation 0.9-inch diagonal display, with a 1,024 x 768 array of pixels (a total of 786,432 pixels). This product started shipping in the fourth quarter of 1998 in the form of developer kits, which were designed to assist potential customers in evaluating the display technology for inclusion in their products. To date, we have only sold small quantities of our 1,024 x 768 developer kits. On March 23, 2000 we announced that we are shipping SpatiaLight ImagEngine 1280BC microdisplays. These products are currently being shipped to four customers.

        The technology underlying our display products utilizes the well-known and documented manipulation of liquid crystals. A typical liquid crystal display, as might be found in a notebook computer, basically consists (along with other associated materials and processes) of liquid crystal material sandwiched between two pieces of glass, polarizers, color filters, a data signal and a light source. As the data signal is applied across the sandwich of the liquid crystals, the electric field created by this data signal cause the liquid crystals to twist and untwist. This twisting, combined with the polarizers, makes each pixel change from opaque to transparent, thereby controlling either the transmission or reflection of light from each pixel.

        Departing from typical liquid crystal displays utilizing circuitry on two pieces of glass, we design integrated circuits, which control individual reflective pixels on a silicon substrate. This silicon substrate is manufactured using a standard complimentary metal oxide semiconductor (CMOS) process. This processed silicon substrate, also known as a silicon backplane, then has the liquid crystal material and a cover glass applied to it. When the data signal is sent to the circuitry in the silicon, the liquid crystals again twist from opaque to transparent states. When polarizers are added and light is reflected from the pixels on the silicon, images can be viewed directly or, using standard optical techniques, projected into larger images on a screen.

        As is common with all LCDs, the images produced are inherently black and white. The varying of the electrical signal to each pixel produces gray scaling (various shades of gray going from black to white). Utilizing this gray scaling, there are three basic techniques for achieving color displays: 1) optically combining different colors of light, 2) sequential color systems and 3) color filters. We believe our displays can be adapted for use in all of these types of color display processes.

        The display industry has and continues to undergo rapid and significant technological change. We expect the display technology to continue to develop rapidly, and our success will depend significantly on our ability to attain and maintain a competitive position. Rapid technological development may result in actual and proposed displays, products or processes becoming obsolete before we recoup a significant portion of related research and development, acquisition and commercialization costs.

        After we mass-produce quantities of our display, our ability to compete will depend in part upon many factors including the quality of the display, delivery, pricing, and technical specifications. In addition there will be factors within and outside of our control, including customer support and the success and timing of product introduction and distribution by our customers. Our competitors may succeed in developing technologies and products that are equally or more efficient than any which are being developed by us which will render our technology, displays and other products obsolete and non-competitive.

        Although we have produced displays based upon our technology, we have not yet had our display incorporated into any commercial end use application. Delays in development may result in our introduction of our displays later than anticipated, which may have a material adverse effect on both our financial and competitive position. Moreover, we may never be successful in developing or manufacturing a commercially viable display. In addition, our displays may not be technically or commercially successful, we may not obtain suppliers or manufacturers for adequate quantities of our displays, or we may not reach commercially acceptable cost levels on a timely basis.

MARKETING, SALES AND DISTRIBUTION

Application and Markets

        We are working with a number of international original equipment manufacturers (OEM) to use our microdisplays in their end product applications. Our ability to design end products for any of these markets, as well as the ability to sell and distribute in these diverse markets is beyond the current resources of our company. We are therefore establishing relationships with OEMs to incorporate our displays into their products. In some instances, especially high volume applications, we custom design our displays to fit a specific manufacturer's need for a specific product. We will also consider licensing large manufacturers who have the ability and desire to manufacture our displays for use in their final products. Our displays can be incorporated into a wide variety of products such as rear-projection televisions, rear-projection computer monitors, video projectors, and head mounted displays.

        Our strategy is to focus our abilities on original equipment design
(OED) of LCOS microdisplays, and to work closely with OEMs to market end products utilizing our displays. We are therefore dependent upon these OEMs for the manufacturing and marketing of end products. As of December 31, 1999, no end products exist using our display, and there can be no assurance that any OEM will develop or market a product incorporating our display.

        We are forming alliances with corporate partners for the marketing and distribution of products incorporating our microdisplays. We may not be successful in forming and maintaining such alliances and our partners may not devote adequate resources to successfully market and distribute these anticipated products. We may not be able to enter into satisfactory agreements and our marketing partners may not be successful in gaining market acceptance for these anticipated products.

Manufacturing and Supply

        We currently contract with manufacturers for the production of our silicon and assembly of our displays, and are in discussions with additional manufacturers as second sources for these functions. Our facility in Novato, California contains a Class 1000 "clean room" which is designed principally for research and development, prototype and pre-production assembly of our microdisplays. We recognize the need for strict quality control of our microdisplays manufactured in both our facility and our contract manufacturing partners. We perform product testing, analyze the results and take actions to refine the manufacturing process or enhance product design. We are developing statistical quality control procedures for our contract manufacturers, in which continual quantitative measurements of critical parameters are used as a feedback mechanism to improve the manufacturing process.

        We are working with two foundries for the production of our silicon, United Microelectronics Corp. (UMC) in Taiwan, and Anam Semiconductor, Inc. in Korea. The supply of silicon from these suppliers does fluctuate, and we may be subject to problems of availability. We have also engaged the services of Varitronix Limited in Hong Kong for the final assembly process of our displays.

        Any termination of a manufacturing or supply contract could have a material adverse effect on our ability to meet our anticipated commitments to customers while we identify and qualify replacement manufacturers. We could become dependent on any manufacturer and any termination or cancellation of our agreement with the manufacturer could adversely affect our ability to manufacture our products. In anticipation of such an event, we are establishing secondary manufacturing and supply relationships.

COMPETITION

        Microdisplays are a subset of the display market. This display market subset consists of 1) reflective microdisplays produced on silicon backplanes,
2) transmissive microdisplays and 3) emissive microdisplays. The reflective microdisplay competition includes companies such as Colorado MicroDisplay, Displaytech, Hughes/JVC, IBM, inVisio, Microdisplay, Three-Five Systems, and Varitronix. These companies are all producing different forms of a liquid crystal display on a silicon backplane. Competitors in the reflective microdisplay market, although not using liquid crystals in the display are Texas Instruments which is producing a micro-mechanical structure of moving mirrors on a silicon backplane, and Silicon Light Machines which is producing a deformable grating on a silicon backplane.

        Rapid and significant technological advances have characterized the microdisplay market. There can be no assurance that our displays will be representative of such advances or that we will have sufficient funds to invest in new technologies or products or processes. Although we believe that our displays have specifications and capabilities which equal or exceed that of commercially available LCD and Cathode Ray Tube (CRT) based display products, the manufacturers of these products may develop further improvements of their existing technology that would eliminate or diminish our anticipated advantage. In addition, numerous competitors have substantially greater financial, technical, marketing, distribution and other resources than us. We may also face an aggressive, well financed competitive response that may include misappropriation of our intellectual property or predatory pricing.

PATENTS AND INTELLECTUAL PROPERTY

        Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technologies. We have been awarded five U.S. Patents and have other patent applications pending. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that pending patents will be issued. Our competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products or intentionally infringe our patents.

        The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to us. This is particularly true in foreign countries. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease selling our products.

        We also rely on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to our proprietary technology. To protect our rights in these areas, we require all employees and technology consultants, advisors and collaborators to enter into confidentiality agreements. However, these agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. To date, we have no experience in enforcing our confidentiality agreements.

RESEARCH AND DEVELOPMENT

        We incurred research and development expenses of approximately $2 million in 1999 and $1.5 million in 1998. Research and development expenses are those costs incurred for personnel and experimental materials for the design and development of new products. We believe that the development of new products will be required to allow us to compete effectively and to achieve future revenues. We currently have 12 full-time employees whose duties include research and development. We intend to continue our product development programs, focusing on increasing the display specifications including resolution, color, and manufacturing processes. We believe that such developments will be required to exploit future markets.

EMPLOYEES

        As of December 31, 1999, the Company had 16 full-time and 1 part-time employees. Full-time employment is divided among two functional areas with 12 in research and development and 4 in finance and administration. Employees are not represented by any collective bargaining organizations. We consider our relations with our employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

        Our headquarters are located at 9 Commercial Boulevard, Suite 200, Novato, California. SpatiaLight occupies approximately 10,000 square feet of office space at this location bound by a two-year lease with two options for additional one year extensions.

ITEM 3.  LEGAL PROCEEDINGS

        Tony Romano and Magellin Entertainment, Inc. (Plaintiffs) filed an action against us in San Francisco Superior Court on January 10, 2000. Directors Michael Burney and Robert Olins were also named. The complaint relates to an alleged engagement of Plaintiffs by SpatiaLight in January 1998 to increase public awareness of SpatiaLight, in return for our securities. The Complaint seeks specific performance for the transfer of an additional 75,000 shares of stock. SpatiaLight denies the allegations in the complaint. We do not believe we have any liability to the Plaintiffs arising from the litigation. No reserves have been established for potential losses from the litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal 1999.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        Trading in our common stock has been conducted on the over-the-counter Bulletin Board since April 2, 1997. The common stock was previously listed on the Nasdaq SmallCap Market trading under the symbol "SLHT" until April 1997. On April 2, 1997 we were delisted from the Nasdaq SmallCap Market because we did not meet certain requirements for continued listing. Because we are traded on the over-the counter Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained. In November 1997 we changed our stock symbol to "HDTV". In December 1999 we filed an application with the Nasdaq to be relisted on a Nasdaq market. Nasdaq is currently processing our application and there can be no assurance that our application will be accepted.

        The following tables sets forth, for the calendar quarters indicated, the range of high and low quotations for the common stock, as reported by Commodity Systems, Inc.

                                HDTV Common Stock

                                                         1999
                                                   High         Low
                                               ------------ -------------
   First Quarter                                    3.25        1.34
   Second Quarter                                   5.65        2.00
   Third Quarter                                    3.75        2.50
   Fourth Quarter                                   6.19        2.47

                                                         1998
                                                   High         Low
                                               ------------ -------------
   First Quarter                                    1.00        0.25
   Second Quarter                                   1.09        0.33
   Third Quarter                                    0.86        0.41
   Fourth Quarter                                   1.94        0.44


        The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

        As of March 14, 2000 there were approximately 481 holders of record of the common shares of SpatiaLight and the price per share of our common stock was $7.56. The common stock represents the only class of securities outstanding as of this filing. Because many of such shares are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

        To date, we have not paid a dividend on our common stock. The payment of future dividends is subject to our earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant and it is unlikely that dividends will be paid in the foreseeable future.

        Over the past three years, we have issued promissory notes convertible into common stock and warrants to purchase common stock in private placements to raise capital for SpatiaLight. Three private placements to multiple investors were in December 1997, November 1998 and December 1999. In the aggregate, 16,203,762 shares of common stock have been issued or are exercisable under convertible notes or warrants to purchase common stock and subsequently approximately 4,128,000 of these shares have been registered on Form S-3. Such securities were issued on approximately 40 separate dates. As of March 14, 2000 SpatiaLight raised an aggregate of approximately $12,374,000 from these issuances. In addition stock has been issued directly, in general in return for legal or consulting services, on numerous occasions over the past three years.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, customer's reception of our products, intensity of competition, quality control during manufacturing and those set forth under "Risk Factors".

OVERVIEW

        We design microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as use in wireless communication devices, portable games and digital assistants. Our revenues through December 31, 1999 have been principally derived from the sales of our fourth generation display developer kits, which begin shipping in the fourth quarter of 1998. As potential customers evaluated our displays during 1999, we began development of our fifth generation display. This new display incorporated the best specifications of our previous display, and new technical capabilities that our potential customers wanted for incorporation in their products. It was designed for mass production. Our fifth generation display began shipping in the first quarter of 2000.

        In January 2000 we began a conversion of our accounting system into a fully integrated accounting and manufacturing software and hardware solution. We initiated this change to efficiently handle the expected accounting and manufacturing issues related with our change from our previous company focus, which was solely research and development, to our new focus of manufacturing and sales. This conversion will cost approximately $250,000 and we expect this conversion to be completed in the second quarter of this year.

        During 1999 our operations were constrained by an insufficient amount of working capital and we experienced negative cash flows and net operating losses. Our operations were funded in 1999 by the sale and exercise of warrants and by convertible securities, which are secured by substantially all of our assets. In the fourth quarter of 1999 management executed a plan to financially secure our operations during 2000 with two courses of action.

        The first course of action was implemented in November 1999 when we filed two S-3 Registration Statements with the Securities and Exchange Commission (SEC). These were declared effective on December 7, 1999. These prospectuses relate to the offer and sale of up to 2,543,515 shares of our common stock issuable upon exercise of warrants, with exercise prices ranging from $0.50 to $2.8125 per share, issued to investors from June 19, 1997 to September 15, 1999. As of March 14, 2000 we have received $3,988,512 from the exercise of these warrants for which we have issued 1,813,515 shares of common stock.

        The second course of action was also implemented in November 1999. This was the conversion of $2,612,500 of the then existing convertible securities into common stock and the closing of a new convertible debt financing in December in the amount of $2,875,000, of which we have received $1,437,500 as of December 31, 1999.

        As of March 14, 2000, we have received a total of $5,426,012 from these warrants and convertible notes, and we expect to receive an additional $1,437,500 during the second quarter of 2000 assuming a performance target is achieved.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the net revenue associated with items in the Company's Consolidated Financial Statements. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                              Years ending December 31,
                                                                1999              1998
                                                            -----------       -----------
Revenues                                                    $    62,000            29,750
Cost of revenues                                                 10,945             4,104
                                                            -----------       -----------
             Gross profits                                       51,055            25,646
  Selling, general and administrative expenses                2,084,273         1,189,330
  Stock-based general and administrative expenses             1,935,504           371,617
  Research and development expenses                           1,955,170         1,509,510
                                                            -----------       -----------
             Total operating expenses                         5,974,947         3,070,457
             Operating loss                                  (5,923,892)       (3,044,811)
             Total other expense                             (1,483,594)         (136,129)
  Loss from operations before income taxes                   (7,407,486)       (3,180,940)
                                                            -----------       -----------
              Income taxes                                        3,375             2,734
                                                            -----------       -----------
               Net loss                                     $(7,410,861)       (3,183,674)
                                                            ===========       ===========



LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1999, the Company had $1,236,609 in cash and cash equivalents, an increase of $766,523 over the December 31, 1998 amount of $470,086. Our net working capital at December 31, 1999 was $319,331, as compared to negative $3,381,358 at December 31, 1998. The increases in cash and working capital were due to the conversion of short-term convertible notes in November 1999 and the completion of new long-term convertible notes in December 1999.

        During 1999 we had negative cash flow from operations, resulting in the need to fund ongoing operations from financing activities. Net cash used by operating activities totaled $3,572,094 and $2,810,289 in 1999 and 1998, respectively. Net cash that was provided by financing activities was $4,571,059 and $2,951,063 in 1999 and 1998 respectively, principally resulting from the issuance of convertible notes, the sale of warrants, and the exercise of warrants and options.

        As of December 31, 1999, we had an accumulated deficit of $21,378,010. We have realized significant losses in the past and expect that these losses will slow as we start production and realize sales from this production during 2000. It is likely that we will still have losses in 2000 as we begin production. While we generated limited revenues and no profits from operations during 1999, we expect substantial sales during 2000. The development and commercialization of our displays will require substantial expenditures during 2000. Consequently, we may continue to operate at a loss for some time during 2000 and there can be no assurance that our business will operate on a profitable basis.

        We anticipate that our existing cash balances together with funds from sales will be sufficient to meet our presently projected cash and working capital requirements (which relate primarily to research, development and production) for the next 12 months.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

        Revenues. Our total revenues were $62,000 and $29,750 in 1999 and 1998 respectively. Revenues in both 1999 and 1998 were the result of sales of our fourth generation display developer kits. Revenue from the sales of developer kits are not indicative of the revenue we expect to realize on sales of our displays produced in quantity. Developer kits have a higher unit price than mass produced displays as they are custom made and require additional parts which are not required for displays sold in quantity.

        Cost of Revenues. Cost of revenues are the product costs associated with the manufacture of display developer kits. Costs of revenues were $10,945 and $4,104 in 1999 and 1998, respectively. Gross margins associated with the sales of developer kits are higher and not indicative of the gross margins we expect to realize on sales of our displays produced in quantity. Developer kits have a higher unit cost than mass produced displays as they are custom made, require additional parts and they require additional time and effort spent with the customer.

        Selling, general and administrative expenses. Selling, general and administrative expenses were $2,084,273 and $1,189,330 in 1999 and 1998, respectively. The increase of 75% from 1998 levels is primarily due to an increase in legal, accounting, payroll and office expenses.

        Stock-based general and administrative expenses. Stock-based general and administrative expenses were $1,935,504 and $371,617 in 1999 and 1998, respectively. The amounts incurred relate to the valuation of common stock, stock options, and warrants issued in exchange for consulting services provided to us. The amounts incurred in 1998 relate to salaries and consulting expenses paid in stock, stock options and warrants. This stock-based expense incurred during 1999 has enabled us to obtain the necessary capital resources to support working capital and development needs in 2000.

        Research and development expenses. Research and development expense increased from $1,509,510 to $1,955,170 or 30%, from 1998 to 1999. This increase was due primarily to the expenses associated with the development of our fifth generation display including parts, materials, wafer processing and additional consulting services.

        Interest income. Interest income was $10,303 and $6,786 in 1999 and 1998, respectively. The 51.8% increase in interest income in 1999 was due to higher average cash balances during 1999 than during 1998.

        Interest expense. Interest expense was $104,312 and $142,915 in 1999 and 1998 respectively. This decrease of $38,603 resulted from the conversion of interest expense associated with certain convertible notes to equity that was re-classified as stock-based interest expense. In addition, capital lease obligations are nearing their termination dates, resulting in lower interest expense in 1999.

        Stock-based interest expense. Stock-based interest of $509,834 relates to a change in the conversion price from $0.75 to $0.70 in exchange for a waiver of covenants for certain convertible noteholders. A stock-based expense of $601,957 relates to the valuation of interest converted into equity based on fair market value of the stock at the time of conversion. An additional stock-based expense of

$277,794 relates to the assumption that the $24,156 of accrued interest expense will be converted to equity based on the fair market value of the common stock on December 31, 1999.

        Loss from operations before income taxes. Losses from operations before income taxes were $7,407,486 and $3,180,940 in 1999 and 1998, respectively. This 133% increase from 1998 to 1999 reflects the increased expenses associated with the restructuring and reorganizing of the company since its change in management in July of 1998 and the redirecting of the company from its previous research & development focus to manufacturing and sales. Of the total increased loss from operations of $4,226,546, a total of $3,325,089 of this increased loss was stock-based interest and general expenses.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

        Revenues. Our net revenues were $29,750 and $325,000 in 1998 and 1997 respectively. Revenues in 1998 were comprised of sales of a small number of developer kits of our displays, while those in 1997 were revenues from a non-recurring engineering contract.

        Cost of Revenues. Cost of revenues represented product costs associated with the production of display developer kits. Costs of revenue were $4,104 and $0 in 1998 and 1997, respectively. There were no product sales in 1997.

        Selling, general and administrative expenses. Selling, general and administrative costs were $1,437,714 and $1,794,852 in 1998 and 1997, respectively. The decrease of 20% from 1997 levels was due primarily to non-recurring legal fees in 1997.

        Research and development expenses. Research and development costs decreased $348,160, or 19%, from 1997 to 1998. The decrease was due primarily to the acquisition of SpatiaLight of California, Inc. (SOC) in 1997.

        Stock-based general and administrative expenses. Stock-based general and administrative expenses incurred in 1998 relate to salaries and consulting expenses paid in stock, stock options, and warrants. No such expenses were incurred in 1997.

        Interest income. Interest income was $6,786 and $18,821 in 1998 and 1997, respectively. The decrease in interest income in 1998 was principally due to lack of investments during the year.

        Interest expense. Interest expenses were $142,915 and $12,186 for 1998 and 1997, respectively. This increase was primarily due to convertible notes issued during 1998.

        Loss from operations before income taxes. Losses from operations were $3,180,940 and $3,320,887 in 1998 and 1997, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No 137, which delays the required implementation of SFAS No. 133 for one year.

                                  RISK FACTORS

WE ARE SUBJECT TO LENGTHY DEVELOPMENT PERIODS AND PRODUCT ACCEPTANCE CYCLES.

        Our business model requires us to develop microdisplays that perform better than existing technologies, contract with one or more third-party manufacturers to manufacture our prototypes in bulk, and sell the resulting displays to original equipment manufacturers that will then incorporate it into their products. OEMs make the determination during their product development programs whether or not to incorporate our display modules in their products. This requires us to invest significant amounts of time and capital in designing display modules well before our customers introduce their products incorporating these displays and before we can be sure that we will generate any significant sales to our customers or even recover our investment. Even if a product is successful for a short period, competition from other sellers could limit the length of time it is successful.

WE ARE INCURRING SUBSTANTIAL RESEARCH AND DEVELOPMENT COSTS.

        We currently have over ten engineers based in California working on prototype microdisplays. This staffing creates significant research and development costs that may not be recouped. We have sold our current prototypes to a number of companies that have indicated they may be willing to incorporate them into products if they could buy such displays in volume. As we begin the process of working with third parties to manufacture our designs in volume, we are continuing to use our engineers to develop subsequent generations of our microdisplays. As a result, our overhead is expected to increase.

WE MAY EXPERIENCE DIFFICULTIES MASS-PRODUCING MICRODISPLAYS.

        We need to work closely with our manufacturing sources to commence volume production of our current prototype. Problems in implementing volume production or lower than expected manufacturing yields could significantly and adversely affect us because we will have already incurred the costs for the materials used in the microdisplay manufacturing process. These problems could cause delays that might lead our potential customers to seek other sources.

        We currently obtain silicon backplanes from the Far East. Some Asian countries are subject to earthquakes and typhoons. Unless we obtain a second source, any disruption or termination of our silicon manufacturing operations in Taiwan or air transportation with the Far East could adversely affect our operations.

        Our silicon backplanes are assembled in Hong Kong with electronic components to create microdisplays. Because our assembly contract is relatively new we anticipate that technical issues in the manufacturing process will need to be resolved. The design and manufacture of LCDs and display modules are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. Contract manufacturers do not guarantee their manufacturing yields. In addition, the complexity of manufacturing processes will increase along with increases in the sophistication of our display modules. Low manufacturing yields or delivery problems could adversely affect our operating results.

A MARKET FOR OUR PRODUCTS MAY NOT DEVELOP.

        Various target markets for our micro-displays, including projectors, monitors, high-definition televisions, and portable micro-displays, are uncertain, may be slow to develop, or could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. Gaining acceptance in this market may prove difficult because of the radically different approach of microdisplays to the presentation of information. In order for us to succeed, not only must we sell to those manufacturers that produce end-products microdisplays that are better and cheaper than the alternatives they would otherwise use, but also, the manufacturers themselves must develop products that are successful commercially. Our failure to sell to manufacturers or the failure of the ultimate target markets to develop as we expect will impede our anticipated growth.

OUR DISPLAYS MAY NOT SUCCEED COMMERCIALLY.

        Our microdisplays may not be accepted by a widespread market. Even if we successfully mass-produce a display that is used in a retailed product, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

o       superior technologies developed by our competitors;

o       price considerations;

o       lack of anticipated or actual market demand for the products; and

o       difficulties in inducing companies to begin using our product.

WE DO NOT HAVE LONG-TERM PURCHASE COMMITMENTS FROM OUR PROSPECTIVE CUSTOMERS.

        Our prospective customers have not yet provided us with firm or long-term volume purchase commitments. Although we have begun to negotiate with our customers, we currently do not have any contracts with our customers. Because we have no firm, long-term volume purchase commitments we do not have clear order lead times or basis for inventory allocations. In addition, our prospective customers can cancel purchase commitments or reduce or delay orders at any time. The cancellation, delay, or reduction of customer commitments could result in our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. Our sales to customers in the electronics industry, which is subject to severe competitive pressures, rapid technological change, and product obsolescence, increases our inventory and overhead risks.

WE DEPEND ON THE MARKET ACCEPTANCE OF THE PRODUCTS OF OUR CUSTOMERS.

        We do not sell any products to end-users. Instead, we design and manufacture various product solutions that our customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers' products. Any significant slowdown in the demand for our customers' products would adversely affect our business.

        Our dependence on the success of the products of our customers exposes us to a variety of risks, including our needs to do the following:

o maintain customer satisfaction with our design and manufacturing services;

o match our design and manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;

o anticipate customer order patterns, changes in order mix, and the level and timing of orders that we can meet; and

o       adjust to the cyclical nature of the industries and markets we serve.

Our failure to address these risks may cause us to lose sales or for sales to decline.

WE FACE INTENSE COMPETITION.

        We serve intensely competitive industries that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Some of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution and other resources than we possess. As a result, they may be able to introduce new products and respond to customer requirements more quickly than we can.

        Our competitive position could suffer if one or more of our customers decide to design and manufacture their own display modules, to contract with our competitors, or to use alternative technologies. In addition, our customers typically develop a second source. Second source suppliers may win an increasing share of a program by competing primarily on price rather than on design.

        Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

o       our success in designing and manufacturing new display technologies;

o       our ability to address the needs of customers;

o the quality, performance, reliability, features, ease of use, pricing, and diversity of our display products;

o foreign currency fluctuations, which may cause a foreign competitor's products to be priced significantly lower than our displays;

o       the quality of our customer services;

o       the efficiency of our production sources;

o the rate at which customers incorporate our displays into their own products; and

o       products or technologies introduced by our competitors.

THE ELECTRONICS INDUSTRY IS CYCLICAL.

        The electronics industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production over-capacity. In addition, the electronics industry is cyclical in nature. We may experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

WE MUST FINANCE THE GROWTH OF OUR BUSINESS AND THE DEVELOPMENT OF NEW PRODUCTS.

        To remain competitive, we must continue to make significant investments in research and development, equipment and facilities. Our failure to generate sales to offset our costs would adversely affect our ability to continue operating.

        We anticipate the need for additional equity or debt financing to provide for the capital expenditures required to maintain our research and development and to move to production. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business at the rate desired and our operating results may suffer. Equity financing could result in additional dilution to existing stockholders. Debt financing increases expenses, must be repaid regardless of operating results, and is secured against our assets, potentially leaving fewer resources available for the repayment of equity holders.

OUR OPERATING RESULTS ARE NEGATIVE AND SUBJECT TO FLUCTUATIONS.

        We have not achieved profits in the past five years and have experienced cash shortages. We will need to achieve substantial sales to support our cost structure before we can begin to recoup our operating losses and accumulated deficit. Any progress toward profitability may not be steady and may be subject to significant periodic or seasonal quarterly fluctuations due to factors including the following:

o introductions of displays and market acceptance of new or new generations of displays;

o       timing of expenditures in anticipation of future orders;

o       changes in our cost structure;

o       availability of labor and components;

o       pricing and availability of competitive products and services;

o       the timing of orders;

o the volume of orders relative to the capacity we can contract to produce;

o       evolution in the life cycles of customers' products; and

o       changes or anticipated changes in economic conditions.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

        The market price of our common stock has been extremely volatile, reflecting reported losses, receipt of additional financing and changes to management. Other companies have found similar volatility correlates with class action securities law suits. The trading price of our common stock in the future could continue to be subject to wide fluctuations in response to various factors, including the following:

o       quarterly variations in our operating results;

o actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

o       public announcements regarding our business developments;

o       changes in analysts' estimates of our financial performance;

o       general conditions in the electronics industry; and

o       worldwide economic and financial conditions.

        In addition the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for many high-technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations and other factors may adversely affect the market price of our common stock.

OUR COMMON STOCK MAY NOT BE LIQUID.

        We are currently traded on the over-the-counter bulletin board. Our stockholders may find that it is more difficult to sell our capital stock than shares listed on an exchange or a national market. The trading volume of our shares may be limited in part due to the marketability of our stock. Any swing in the price of our stock may be magnified into a material reduction in price because relatively few buyers may be available to purchase our stock.

SALES OF LARGE NUMBERS OF SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

        Many of our outstanding shares are freely tradable without restrictions or further registration. Sales of substantial amounts of common stock by our stockholders, or even the potential for such sales, may affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

WE DEPEND ON KEY PERSONNEL.

        Our development and operations depend substantially on the efforts and abilities of our senior management and technical personnel. The competition for qualified management and technical personnel is intense. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse affect on us.

WE MUST PROTECT OUR INTELLECTUAL PROPERTY.

        We believe that our continued success depends in part on protecting our proprietary technology. Third parties could claim that we are infringing their patents or other intellectual property rights. In the event that a third party alleges that we are infringing its rights, we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect us.

        We rely on a combination of patent law, trade secret law, attempts to limit disclosure of our confidential information and contractual provisions to protect our intellectual property. Trade secret laws and contractual provisions afford only limited protection. We face risks associated with our intellectual property, including the following:

o       pending patent applications may not be issued;

o       patents issued to us may be challenged, invalidated, or circumvented;

o unauthorized parties may obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights;

o others may independently develop similar technology or design around any patents issued to us;

o       intellectual property laws may not protect our intellectual property;
        and

o effective protection of intellectual property rights may be limited or unavailable in some foreign countries, such as China, in which we may operate.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL TRADE AND CURRENCY EXCHANGE.

        Political and economic conditions abroad may adversely affect the foreign manufacture and sale of our displays. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect our ability to manufacture or sell displays in foreign markets and to purchase materials or equipment from foreign suppliers.

SHORTAGES OF COMPONENTS AND MATERIALS MAY DELAY OR REDUCE OUR SALES AND INCREASE OUR COSTS.

        Our inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. We obtain many of the materials we use in the manufacture of our displays from a limited number of foreign suppliers, particularly suppliers located in the Far East, and we do not have long-term supply contracts with any of them. As a result, we are subject to economic instability and currency fluctuations in these countries as well as to increased costs, supply interruptions, and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our product solutions are incorporated.

WE MUST EFFECTIVELY MANAGE OUR GROWTH.

        The failure to manage our growth effectively could adversely affect our operations. Our ability to manage our planned growth effectively will require us to:

o       enhance our operational, financial, and management systems;

o       expand our facilities and equipment; and

o successfully hire, train, and motivate additional employees, including technical staff.

        As we expand our overhead and selling expenses will increase. We also may be required to increase staffing and purchase capital equipment. Customers, however, generally do not commit to firm production schedules for more than a short time in advance. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability.

WE COULD BE LIABLE IN CONNECTION WITH PRODUCT LIABILITY CLAIMS.

        Product liability claims may be asserted against us in the event that the use of our products, or products which incorporate our products, are alleged to cause injury or other adverse effects. Our product liability insurance may not be adequate to protect us against potential claims. As a result a successful claim against us could materially affect our financial stability. In addition, our reputation may be affected by product liability claims regardless of the merit or eventual outcome of the claim.

WE DO NOT PAY CASH DIVIDENDS.

        We have never paid any cash dividends on our common stock and do not anticipate that we will pay cash dividends in the near term. Instead, we intend to apply earnings to the expansion and development of our business.

ITEM 7.  FINANCIAL STATEMENTS



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
SpatiaLight, Inc.:

We have audited the accompanying consolidated balance sheet of SpatiaLight, Inc. and Subsidiary (the Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the consolidated financial position of SpatiaLight, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                    /s/ KPMG LLP


San Francisco, California
March 25, 2000

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of SpatiaLight, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of SpatiaLight, Inc. and subsidiary (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' capital deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, successful completion of the Company's development program and ultimately, the attainment of profitable operations, is dependent on future events including obtaining adequate financing, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. As further discussed in Note 9 to the consolidated financial statements, the Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE AND TOUCHE LLP
---------------------------
Deloitte and Touche LLP
San Francisco, California
March 24, 1999

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                    1999           1998
                                                                ------------     ------------
ASSETS

Current assets
  Cash and cash equivalents                                     $  1,236,609          470,086
  Accounts receivable                                                      0           30,492
  Inventories                                                          5,036           18,296
  Other current assets                                                93,417                0
                                                                ------------     ------------
          Total current assets                                     1,335,062          518,874

Property and equipment, net                                          321,853          221,498
Other assets                                                          22,670          187,204
                                                                ------------     ------------

               Total assets                                     $  1,679,585          927,576
                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable                                              $    286,741          466,031
  Short term notes payable                                                 0        3,337,508
  Accrued expenses and other liabilities                             728,990           96,693
                                                                ------------     ------------
        Total current liabilities                                  1,015,731        3,900,232

Noncurrent liabilities
  Convertible notes                                                1,216,337                0
  Long term capital lease obligations                                  9,605           25,420
                                                                ------------     ------------

               Total liabilities                                   2,241,673        3,925,652

Commitments and contigencies

Stockholders' equity (deficit):
  Common stock, $.01 par value:
     40,000,000 shares authorized;
     16,635,818 and 11,413,501 shares issued and outstanding
     in 1999 and 1998 respectively                                   166,359          114,135
Additional paid-in capital                                        20,649,563       10,854,938
Accumulated deficit                                              (21,378,010)     (13,967,149)
                                                                ------------     ------------
        Total stockholders' (deficit)                               (562,088)      (2,998,076)
                                                                ------------     ------------

Total liabilities and stockholders' equity (deficit)            $  1,679,585          927,576
                                                                ============     ============

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 and 1998

                                                                            1999            1998
                                                                        ------------     ------------
Revenues                                                                $     62,000           29,750

Cost of revenues                                                              10,945            4,104
                                                                        ------------     ------------
               Gross profits                                                  51,055           25,646

  Selling, general and administrative expenses                             2,084,273        1,189,330
  Stock-based general and administrative expenses                          1,935,504          371,617
  Research and development expenses                                        1,955,170        1,509,510
                                                                        ------------     ------------
             Total operating expenses                                      5,974,947        3,070,457

             Operating loss                                               (5,923,892)      (3,044,811)

Other income (expense):

  Interest income                                                             10,303            6,786
  Interest expenses                                                         (104,312)        (142,915)
  Stock-based interest expense                                            (1,389,585)               0
                                                                        ------------     ------------

             Total other expense                                          (1,483,594)        (136,129)
                                                                        ------------     ------------

  Loss from operations before income taxes                                (7,407,486)      (3,180,940)

Income tax expense                                                             3,375            2,734
                                                                        ------------     ------------

               Net loss                                                 $ (7,410,861)      (3,183,674)
                                                                        ============     ============

Net loss per share - basic and diluted                                  $      (0.57)           (0.34)
                                                                        ============     ============
Weighted average shares used in computing net loss per share - basic
    and diluted                                                           12,964,597        9,450,926
                                                                        ============     ============


See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1999 and 1998

                                                                  ADDITIONAL                             TOTAL
                                            COMMON STOCK           PAID-IN        ACCUMULATED         STOCKHOLDERS'
                                         SHARES      AMOUNT        CAPITAL         (DEFICIT)        EQUITY (DEFICIT)
                                       ----------    -------     ----------       ----------        ---------------
Balance January 1, 1998                 9,201,111     $92,011     $9,477,395     $(10,783,475)       $(1,214,069)
Issuance of common stock, net           2,212,390      22,124        976,180                -            998,304
Issuance of warrants                            -           -        231,035                -            231,035

Issuance of stock options                       -           -          7,070                -              7,070
Common stock subscribed                         -           -        163,258                -            163,258
Net loss                                        -           -              -       (3,183,674)        (3,183,674)
                                       ----------     -------     ----------       ----------          ---------
Balance December 31, 1998              11,413,501     114,135     10,854,938      (13,967,149)        (2,998,076)
Issuance of common stock                  223,287       2,233        106,668                -            108,901
Sale of warrants                                -           -      2,013,046                -          2,013,046
Net loss                                        -           -              -       (7,410,861)        (7,410,861)
Conversion of convertible notes         3,674,991      36,750      2,575,750                -          2,612,500
Conversion of interest on convertible
   notes                                  247,626       2,477      1,173,736                -          1,176,213
Issuance of warrants-convertible notes          -           -      1,437,500                -          1,437,500
Issuance of warrants-consulting services        -           -      1,077,036                -          1,077,036
Issuance of Class A, B and C warrants-          -           -        861,736                -            861,736
   consulting services
Exercise of stock options and warrants  1,076,413      10,764        549,153                -            559,917
                                       ----------     -------     ----------       ----------          ---------
Balance December 31, 1999              16,635,818     166,359     20,649,563      (21,378,010)          (562,088)
                                       ==========     =======     ==========       ==========          =========

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                              1999         1998
                                                                          -----------   ----------
Cash flows from operating activities:
Net loss                                                                  $ (7,410,861) (3,183,674)
Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation and amortization                                               296,465       82,798
  Stock-based general and administrative expense                            1,935,504      371,617
  Stock-based interest expense                                              1,389,585            0
  Changes in operating assets and liabilities:
     Accounts receivable                                                       30,492      (30,492)
     Inventories                                                               13,260      (18,296)
     Other current assets                                                     (93,417)       7,253
     Accounts payable                                                        (179,290)    (203,516)
     Accrued expenses and other current liabilities                           446,168      164,021
                                                                          -----------   ----------
                    Net cash used by operating activities                  (3,572,094)  (2,810,289)
Cash flows from investing activities:
  Purchase of property and equipment                                         (232,442)     (86,312)
                                                                          -----------   ----------
                    Net cash used in investing activities                    (232,442)     (86,312)
Cash flows from financing activities:
  Payments on capital lease obligations                                       (30,281)     (28,060)
  Payments on line of credit                                                        0     (250,000)
  Proceeds from issuance of convertible notes with warrants attached        1,437,500            0
  Proceeds from issuance of convertible notes                                 590,876    3,229,123
  Proceeds from sales of warrants                                           2,013,046            0
  Proceeds from exercise of warrants and options                              559,918            0
                                                                          -----------   ----------

                Net cash provided by financing activities                   4,571,059    2,951,063

Net increase in cash                                                          766,523       54,462

Cash at beginning of period                                                   470,086      415,624
                                                                          -----------   ----------
Cash at end of period                                                     $ 1,236,609      470,086
                                                                          ===========   ==========
Supplemental disclosure of cash flow information:
  Income taxes paid during the period                                     $     1,600        1,600
  Interest paid during the period                                         $     7,579       50,150
Non cash financing activities:
  Warrants issued in conjunction with convertible notes and loan
    extensions                                                                      0      153,447
  Common stock issued upon conversion of notes                            $ 2,612,500      662,667

See accompanying notes to consolidated financial statements.


                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 1999 AND 1998

1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business - SpatiaLight, Inc. (SpatiaLight or the Company) and its subsidiary SpatiaLight of California, Inc. (SOC) are in the business of designing high-resolution microdisplays, which measure one inch in diagonal and basically consist of liquid crystals and a glass cover on top of a silicon chip. These displays are also known as and commonly referred to as Liquid Crystal Displays (LCD), Active Matrix Liquid Crystal Displays (AMLCD), Liquid Crystal on Silicon (LCOS), and Spatial Light Modulators (SLM). These displays are designed in a manner that can provide high-resolution images suitable for applications such as computer monitors, high definition television, video projectors and other applications while utilizing the existing manufacturing processes of typical silicon and liquid crystal displays to obtain economies of scale and thereby reduce costs. To date, the Company has only sold sample quantities of its displays to customers who are evaluating the displays for use in their products.

        The address and telephone number of the Company's principal executive offices are 9 Commercial Boulevard, Suite 200, Novato, California 94949, (415) 883-1693. The Company was organized under the laws of the State of New York in 1989 under the name of Sayett Acquisition Company, Inc.; it subsequently changed is name to Sayett Group and in June 1996 changed its name to SpatiaLight, Inc. The Company has a wholly owned subsidiary named SpatiaLight of California, Inc.

        Principles of Consolidation - The consolidated financial statements include the accounts of SpatiaLight, Inc. (SI), and its wholly owned subsidiary SpatiaLight of California, Inc. (SOC). All inter-company accounts and transactions have been eliminated upon consolidation.

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

        Cash Equivalents - Cash equivalents include money market securities stated at cost, which approximate market value.

        Inventories - Inventories in 1999 and 1998 are stated at the lower of cost or market and consist primarily of developer kits and their components.

        Property and Equipment - Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, generally 3 years for computer equipment and building improvements and 7 years for office furniture and equipment.

        Revenue Recognition - Revenue is generally recognized at the time that product is shipped provided that collectability is probable.

        Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 1999 AND 1998 (Continued)

enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Research and Development - Research and development costs are charged to expense when incurred.

        Financial Instruments - The Company's financial instruments include cash and cash equivalents and debt. At December 31, 1999 and 1998 the fair values of cash and cash equivalents and debt issued without equity components, approximated their financial statement carrying amounts. For debt issued with equity instruments attached, little or no value has been assigned to the debt and the fair value of the debt on a stand-alone basis is not easily determinable.

        Stock-based Compensation - The Company accounts for its stock-based compensation arrangements using the intrinsic value method pursuant to APB Opinion No. 25. As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to SFAS No. 123, the Company discloses the proforma effects of using the fair value method of accounting for stock-based compensation arrangements.

        Impairment of Long-lived Assets and Long-lived Assets to be Disposed of
- The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

        Loss per Common Share - Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

        Recently Issued Accounting Standards -In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 2000. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe that adoption of this statement will have a material impact on the Company's financial position or results of operation.

        Reclassifications. Certain prior year amounts have been reclassified in order to conform to current years presentation.

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 1999 AND 1998 (Continued)

2.      ISSUANCE OF SECURITIES

        In December 1999, the Company issued warrants to purchase 821,429 shares of common stock in conjunction with the issuance of $2,875,000 of convertible notes. These convertible notes bear an interest rate of 6%, are convertible into common stock at $3.50 per share, and are due on June 30, 2001. As of December 31, 1999 the Company received the first installment of $1,437,500. The second installment of $1,437,500 will be received upon achievement of a performance target. No conversions have taken place as of December 31, 1999.

        The warrants attached to these notes were all issued in December 1999. They are exercisable at any time by the lenders until June 30, 2002 at an exercise price of $3.50 per share. No warrants have been exercised as of December 31, 1999. A value of $1,437,500 was assigned to the warrants using the Black-Scholes option-pricing model and the following assumptions; stock price $6.00, exercise price $3.50, contractual term 2.5 years, volatility 114%, risk-free interest rate 6% and a dividend yield of 0. The total cash received from the issuance of the notes of $1,437,500 under this model is less than the value associated with the warrants. Therefore, a value of $1,437,500 has been assigned to the warrants and as a discount on the notes. This amount is being recognized as interest expense over the term of the note at an annual rate of approximately 1,230%. Interest expense related to this discount was insignificant in 1999, and is expected to be $3,615 in 2000 and $1,433,885 in 2001, unless the debt is converted into equity at an earlier date.

        During 1999 the Company sold warrants to purchase 2,315,283 shares of the Company's common stock and received cash of $2,013,046. The purchase price of the warrants ranged from $.67 to $1.07 with exercise prices ranging from $1.87 to $2.81. If all the warrants are exercised, the aggregate proceeds will be approximately $4,377,000.

        During 1999, the Company issued warrants to purchase 693,000 shares of common stock in exchange for services rendered to the Company. These warrants have exercise prices ranging from $0.83 to $3.50. A value of $1,077,036 was assigned to the warrants, using the Black-Scholes option-pricing model and the following assumptions: volatility 114%, risk free interest rate 6.0%, a dividend yield of 0, contractual terms of 1.25 to 3.0 years and the stock price on the dates of each issuance. This expense was recorded as stock-based general and administrative expense.

        Also during 1999, the Company issued 1,076,413 shares of common stock upon the exercise of its stock options and warrants. A total of 268,700 employee stock options, which vested during 1997 and 1998, were exercised at grant prices ranging from $0.25 to $0.81. In addition, 779,000 warrants were exercised at prices ranging from $0.50 to $0.83. These warrants were issued in 1997 and 1998. Total cash received from the exercise of these options and warrants was $165,457 and $394,460, respectively. In addition, two warrants totaling 28,713 shares, issued during 1997 and 1998 were exercised under a "cashless" provision of the warrant.

        In addition, in 1999, 39,973 shares of common stock were issued to satisfy $108,901 of payables to employees and vendors.

        During each of the first three-quarters of 1999 and the last quarter of 1998, the Company issued tranches of 100,000 Class A, 100,000 Class B and 100,000 Class C warrants to a consultant with exercises prices of $1.50, $2.00, and $2.50, respectively. The Class A warrant is immediately exercisable and allows the holder to purchase shares of the Company's common stock at an exercise price of $1.50 per share. Upon exercise of the Class A warrant, a Class B warrant will be issued by the Company to purchase shares of the Company's common stock at an exercise price of $2.00 per share. The Class B warrant will be exercisable from the date the Class A warrant is exercised until 2001. Upon exercise of the Class B warrant, a Class C

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 1999 AND 1998 (Continued)

warrant will be issued by the Company to purchase shares of the Company's common stock at an exercise price of $2.50 per share. The Class C warrant will be exercisable from the date the Class B warrant is exercised until 2002. The warrants issued to the consultant are fully vested, and were issued in tranches of 100,000 Class A, 100,000 Class B and 100,000 Class C in exchange for services rendered during the quarters for advising the Company as to feasible capital structures and assisting in identifying appropriate capital sources. An independent valuation firm has determined the fair values of the Class A, Class B and Class C warrants issued in 1999 on each of the issue dates and the Company has recorded the total fair value of $861,736 as consulting expense. In the year ended December 31, 1998, $60,584 was recorded as consulting expense

        In 1998 the Company issued 120,000 Class A, 120,000 Class B, and 120,000 Class C warrants to a consultant with exercise prices of $1.50, $2.00, and $2.50, respectively. The Class A warrant is immediately exercisable and allows the holder to purchase shares of the Company's common stock at an exercise price of $1.50 per share. Upon exercise of the Class A warrant, a Class B warrant will be issued by the Company to purchase shares of the Company's common stock at an exercise price of $2.00 per share. The Class B warrant will be exercisable from the date the Class A warrant is exercised until 2001. Upon exercise of the Class B warrant a Class C warrant will be issued by the Company to purchase shares of the Company's common stock at an exercise price of $2.50 per share. The Class C warrant will be exercisable from the date the Class B warrant is exercised until 2002. The warrants issued to the consultant are fully vested, and were issued in exchange for services rendered during 1998 for advising the Company as to feasible capital structures and assisting in identifying appropriate capital sources. A value of $66,217 was assigned to the warrants, using the Black-Scholes option-pricing model and the following assumptions: stock price $0.75, historical volatility 140%, risk free interest rate 5.32%, a dividend yield of 0, and contractual terms of 1.25 to 3.0 years. This expense was recorded as a cost of obtaining financing.

        In 1998 the Company issued 364,700 shares of common stock to satisfy approximately $220,000 of payables to vendors for expenses incurred in 1997.

        In 1998 the Company also issued a warrant to purchase 20,000 shares of common stock with an exercise price of $1.50 per share in exchange for legal services. The warrants expire in the year 2000. A value of $6,932 was assigned to the warrants, using the Black-Scholes option-pricing model and the following assumptions: stock price $0.75, historical volatility 170%, risk free interest rate 4.26%, a dividend yield of 0, and a contractual term of one year.

        In December 1998 the Company issued warrants to purchase 76,000 shares of common stock with exercise prices ranging from $.50 to $0.67 in exchange for note extensions. A value of $93,246 was assigned to the warrants, using the Black-Scholes option-pricing model and the following assumptions: stock price $1.72, volatility 174%, risk free interest rate 4.52%, a dividend yield of 0, and a contractual term of one year. In addition, in January 1998 the Company issued a warrant to purchase 8,000 shares of common stock with an exercise price of $.832 in exchange for a note extension. A value of $4,057 was assigned to the warrants, using the Black-Scholes option-pricing model and the following assumptions: stock price $.8125, volatility 176%, risk free interest rate 5.51%, a dividend yield of 0, and a contractual term of one year. These warrants were amortized to cost of financing over the one-year expected life of the warrants.

        In 1998 the Company issued 86,000 shares of common stock as compensation to an employee. The issuance was recorded as $21,500 of salary expense. Also, 45,000 shares of common stock were issued to vendors for consulting expenses at a value of $22,825.

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 1999 AND 1998 (Continued)

3.  NOTES PAYABLE

        Short-term convertible notes totaling $3,281,952 were issued during 1998. The notes accrued interest at 6% and had a maturity date of December 31, 1999. The notes were convertible into the Company's common stock at $0.50 and $0.70 per share. Of the total convertible notes, $2,012,500 of the notes originally were convertible into the Company's common stock at $0.75 per share. In September 1999 the Company agreed to reduce the conversion price of these notes from $0.75 to $0.70 resulting in stock-based interest expense of $509,834 The reduction in conversion price was done in exchange for a waiver of certain covenants of these convertible notes. The notes were secured by substantially all of the assets of the Company. In February 1999, the Company issued additional notes of $590,876 to the existing short-term note holders under the same terms and conditions in exchange for cash. In November 1999, the note holders converted these notes and the 1998 notes totaling $2,021,624 plus accrued interest into 3,922,617 shares of common stock. Total principal and interest converted was $2,612,500 and $1,176,213, respectively.

        Convertible notes at December 31, 1999 relate to a note from Argyle Capital Management Corporation, a company affiliated with Robert Olins, a Director of the Company. The outstanding principal as of December 31, 1999 is $1,188,000. These convertible notes accrue interest at 6% and both principal and interest are convertible at $0.50 per share and are secured by substantially all assets of the Company. These notes were originally due on December 31, 1999 and have been extended until June 30, 2001 under the same terms. In September 1999, upon a demand from Argyle Capital Management Corporation, the accumulated interest was converted into 240,886 shares of the Company's common stock. The Company valued this stock based upon a market price of $2.70 on the date of the conversion and issuance, and has recorded a stock-based interest expense of $601,957 in 1999 and $48,443 of interest expense in 1998. In addition, the Company has assumed that the accrued interest expense at a rate of 6%, from September 1999 to December 31, 1999 will be converted into 48,312 shares of common stock. Using the December 31, 1999 closing price for the Company's common stock of $5.75 to value such shares, the Company has recorded a stock-based interest expense of $277,794 and accrued this on the balance sheet.

        In 1998 convertible notes totaling $550,000 were converted into 1,716,610 shares of common stock. Conversion costs of $183,816 related to the discounted conversion rate were recorded in costs of obtaining financing.

        A short-term note of $55,000 was issued during 1998. The borrowing was made to provide working capital, and accrued interest at 10% per annum. The note was due on February 27, 1998 and was extended indefinitely in exchange for 8,000 warrants to purchase the Company's common stock at an exercise price of $0.83 per share. The warrants expire in 2000. The note was paid in the first quarter of 1999.

4.      PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, consists of the following:

                                                              1999                 1998
                                                            ---------            --------
                   Office furniture and fixtures            $ 165,319              97,119
                   Machinery and equipment                    464,627             360,719
                   Building and improvements                   60,334                   0
                                                            ---------            --------
                                                              690,280             457,838
                   Less accumulated depreciation              368,427             236,340
                                                            $ 321,853             221,498
                                                            =========            ========

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 1999 AND 1998 (Continued)

        Included in fixed assets at December 31, 1999 and 1998 is equipment acquired under capital leases of $133,640 and $133,640 respectively with accumulated depreciation of $92,364 and $65,682, respectively. The Company incurred depreciation expense of $132,087 and $82,798 at December 31, 1999 and 1998, respectively.

        The following is a summary of the future lease obligations as of December 31, 1999:

    Year ended December 31:                                       Capital           Operating
                                                                  -------           ---------
    2000                                                          $18,485           $212,620
    2001                                                            6,431            209,258
    2002                                                            4,824             61,481
                                                                  -------           --------

                Total minimum lease payments                      $29,740           $483,359
                                                                  -------           --------

           Less amount representing interest                        4,320
                                                                  -------

           Present value of net minimum capital lease payments     25,420

           Less current installments under capital leases          15,815
                                                                  -------

           Obligations under capital leases, excluding current
             installments                                         $ 9,605
                                                                  =======



        Rent expense related to operating leases for the years ended December 31, 1999 and 1998 was $202,465 and $91,587, respectively.

5.  INCOME TAXES

Income taxes for the year ended December 31, are comprised of the following:


                                               Current       Deferred        Total
                                              --------       --------        -----
           Year ended December 31, 1999
           Federal                            $      0              0            0
           State                                 3,375              0        3,375
                                              --------        -------       ------

           Total                                 3,375              0        3,375
                                              ========        =======       ======

           Year ended December 31, 1998
           Federal                                   0              0            0
           State                                 2,734              0        2,734
                                              --------        -------       ------

           Total                              $  2,734              0        2,734
                                              ========        =======       ======

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 1999 AND 1998 (Continued)


Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

                                                                1999                1998
                                                           ------------          ----------
     Computed "expected" tax expense (benefit)              $(2,599,108)         (1,081,520)
     Permanent differences                                     (533,736)             63,862
     Losses for which no benefit has been recognized          3,132,844           1,017,658
     State tax expense, net of federal income tax benefit         3,375               2,734
                                                            -----------           ---------
     Total tax expense (benefit)                            $     3,375               2,734
                                                            ===========           =========


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 is presented below:

                                                              1999                 1998
                                                         --------------          ----------
     Deferred tax assets:
         Net operating loss carryforwards                $    7,469,178           3,996,850
         Equity investment losses                                99,865             537,764
         Accrued expenses                                        27,952             119,503
         Research and development credits                       486,762             338,790
         Other                                                   45,311             222,139
                                                         --------------          ----------
                Gross deferred tax assets                     8,129,068           5,215,046
                Valuation allowance                          (8,129,068)         (5,215,046)
                                                         --------------          ----------
         Net deferred tax assets                                      0                   0
                                                         --------------          ----------
     Deferred tax liabilities
             Gross deferred tax liabilities                           0                   0
                                                         --------------          ----------
             Net deferred tax assets (liabilities)        $           0                   0
                                                         ==============          ==========


        The valuation allowance for deferred tax assets as of December 31,1999 was $8,129,068. The net change in the total valuation allowance was $2,914,022 and $1,420,878 for the years ending December 31, 1999 and 1998, respectively. As of December 31, 1999, the Company had net-operating loss carryforwards of approximately $19,200,000 for federal and $13,300,000 for state tax purposes, respectively, which begin to expire in 2005 for federal and have already begun to expire for state. In addition, as of December 31, 1999, the Company had research and development carryforwards of approximately $331,000 for federal, which will begin to expire in 2008 and $239,000 for state tax purposes, which will carryforward indefinitely.

        Under the provisions of the Internal Revenue Code, should substantial changes in the Company's ownership occur, the utilization of net operating loss carryforwards may be limited.

        Deferred tax assets resulting from net operating losses attributable to stock option exercises and warrant issuances will result in a $611,000 credit to additional paid-in capital when realized.

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 1999 AND 1998 (CONTINUED)

6.      STOCKHOLDERS' EQUITY

        Stock Option Plans - The Company has four Stock Option Plans (the Plans) primarily for employees, consultants and directors. The Plans authorize the issuance of options to purchase up to 4,000,000 shares of the Company's common stock. The Plans provide for options which may be issued as nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.

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

        At the last shareholders' meeting on June 21, 1999, the shareholders approved a new stock option plan, the 1999 Stock Option Plan. Under the 1999 Stock Option Plan, the Company may grant options to employees, consultants and directors of the Company to purchase up to 2,000,000 shares of the Company's common stock as either non-statutory stock options or incentive stock options. These options expire 10 years from the date of grant and become vested and exercisable 50% in year one and 50% in year two.

        Options under the Plans are granted at the discretion of the Board of Directors/Compensation Committee. All options granted through 1999 have been granted at fair market value.

        The following is a status of the options under the Plans and a summary of the changes in options outstanding during 1999 and 1998:

                                                  Number of       Weighted Average
                                                   Shares              Price
                                                ------------      ----------------
                Outstanding January 1, 1998      1,355,000              $  0.80
                Options granted                  1,620,000              $  0.60
                Options canceled                (1,320,000)             $  0.67
                                                 ---------              --------

                Outstanding, December 31, 1998   1,655,000              $  0.70
                Options granted                  1,487,500              $  5.36
                Options exercised                 (268,700)             $  0.62
                Options canceled                         0                    -
                                                 ---------              --------

                Outstanding, December 31, 1999   2,873,800              $  2.71
                                                 =========              =======


Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 1999 AND 1998 (Continued)


        The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life 24 months in 1999 and 36 months in 1998, historical volatility 114% in 1999 and 112% in 1998, and risk-free interest rates of 5.875% in 1999, 5.18% in 1998. No dividends are expected for the term of the options. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, proforma net loss would have been as follows:

                                                                         Years ended December 31,
                                                                       1999                     1998
                                                                    -----------               ----------
                Net loss, as reported                               $(7,410,861)              (3,183,674)
                Pro forma net loss                                  $(7,831,425)              (3,325,463)
                Net loss per share - basic and diluted                    (0.57)                  $(0.34)

                Pro forma net loss per share - basic and diluted          (0.60)                   (0.35)

        Options exercisable as of December 31, 1999 and 1998 totaled approximately 1,056,300 and 267,500 options at a weighted average exercise price of $0.66 and $1.35 respectively.

        Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                                                 OPTIONS
                       OPTIONS OUTSTANDING                     EXERCISABLE
                       -------------------                     -----------
                                          Weighted
                            Remaining      Average     Weighted                  Weighted
           Range of        Outstanding   Contractual   Average                   Average
           Exercise        at December      Life       Exercise     Number       Exercise
            Prices          31, 1999       (Yrs.)       Price     Exercisable     Price
        -----------    ---------------   -----------  ---------   -----------   ---------
        $5.01-6.00          1,127,500      10.0        $5.75              0       $0.00
        $3.01-4.00             25,000       9.5        $3.81         12,500       $3.81
        $2.01-3.00             10,000       3.7        $3.00         10,000       $3.00
        $0.25-1.00          1,711,300       8.4        $0.67      1,033,800       $0.66
                            ---------                             ---------
                            2,873,800                             1,056,300
                            =========                             =========


        At December 31, 1999, 1,126,200 shares were available for future grants under the Plans.

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 1999 AND 1998 (Continued)

        Diluted net loss per share does not include the effect of the following potential common shares at December 31:

                                                                             1999        1998
                                                                             ----        ----
       Shares issuable under stock options                                2,873,800   1,655,000

       Shares issuable pursuant to warrants to purchase common stock      6,724,712   2,827,000

       Shares of convertible notes on an "as if converted" basis          2,876,714   6,051,000

        The weighted average exercise price of stock options outstanding was $2.71 and $.70 as of December 31, 1999 and 1998, respectively. The weighted average exercise price of warrants was $2.22 and $.87 as of December 31, 1999 and 1998, respectively.

7.      SEGMENT INFORMATION

        The Company's chief operating decision-maker is the Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying financial statements of operations. Therefore, the Company has determined that it operates in a single business segment. The Company's revenue for 1999 and 1998 consisted of sales of developer kits. All assets are located in the United States.

8.      LEGAL PROCEEDINGS

        Tony Romano and Magellin Entertainment, Inc. (Plaintiffs) filed an action against the Company in San Francisco Superior Court on January 10, 2000. Directors Michael Burney and Robert Olins were also named. The complaint relates to an alleged engagement of Plaintiffs by SpatiaLight in January 1998 to increase public awareness of SpatiaLight, in return for the Company's securities. The Complaint seeks specific performance for the transfer of an additional 75,000 shares of stock. The Company denies the allegations in the complaint. The Company does not believe it has any liability to the Plaintiffs from the litigation. No reserves have been established for potential losses from the litigation.

9.      1998 GOING CONCERN UNCERTAINTY

        During 1998, the Company's operations were constrained by an insufficient amount of working capital and the Company continued to experience negative cash flows and net operating losses. Successful completion of the Company's development program and ultimately, the attainment profitable operations, is dependent on future events including obtaining adequate financing, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. Operations were funded by loans and convertible notes, which were secured by substantially all of the assets of the Company. Recurring operating losses and the accumulated deficit raised substantial doubt about the Company's ability to continue as a going concern, as of December 31, 1998. Management addressed these concerns by raising additional capital.

        The Company anticipates that its existing cash balances together with funds from sales will be sufficient to meet its presently projected cash and working capital requirements (which relate primarily to research, development and production) for the next 12 months.

10.     SUBSEQUENT EVENT

        During the first quarter of 2000, 1,899,015 of the warrants outstanding at December 31, 1999 were exercised. Cash received from the exercise of the warrants totaled $4,178,792.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III


ITEM 9.  Directors, Executive Officers, Promoters and Control Persons

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                    NAME                  AGE                         POSITION(S)
                    ----                  ---                         -----------
            Michael H. Burney              47       Director, Chief Executive Officer, Treasurer,
                                                    Secretary
            Fred R. Hammett                58       President
            Lawrence J. Matteson           60       Director
            Robert A. Olins                43       Director
            Miles L. Scott                 49       Vice President Manufacturing/Engineering
            Steven F. Tripp                31       Director

        All Directors serve for terms of one year and until their successors are duly elected. All of our officers have employment contracts for a one-year period which are extendable for subsequent one year periods.

        MICHAEL H. BURNEY, Director since June 1996, and Chief Executive Officer, Treasurer and Secretary since July 1998, is also the Founder, Chairman and CEO of Chronomotion Imaging, a private R & D company developing a patented process for producing Volumetric Visualizations using electronic holography since 1995. Mr. Burney was the Vice President Treasury for Packard Bell Electronics from 1990 to 1995 and he was a member of the General Management Consulting / Financial Services Group of Ernst & Young from 1987 to 1990. Mr. Burney has received 3 U.S. patents and 15 international patents on the electronic holography process, which is the basis of Chronomotion's intellectual property. Mr. Burney received his BA from Pomona College and his MBA from University of Southern California.

        FRED R. HAMMETT, President since July 1998, was previously with ExperTeam during 1997 and 1998, which is an organization providing professional business resources to companies in growth or change phases. From 1996 to 1997 Mr. Hammett was President and Chief Operating Officer for Infinitron Research International, Inc. From 1994 to 1996 Mr. Hammett was Vice President, Sales and Marketing for UniCAD, Inc., and before that Regional Manager for Quad Design, a Viewlogic Company. In addition to his 18 years in marketing, sales and management positions at Hewlett Packard, he has worked with two successful turnarounds and four successful startups. Mr. Hammett attended the Electronic and Communications School of the US Air Force and studied economics and math at the University of New Mexico.

        LAWRENCE J. MATTESON, Director since 1991, served as Chairman of the Board from May 1995 to June 1997. He currently is an executive professor of business policy at the William E. Simon Graduate School of Business Administration, University of Rochester. Mr. Matteson was Senior Vice President and General Manager, Electronic Imaging for Kodak until December 1991. Mr. Matteson began his career with Kodak in 1965 as a research engineer and has worked at Kodak in various positions continuously from that date until December 1991. He holds degrees in engineering and an MBA from the University of Rochester Graduate School of Business.

         ROBERT A. OLINS, Director since February 1998. Mr. Olins has served as President of Argyle Capital Management Corporation during the past fifteen years. Argyle Capital Management Corporation is a private investment advisory company.

        MILES L. SCOTT, Vice President Manufacturing/Engineering since October 1998, has been the Vice President of Operations and Director of Development at New Interconnection and Packaging Technologies (NIPT) from 1997 to 1998. Mr. Scott was also Program Manager and Senior Process Engineer with Silicon Mountain Design, where he developed, fabricated and commercialized silicon based CCD cameras and displays from 1995 to 1997. Before that position, Mr. Scott was the Principal Engineer and Business Development Leader for Teledyne Brown Engineering from 1991 to 1995. Mr. Scott was also a Founder and Chief Engineer for Optical Transformations, and worked at the MIT Lincoln Labs as part of his 19 years with the U.S. Air Force. Mr. Scott has productized high-speed CCD cameras, Liquid Crystal Displays (LCD), and analog micro-lens arrays through Micro-machining techniques. Mr. Scott received his BS in Electrical Engineering from the University of Utah.

        STEVEN F. TRIPP, Director since June 1999, is President and CEO of KnoWare, Inc. since 1998. KnoWare is a privately held software development company focused on Internet based check image and check fraud detection software for financial institutions. Mr. Tripp was Owner and Vice President of Document Solutions from 1990 to 1998. Mr. Tripp has worked in the software development industry for 10 years with a primary focus on digital imaging.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us for fiscal 1999, all executive officers, directors and greater than 10% shareholders filed the required Section 16(a) reports in a timely manner except that Michael H. Burney, Fred R. Hammett, Lawrence J. Matteson and Miles L. Scott filed Forms 3 for the first time in 1999, despite being subject to reporting requirements in previous years and Michael H. Burney, Fred R. Hammett and Steven Tripp each filed one Form 4 one month late.

ITEM 10.   EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid by the Company for the fiscal year ended December 1999 to the Company's Chief Executive Officer and other executive officers of the Company who received total salary and bonuses in excess of $100,000 during 1999.


                           SUMMARY COMPENSATION TABLE

                                                                               SECURITIES
                                                                               UNDERLYING
                   NAME AND PRINCIPAL POSITION           YEAR      SALARY     OPTIONS/SARS(#)
                   ---------------------------           ----      ------     ---------------
         Michael H. Burney, CEO, Treasurer, Secretary    1999     $200,000        500,000(1)
                                                                                  515,000
                                                         1998      $63,654

         Fred R. Hammett, President                      1999     $197,115        250,000(1)
                                                         1998       55,000        250,000

         Miles L. Scott, Vice President, Engineering/    1999     $100,000        125,000(1)
         Manufacturing                                   1998       16,346        125,000


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                 (A)               (B)           (C)             (D)               (E)
                                 NUMBER OF   % OF TOTAL
                                SECURITIES   OPTIONS/SARS
                                UNDERLYING    GRANTED TO
                               OPTIONS/SARS  EMPLOYEES IN     EXERCISE OR       EXPIRATION
                 NAME           GRANTED (#)  FISCAL YEAR    BASE PRICE ($/SH)     DATE
         ------------------   -------------  -------------  -----------------   -----------
         Michael H. Burney       500,000(1)     40.4%            $5.75          12/31/09

         Fred R. Hammett         250,000(1)     20.2%            $5.75          12/31/09

         Miles L. Scott          125,000(1)     10.1%            $5.75          12/31/09

 (1) Standard options granted under the Company's stock option plans vest over a two-year period, 50% each year. These stock option grants vest over a three-year period and are subject to the optionee meeting specific performance targets.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

        The following table sets forth information with respect to options to purchase common stock granted to the Company's named executive officers including: (i) the number of shares of common stock purchased upon exercise of options in the fiscal year ending December 31, 1999; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 1999; and (iv) the value of such unexercised options at December 31, 1999.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         DECEMBER 31, 1999 OPTION VALUES

                                                                                  (iv)
                                                                                Value of
                                                             (iii)            Unexercised
                                    (i)                    Number of          In-the-Money
                                  Shares                  Unexercised          options at
                                 Acquired      (ii)      Options at Dec.     Dec. 31, 1999
                                    on        Value       31, 1999(#)            ($)
                                 Exercise    Realized     Exercisable/        Exercisable/
        Name                       (#)         ($)       Unexercisable        Unexercisable
        ----                     -------     --------    -------------        -------------
 Michael H. Burney                17,500      $86,469    257,500/750,000  $1,291,250/$1,250,000

 Fred R. Hammett                  95,000      182,093    30,000/375,000       $150,000/$625,000

 Miles L. Scott                      0           0       62,500/187,500       $312,500/$312,500

COMPENSATION OF DIRECTORS

        Non-management directors are paid $500.00 for each board meeting attended. Directors who are also full-time employees are not paid Directors' fees. Robert Olins has waived his non-management Director's fee of $500.00 per board meeting. In December 1998, Larry Matteson received a grant of 250,000 options with an exercise price of $0.75 under the Company's Stock Option Plans for service as a director of the Company.

EMPLOYMENT CONTRACTS

        We are party to an employment agreement with Michael H. Burney to serve as Chief Executive Officer, Treasurer and Secretary, which is in effect through December 31, 2000, with optional one year extensions. As currently in effect, the agreement provides for a salary of $220,000, a signing bonus of $15,000, and a grant of Incentive Stock Options to purchase 500,000 shares of common stock vesting over a three year period depending upon the achievement of performance criteria, and the reimbursement of moving expenses.

        We are also party to an employment agreement with Fred R. Hammett to serve as President, which is in effect through December 31, 2000, with optional one year extensions. As currently in effect, the agreement provides for a salary of $210,000, a signing bonus of $15,000, and a grant of Incentive Stock Options to purchase 250,000 shares of common stock vesting over a three year period depending upon the achievement of performance criteria, and the reimbursement of moving expenses.

        We are also party to an employment agreement with Miles L. Scott to serve as Vice President Engineering/ Manufacturing, which is in effect through December 31, 2000, with optional one-year extensions. As currently in effect, the agreement provides for a salary of $175,000 and a grant of Incentive Stock Options to purchase 125,000 shares of common stock vesting over a three year period depending upon the achievement of performance criteria, and the reimbursement of moving expenses.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock, as of December 31, 1999 based upon a total of 16,635,818 shares outstanding, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock, (ii) by each of the executive officers mentioned in the tables under "Executive Compensation" and by each of the Company's directors, and (iii) by all officers and directors as a group.

                 NAME AND ADDRESS                    AMOUNT AND NATURE OF        PERCENT OF
                 BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP         CLASS (1)
                 ----------------                    --------------------        ----------
    Argyle Capital Management Corporation...             2,436,812(1)               12.78
    Robert A. Olins
    14 East 82nd
    New York, New York 10028
    Sabotini, Ltd...........................             2,060,000(2)               11.02
    C/O Wychwood Trust Ltd.
    1 Castle St.
    Castletown
    Isle of Man, British Isles
    Raymond L. Bauch........................             1,696,350                   9.25
    14 Office Drive Park, Suite 1
    Palm Coast, FL 32137
    Jalcanto, Ltd. .........................             1,267,500(3)                7.08
    C/O Wychwood Trust Ltd.
    1 Castle St.
    Castletown
    Isle of Man, British Isles
    Michael H. Burney.......................               289,127(4)                1.71
    9  Commercial Blvd., Suite 200
    Novato, CA  94949
    Fred R. Hammett.........................                30,000(5)                 *
    9 Commercial Blvd., Suite 200
    Novato, CA  94949
    Miles L. Scott..........................                62,500(6)                 *
    9 Commercial Blvd., Suite 200
    Novato, CA  94949
    Lawrence J. Matteson....................               142,500(7)                 *
    9 Commercial Blvd., Suite 200
    Novato, CA  94949
    Steven F. Tripp.........................               142,857                    *
    9 Commercial Blvd., Suite 200
    Novato, CA  94949
    All directors and officers as a group                  666,984                   3.85
    (6 persons)

    * Represents less than 1%

(1) Includes 2,424,312 shares beneficially owned subject to conversion of principal and interest of convertible notes held by Argyle Capital Management Corporation, of which Mr. Olins is President and over which Mr. Olins exercises voting control. Also includes 12,500 shares subject to outstanding stock options held by Mr. Olins that are exercisable within 60 days of December 31, 1999.

(2) Based solely upon information filed in a Schedule 13D by the named shareholder. To the Company's knowledge, Shaun F. Cairns and Paul A. Bell are the sole directors of the named shareholder. As such, Mr. Cairns and/or Mr. Bell may be deemed to be the beneficial owner(s) of the shares of the Company's Common Stock held by the named shareholder. Includes 992,500 shares subject to warrants exercisable within 60 days of December 31, 1999.

(3) Based solely upon information filed in a Schedule 13D by the named shareholder. To the Company's knowledge, Shaun F. Cairns and Paul A. Bell are the sole directors of the named shareholder. As such, Mr. Cairns and/or Mr. Bell may be deemed to be the beneficial owner(s) of the shares of the Company's Common Stock held by the named shareholder. Includes 200,000 shares subject to warrants exercisable within 60 days of December 31, 1999.

(4) Includes 257,500 shares subject to options exercisable within 60 days of December 31, 1999.

(5) Includes 30,000 shares subject to options exercisable within 60 days of December 31, 1999.

(6) Includes 62,500 shares subject to options exercisable within 60 days of December 31, 1999.

(7) Includes 142,500 shares subject to options exercisable within 60 days of December 31, 1999.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In various transactions in 1998 Argyle Capital Management Corporation, a company affiliated with Robert Olins, a Director of the Company, purchased convertible notes of the Company in the outstanding principal amount of $1,188,000. These convertible notes accrue interest at 6% and are convertible at $0.50 per share. These notes were originally due on December 31, 1999 and have been extended until June 30, 2001 on the same terms.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

             EXHIBIT #                        DESCRIPTION
             ---------                        -----------
                3.1*      Amended and Restated Certificate of Incorporation
                3.2*      Bylaws
               10.1*      1991  Employee  Stock Option Plan and Form of Stock Option  Agreement
                          thereunder
               10.2*      1993  Nonstatutory  Employee  Stock  Option  Plan  and  Form of Stock
                           Option Agreement thereunder
               10.3*      1993 Nonstatutory Directors Stock Option Plan
               10.4*      1999 Stock Option Plan
               10.5*      Form of Convertible Secured Loan Agreement, dated as
                          of November 1998, between SpatiaLight, and the
                          eighteen lenders listed on Exhibit A to such form
               10.6*      Form of  Security  Agreement,  dated  as of  November  1998,  between
                          SpatiaLight and the eighteen lenders listed on Exhibit A to such form
               10.7*      Form of Intercreditor Agreement, dated as of November
                          1998, among SpatiaLight, Argyle Capital Management
                          Corporation, Jerry Whitlock, Mansour Rasnavad, Network
                          Finance Incorporated, Farhad Azima and the eighteen
                          lenders listed on Exhibit A to such form
               10.8*      Form of Registration Rights Agreement, dated as of
                          November 1998, between SpatiaLight and the eighteen
                          lenders listed on Exhibit A to such form

             EXHIBIT #                        DESCRIPTION
             ---------                        -----------
               10.9       Form of Convertible Secured Loan Agreement, dated as
                          of December 1, 1999, between SpatiaLight, and the
                          twenty-two lenders listed on Exhibit A to such form
               10.10      Form of Security Agreement, dated as of December 1,
                          1999, between SpatiaLight, and the twenty-two lenders
                          listed on Schedule A to such form
               10.11      Form of Registration Rights Agreement, dated as of
                          December 1, 1999, between SpatiaLight, and the
                          twenty-two lenders listed on Exhibit A to such form
               10.12      Form of Agreement and Warrant to Purchase Common
                          Shares, dated as of December 1, 1999, between
                          SpatiaLight, and the twenty-two lenders listed on the
                          Exhibit A of Convertible Secured Loan Agreement
               10.13      Form of Convertible Secured Note, dated as of December
                          1, 1999, between SpatiaLight, and the twenty-two
                          lenders listed on Exhibit A of the Convertible Secured
                          Loan Agreement
               10.14*     Standard  Office Lease,  dated  February 22, 1999,  between Dennis A.
                          and Susan Johann Gilardi and SpatiaLight, Inc.
               10.15      Employment  Agreement between the Company and Michael H. Burney dated
                          December 31, 1999
               10.16      Employment  Agreement  between the Company and Fred R. Hammett  dated
                          December 31, 1999
               10.17      Employment  Agreement  between  the  Company and Miles L. Scott dated
                          December 31, 1999
               23.1       Consent of Deloitte & Touche LLP, independent auditors
               23.2       Consent of KPMG, independent auditors
               24.1*      Power of Attorney  (included in the Signature  Page contained in Part
                          II of the Registration Statement)
               27         Financial Data Schedule



         *  Previously filed.

        In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2000.

                         SPATIALIGHT, INC.

                         By: /s/ MICHAEL H. BURNEY
                            ----------------------------------
                         Michael H. Burney
                         Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                               Title                            Date
        ---------                               -----                            ----

/s/ MICHAEL H. BURNEY
---------------------------------
Michael H. Burney                      Chief Executive Officer,            April 14, 2000
                                       Treasurer, Secretary and Director
                                       (Principal Executive, Financial
                                       & Accounting Officer)


/s/ LAWRENCE J. MATTESON               Director                            April 14, 2000
---------------------------------
Lawrence J. Matteson



/s/ ROBERT A. OLINS                    Director                            April 14, 2000
---------------------------------
Robert A. Olins



/s/ STEVEN F. TRIPP                    Director                            April 14, 2000
---------------------------------
Steven F. Tripp


                                 EXHIBIT INDEX

             EXHIBIT #                        DESCRIPTION
             ---------                        -----------
                3.1*      Amended and Restated Certificate of Incorporation
                3.2*      Bylaws
               10.1*      1991  Employee  Stock Option Plan and Form of Stock Option  Agreement
                          thereunder
               10.2*      1993  Nonstatutory  Employee  Stock  Option  Plan  and  Form of Stock
                          Option Agreement thereunder
               10.3*      1993 Nonstatutory Directors Stock Option Plan
               10.4*      1999 Stock Option Plan
               10.5*      Form of Convertible Secured Loan Agreement, dated as
                          of November 1998, between SpatiaLight, and the
                          eighteen lenders listed on Exhibit A to such form
               10.6*      Form of  Security  Agreement,  dated  as of  November  1998,  between
                          SpatiaLight and the eighteen lenders listed on Exhibit A to such form
               10.7*      Form of Intercreditor Agreement, dated as of November
                          1998, among SpatiaLight, Argyle Capital Management
                          Corporation, Jerry Whitlock, Mansour Rasnavad, Network
                          Finance Incorporated, Farhad Azima and the eighteen
                          lenders listed on Exhibit A to such form
               10.8*      Form of Registration Rights Agreement, dated as of
                          November 1998, between SpatiaLight and the eighteen
                          lenders listed on Exhibit A to such form
               10.9       Form of Convertible Secured Loan Agreement, dated as
                          of December 1, 1999, between SpatiaLight, and the
                          twenty-two lenders listed on Exhibit A to such form
               10.10      Form of Security Agreement, dated as of December 1,
                          1999, between SpatiaLight, and the twenty-two lenders
                          listed on Schedule A to such form
               10.11      Form of Registration Rights Agreement, dated as of
                          December 1, 1999, between SpatiaLight, and the
                          twenty-two lenders listed on Exhibit A to such form
               10.12      Form of Agreement and Warrant to Purchase Common
                          Shares, dated as of December 1, 1999, between
                          SpatiaLight, and the twenty-two lenders listed on the
                          Exhibit A of Convertible Secured Loan Agreement
               10.13      Form of Convertible Secured Note, dated as of December
                          1, 1999, between SpatiaLight, and the twenty-two
                          lenders listed on Exhibit A of the Convertible Secured
                          Loan Agreement
               10.14*     Standard  Office Lease,  dated  February 22, 1999,  between Dennis A.
                          and Susan Johann Gilardi and SpatiaLight, Inc.
               10.15      Employment  Agreement between the Company and Michael H. Burney dated
                          December 31, 1999
               10.16      Employment  Agreement  between the Company and Fred R. Hammett  dated
                          December 31, 1999
               10.17      Employment  Agreement  between  the  Company and Miles L. Scott dated
                          December 31, 1999
               23.1       Consent of Deloitte & Touche LLP, independent auditors
               23.2       Consent of KPMG, independent auditors
               24.1*      Power of Attorney  (included in the Signature  Page contained in Part
                          II of the Registration Statement)
               27         Financial Data Schedule



         *  Previously filed.