Form 10QSB
period 2000-06-30
SPATIALIGHT INC
filed 2000-08-15
CIK 881468

                                 UNITED STATES
                       SECURITIES AND EXCAHNGE COMMISION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X]     Quarterly Report under Section 13 or 15(d) of the
        Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

[ ]    Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from_____________to____________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 10, 2000 shares of common stock as of 20,067,137.

        Transitional Small Business Disclosure Format (check one):
Yes [ ]     No [X]

                       SPATIALIGHT, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2000


                                Table of Contents

PART I         FINANCIAL INFORMATION
        Item 1.       Condensed Consolidated Financial Statements (unaudited)

                      Condensed Consolidated Balance Sheets dated
                      June 30, 2000 and December 31, 1999..........................3

                      Condensed Consolidated Statements of Operations
                      for the Three and Six Months Ended
                      June 30, 2000 and 1999.......................................4

                      Condensed Consolidated Statements of Cash Flows
                      for the Six Months Ended June 30, 2000 and 1999..............5

                      Notes to Condensed Consolidated Financial Statements.........6

        Item 2.       Management's Discussion and Analysis
                      of Financial Condition and Results of Operations.............8

PART II OTHER INFORMATION

        Item 1.       Legal Proceedings............................................17

        Item 2.       Changes in Securities........................................17

        Item 4.       Submission of Matters to a Vote of Security Holders..........17

        Item 6.       Exhibits:....................................................18
                      27 Financial Data Schedule

PART I. FINANCIAL INFORMATION
Item 1.        Condensed Consolidated Financial Statements (unaudited)

                       SPATIALIGHT, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (unaudited)


                                                                    June 30,         December 31
                                                                      2000               1999
                                                                  ------------      -------------
ASSETS

Current assets
   Cash and cash equivalents                                      $  2,641,968          1,236,609
   Accounts receivable                                                  24,621                  0
   Inventories                                                          33,463              5,036
   Other current assets                                                263,535             93,417
                                                                  ------------       ------------
      Total current assets                                           2,963,587          1,335,062

Property and equipment, net                                            515,138            321,853
Other assets                                                            54,771             22,670
                                                                  ------------       ------------

      Total assets                                                $  3,533,496          1,679,585
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable                                               $    295,178            286,741
   Accrued expenses and other current liabilities                    1,095,644            728,990
                                                                  ------------       ------------
      Total current liabilities                                      1,390,822          1,015,731

Noncurrent liabilities
    Convertible notes and accrued interest                           1,295,985          1,216,337
    Long term capital lease obligations                                  7,158              9,605
                                                                  ------------       ------------
      Total liabilities                                              2,693,965          2,241,673

Commitments and contingencies

Stockholders' equity (deficit) Common stock, $.01 par value:
      40,000,000 shares authorized; issued and
      outstanding  20,064,839 at June 30, 2000
      and 16,635,818 at December 31, 1999                              200,648            166,359
Additional paid-in capital                                          26,197,799         20,649,563
Accumulated deficit                                                (25,558,916)       (21,378,010)
                                                                  ------------       ------------
      Total stockholders' equity (deficit)                             839,531           (562,088)

Total liabilities and stockholders' equity (deficit)              $  3,533,496          1,679,585
                                                                  ============       ============


See accompanying notes to condensed consolidated financial statements

                       SPATIALIGHT, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (unaudited)


                                                              Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                        -------------------------------       -------------------------------
                                                            2000               1999               2000               1999
                                                        ------------       ------------       ------------       ------------
Revenues                                                $     16,710             10,000             55,110             41,500

Cost of revenues                                               7,500              1,368             14,625              5,473
                                                        ------------       ------------       ------------       ------------
          Gross profits                                        9,210              8,632             40,485             36,027

   Selling, general and administrative expenses              889,703            484,554          1,369,707            884,601
   Stock-based general and administrative expenses                 0            399,900             15,000            534,862
   Research and development expenses                         871,536            413,316          1,680,360            773,385
                                                        ------------       ------------       ------------       ------------
          Total operating expenses                         1,761,239          1,297,770          3,065,067          2,192,848

          Operating loss                                  (1,752,029)        (1,289,138)        (3,024,582)        (2,156,821)

Other income (expenses)

   Interest income                                            34,256              4,698             58,802              7,989
   Interest and other expense                                (41,264)           (59,960)           (82,102)          (109,858)
   Stock-based interest expense                             (225,225)                 0           (525,121)            (3,268)
                                                        ------------       ------------       ------------       ------------
          Total other income (expenses)                     (232,233)           (55,262)          (548,421)          (105,137)
                                                        ------------       ------------       ------------       ------------

   Loss from operations before income taxes               (1,984,262)        (1,344,400)        (3,573,003)        (2,261,958)

Income tax expense                                             1,600              1,600              1,600              1,600

          Net loss                                        (1,985,862)        (1,346,000)        (3,574,603)        (2,263,558)
                                                        ------------       ------------       ------------       ------------

Incentive warrants issued (note 5)                                 0                  0           (606,303)                 0

Net loss available to common shareholders               $ (1,985,862)        (1,346,000)        (4,180,906)        (2,263,558)
                                                        ============       ============       ============       ============

Net loss per share available to common
   shareholders basic and diluted                       $      (0.12)             (0.11)             (0.23)             (0.19)
                                                        ============       ============       ============       ============

Weighted average shares used in computing
   net loss per share- basic and diluted                  17,340,910         11,991,284         18,225,310         11,739,692
                                                        ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements

                       SPATIALIGHT, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                             -----------------------------
                                                                                 2000              1999
                                                                             -----------       -----------
Cash flows from operating activities:
Net loss                                                                     $(3,574,603)       (2,263,558)
Adjustments to reconcile net loss to net cash used by
  operating activities:
   Depreciation and amortization                                                  95,445            56,715
   Stock-based general and administrative expense                                 15,000           564,082
   Stock-based interest expense                                                  525,121             3,268
   Changes in operating assets and liabilities:
      Accounts receivable                                                        (24,621)           12,492
      Inventories                                                                (28,427)          (27,429)
      Other current assets                                                      (170,118)          (15,346)
      Accounts payable                                                             8,437            77,187
      Accrued expenses and other current liabilities                             (67,690)           23,260
      Other assets                                                               (32,101)          150,474
                                                                             -----------       -----------
         Net cash used by operating activities                                (3,253,557)       (1,569,329)

Cash flows from investing activities:
   Purchase of property and equipment                                           (288,730)         (178,941)
                                                                             -----------       -----------

         Net cash used in investing activities                                  (288,730)         (178,941)

Cash flows from financing activities:
   Payments on capital lease obligations                                         (13,575)          (13,576)
   Payments on notes                                                                   0                 0
   Proceeds from issuance of convertible notes with warrants attached                  0           590,876
   Proceeds from note receivable                                                       0            63,490
   Proceeds from sale of warrants                                                      0           616,250
   Proceeds from exercise of warrants and options                              4,961,221           205,366
                                                                             -----------       -----------
         Net cash provided by financing activities                             4,947,646         1,462,406

Net increase (decrease) cash equivalents                                       1,405,359          (285,864)

Cash at beginning of period                                                    1,236,609           470,086
                                                                             -----------       -----------

Cash at end of period                                                        $ 2,641,968           184,222
                                                                             ===========       ===========

Supplemental disclosure of cash flow information:
   Income taxes paid during the period                                       $     1,600             1,600
                                                                             -----------       -----------
   Interest paid during the period                                           $    46,067             4,529
                                                                             -----------       -----------
Non cash financing activities:
   Warrants issued to entice the exercise of certain warrants (note 5)       $   606,303
   Conversion of convertible secured notes payable
     and accrued interest thereon to common stock                            $         -           626,617
                                                                             -----------       -----------
   Common stock issued to extinguish accounts payable                        $         -            31,262
                                                                             -----------       -----------
   Common stock issued to extinguish notes payable                           $         -           112,666
                                                                             -----------       -----------


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


3.      Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the six months ended June 30, 2000 and 1999, respectively, are options and warrants to acquire 6,304,812 and 5,724,500 shares of common stock, respectively, and 2,786,714 and 5,251,000 common share equivalents relating to convertible notes, from the assumed exercise of such instruments because the effect of such exercises would be antidilutive. The weighted average exercise price as of June 30, 2000 for the options, warrants and common share equivalents is $2.88, $3.06, and $0.94, respectively.

4.      Convertible notes

Convertible notes at June 30, 2000 relate to notes from Argyle Capital Management Corporation, a company affiliated with Robert Olins, a director of the Company. The notes accrue interest at 6% and are due on June 30, 2001. The notes plus all accrued interest at the time of conversion are convertible into the Company's common stock at $.50 per share. The notes are secured by substantially all the assets of the Company. The Company has assumed that the accrued interest, at a rate of 6% from April 1 to June 30, 2000 will be converted into 36,036 shares of common stock. Using the average stock price of $6.25 for the three month period to value such shares, the Company has accrued stock-based interest expense of $225,225 for the three months ended June 30, 2000. The Company has accrued stock-based interest expense of $525,121 for the six months ended June 30, 2000.

5.      Issuance of Securities

On February 10, 2000, the Company issued warrants to purchase 170,815 shares of the Company's common stock at an exercise price of $8.00 (the incentive warrants) in consideration of and to entice the exercise of warrants originally issued in August and September 1999. The incentive warrants, which expire on February 10, 2002, were valued at $606,303 using the Black Scholes option pricing model and the following assumptions: stock price $6.38, historical volatility 114%, risk free rate 6%, a dividend yield of zero, and a contractual term of two years. The value of these incentive warrants is reflected in the statement of operations as a component of the net loss available to common shareholders.

As a result of the issuance of the incentive warrants to a group of existing warrant holders, during the first quarter of 2000, the Company issued 1,899,015 shares of common stock upon the exercise of the previously issued warrants. Net cash proceeds were $4,178,792.

During the first quarter of 2000, the Company issued 240,000 shares of common stock upon the exercise of employee stock options and received cash proceeds of $150,000. In addition, 2,307 shares of stock valued at $15,000 were issued in exchange for services.

During the second quarter of 2000 the Company issued 1,235,000 and 38,000 shares of common stock upon the exercise of warrants and options, respectively. Total cash received was $632,430.

6.      Segment Reporting

The Company's chief operating decision-maker, the Chief Executive Officer (CEO), reviews the Company's financial information as a single "operating segment" to make decisions about the Company's performance and resource allocation. Therefore the Company has determined that it operates in a single business segment. The Company's revenue for 2000 and 1999 consisted of sales of prototypes and developer kits, respectively.

The Company sells to a small number of customers.

7. Subsequent Events

On July 5, 2000, SpatiaLight, Inc. announced that Robert A. Olins has been named acting CEO, Secretary and Treasurer of SpatiaLight, Inc., replacing Michael H. Burney, who held the position for approximately two years. The Board is actively seeking a new CEO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "interests," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, and in particular, those contained in this Item 2 as well as those discussed in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 2000, and the results of operations for the Company for the three months and six months ended June 30, 2000 and 1999. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

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

LIQUIDITY AND CAPITAL RESOURCES

Most of our revenues to date have been derived from sales of our prototypes and developer kits. Although we are producing displays in anticipation of mass production, we have not yet completed our goal of mass production. Delays in development may result in the introduction of products later than anticipated, which may have an adverse effect on both our financial and competitive position. Moreover, we may never be successful in developing or manufacturing a commercially viable display and in addition, we may never be able to manufacture adequate quantities of our displays at commercially acceptable cost levels or on a timely basis.

As of June 30, 2000, we had approximately $2,642,000 in cash and cash equivalents. This was, in large part, a result of the issuance of incentive warrants to a group of existing warrant holders during the first quarter of 2000 whereby we received cash proceeds of approximately $4,000,000. Our net working capital at June 30, 2000 was approximately $1,573,000.

Net cash used in operating activities totaled approximately $3,254,000 and $1,569,000 for the six months ended June 30, 2000 and 1999, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the six months ended June 30, 2000 was approximately $4,948,000 as compared to approximately $1,462,000 for the six months ended June 30, 1999. Cash was provided primarily from proceeds from the exercise of warrants to purchase our common stock and the exercise of options to acquire our common stock.

As of June 30, 2000, we had an accumulated deficit of approximately $25,559,000. We have realized significant losses in the past and we expect that these losses will continue at least through 2000. It is likely that we will have quarterly and annual losses in 2000 and beyond. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the foreseeable future. Consequently, we may continue to operate at a loss for the foreseeable future and there can be no assurance that our business will operate on a profitable basis.

RESULTS OF OPERATIONS

Revenues. Total revenues were approximately $55,000 for the six months ended June 30, 2000, and $17,000 for the three months ended June 30, 2000. Total revenues were $41,500 for the six months ended June 30, 1999, and $10,000 for the three months ended June 30, 1999. This is due to increased sales of our fifth generation developer kits in 2000, and is not indicative of anticipated revenues to be realized upon sales of displays produced in quantity.

Cost of Revenues. Cost of revenues represents product costs associated with the production of display prototypes. Cost of revenues for prototypes was $14,625 and $7,500 for the six months and three months ended June 30, 2000, respectively and $5,473 and $1,368 for the six months and three months ended June 30, 1999, respectively. Gross margins associated with sales are not indicative of the gross margins that we expect to realize on sales of units produced in quantity. Prototypes and developer kits have a higher unit price than mass-produced units due to the time and effort spent with customer.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $1,370,000 and $890,000 in the six months and three months ended June 30, 2000, respectively and $885,000 and $485,000 in the six and three months ended June 30, 1999, respectively. These increases were due primarily to the cost associated with the implementation of our accounting system, and accounting and auditing fees.

Stock-based general and administrative costs. Stock-based general and administrative costs were $15,000 and $0 in the six and three months ended June 30, 2000, respectively, and approximately $535,000 and $400,000 in the six and three months ended June 30 1999, respectively. The amounts incurred relate to the valuation of common stock, stock options, and options issued in exchange for services and other consideration. The amount incurred in 2000 relates to stock issued in exchange for services. The amount incurred in 1999 relates to consulting services rendered in advising us as to feasible capital structures and identifying appropriate capital sources.

Research and development costs. Research and development costs were approximately $1,680,000 and $774,000 in the six months ended June 30, 2000 and 1999, respectively. Research and development costs were approximately $872,000 and $413,000 in the three months ended June 30, 2000 and 1999, respectively. These increases were due primarily to an increase in salaries and consulting and other costs associated with the design and implementation of a new product.

Interest income. Interest income for the six months ended June 30, 2000 and 1999 was approximately $59,000 and $8,000, respectively. Interest income for the three months ended June 30, 2000 and 1999 was approximately $34,300 and $4,700, respectively. The increase was due to higher cash balances resulting from the exercise of warrants and options during the first two quarters of 2000.

Interest expense. Interest expense for the six months ended June 30, 2000 and 1999 was approximately $82,000 and $110,000, respectively. Interest expense for the three months ended June 30, 2000 and 1999 was approximately $41,000 and $60,000, respectively. The decrease resulted primarily from the conversion of interest expense associated with certain convertible notes into equity that was reclassified as stock-based interest expense. In addition, capital lease obligations are nearing termination resulting in lower interest expense in 2000.

Stock-based interest expense. Stock-based interest expense for the six months ended June 30, 2000 and 1999 was approximately $525,000 and $3,300, respectively. Stock-based interest expense for the three months ended June 30, 2000 and 1999 was approximately $225,000 and $0, respectively. The amounts incurred in 2000 relate to the assumption that the interest on certain convertible notes will be converted to equity based on the average fair market value of the stock over the six month period. Amounts incurred in 1999 relate to warrants issued in connection with a note extension.


BUSINESS RISKS AND UNCERTAINTIES

OUR DISPLAYS MAY NOT SUCCEED COMMERCIALLY.

Our microdisplays may not be accepted by a widespread market. Even if we successfully mass-produce a display that is used in a retailed product, our customers may determine not to introduce or may terminate the sale of products utilizing the technology for a variety of reasons, including the following:

     ~   superior technologies developed by our competitors;

     ~   price considerations;

     ~   lack of anticipated or actual market demand for the products; and

     ~   difficulties in inducing companies to begin using our product.

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

OUR OPERATING RESULTS ARE NEGATIVE AND SUBJECT TO FLUCTUATIONS.

We have not achieved profits in the past five years and have experienced cash shortages. We will need to achieve substantial sales to support our cost structure before we can begin to recoup our operating losses and accumulated deficit. Any progress toward profitability may not be steady and may be subject to significant periodic or seasonal quarterly fluctuations due to factors including the following:

        ~ introductions of displays and market acceptance of new or new generations of displays;

        ~       timing of expenditures in anticipation of future orders;

        ~       changes in our cost structure;

        ~       availability of labor and components;

        ~       pricing and availability of competitive products and services;

        ~       the timing of orders;

        ~ the volume of orders relative to the capacity we can contract to produce;

        ~       evolution in the life cycles of customers' products; and

        ~       changes or anticipated changes in economic conditions.

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

OUR COMMON STOCK MAY NOT BE LIQUID.

We are currently traded on the Nasdaq SmallCap. Any swing in the price of our stock may be magnified into a material reduction in price because relatively few buyers may purchase our stock.

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

WE DEPEND ON KEY PERSONNEL.

Our development and operations depend substantially on the efforts and abilities of our senior management and technical personnel. The competition for qualified management and technical personnel is intense. We are currently seeking a new CEO. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse affect on us.

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


ITEM 2. Changes in Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held May 19, 2000, the shareholders approved the following proposals:

        PROPOSAL NO. 1   ELECTION OF DIRECTORS

                             Michael H. Burney
                             Robert A. Olins
                             Lawrence J. Matteson
                             Steven F. Tripp

        Directors were elected for a term of one year.

        PROPOSAL NO. 2   RATIFICATION OF KPMG LLP AS THE INDEPENDENT AUDITORS
                         FOR THE COMPANY FOR THE YEAR ENDING DECEMBER 31, 2000.

        Stockholders ratified the appointment of KPMG LLP as the company's auditors for another year.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        27  Financial Data Schedule

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Date:
                                         ----------------------------

                                    SpatiaLight, Inc.



                                    By:    /s/ ROBERT A. OLINS
                                        --------------------------------------
                                          Robert A. Olins
                                          Acting Chief Executive Officer
                                          (Principal Executive, Financial and
                                          Accounting Officer)