Form 10QSB
period 2000-09-30
SPATIALIGHT INC
filed 2000-11-14
CIK 881468

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,096,637 shares of common stock as of November 9, 2000.

       Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

                        SPATIALIGHT, INC. AND SUBSIDIARY

                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 2000


                                Table of Contents

PART I    FINANCIAL INFORMATION

     Item 1.     Condensed Consolidated Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets dated
                 September 30, 2000 and December 31, 1999.......................... 3

                 Condensed Consolidated Statements of Operations
                 for the Three and Nine Months Ended
                 September 30, 2000 and 1999....................................... 4

                 Condensed Consolidated Statements of Cash Flows
                 for the Nine Months Ended September 30, 2000 and 1999............. 5

                 Notes to Condensed Consolidated Financial Statements.............. 6

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of Operations..................10

PART II   OTHER INFORMATION

     Item 1.     Legal Proceedings.................................................

     Item 2.     Changes in Securities.............................................15

     Item 6.     Exhibits and Reports on Form 8-K..................................15

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets (unaudited)

                                                                  September 30,      December 31,
                                                                      2000               1999
                                                                  ------------       ------------
ASSETS

Current assets
   Cash and cash equivalents                                      $  1,118,790          1,236,609
   Accounts receivable                                                  15,750                  0
   Inventories                                                           9,542              5,036
   Other current assets                                                161,947             93,417
                                                                  ------------       ------------
      Total current assets                                           1,306,029          1,335,062

Property and equipment, net                                            675,003            321,853
Other assets                                                            33,834             22,670
                                                                  ------------       ------------

      Total assets                                                $  2,014,866          1,679,585
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                               $    466,830            286,741
   Accrued expenses and other current liabilities                    1,089,850            728,990
   Convertible notes and accrued interest                            1,336,407                  0
                                                                  ------------       ------------
      Total current liabilities                                      2,893,087          1,015,731

Noncurrent liabilities
    Convertible notes and accrued interest                                   0          1,216,337
    Long term capital lease obligations                                  5,850              9,605
                                                                  ------------       ------------
        Total liabilities                                            2,898,937          2,241,673

Commitments and contingencies

Stockholders' equity (deficit)
    Common stock, $.01 par value:
      40,000,000 shares authorized; issued and
      outstanding 20,096,637 at September 30, 2000
      and 16,635,818 at December 31, 1999                              200,966            166,359
Additional paid-in capital                                          26,384,336         20,649,563
Accumulated deficit                                                (27,469,373)       (21,378,010)
                                                                  ------------       ------------
      Total stockholders' equity (deficit)                            (884,071)          (562,088)
                                                                  ------------       ------------
Total liabilities and stockholders' equity (deficit)              $  2,014,866          1,679,585
                                                                  ============       ============


See accompanying notes to condensed consolidated financial statements

                        SPATIALIGHT, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                                  September 30,                        September 30,
                                                        -------------------------------       -------------------------------
                                                            2000               1999               2000               1999
                                                        ------------       ------------       ------------       ------------
Revenues                                                       6,790             20,500       $     61,900       $     62,000

Cost of revenues                                               1,250              5,473             15,875             10,945
                                                        ------------       ------------       ------------       ------------
          Gross profit                                        5,540             15,027             46,025             51,055

   Selling, general and administrative expenses              613,358            570,335          1,983,065          1,458,204
   Stock-based general and administrative expenses           173,935            326,874            188,935            861,736
   Research and development expenses                       1,029,033            559,407          2,709,393          1,332,792
                                                        ------------       ------------       ------------       ------------
          Total operating expenses                         1,816,326          1,456,616          4,881,393          3,652,732

          Operating loss                                  (1,810,786)        (1,441,589)        (4,835,368)        (3,601,677)

Other income (expenses)

   Interest income                                            21,679                492             80,481              8,482
   Interest and other expense                                (24,804)           (51,454)          (125,122)          (161,313)
   Stock-based interest expense                              (96,545)                 0           (603,449)                 0
                                                        ------------       ------------       ------------       ------------
          Total other income (expenses)                      (99,670)           (50,962)          (648,090)          (152,831)
                                                        ------------       ------------       ------------       ------------

   Loss from operations before income taxes               (1,910,456)        (1,492,551)        (5,483,458)        (3,754,508)

Income tax expense                                                 0                  0              1,600              1,600
                                                        ------------       ------------       ------------       ------------

          Net loss                                        (1,910,456)        (1,492,551)        (5,485,058)        (3,756,108)
                                                        ------------       ------------       ------------       ------------

Incentive warrants issued (note 5)                                 0                  0           (606,303)                 0
                                                        ------------       ------------       ------------       ------------

Net loss available to common shareholders               $ (1,910,456)        (1,492,551)        (6,091,361)        (3,756,108)
                                                        ============       ============       ============       ============

Net loss per share available to common
  shareholders - basic and diluted                      $      (0.10)             (0.12)             (0.32)             (0.31)
                                                        ============       ============       ============       ============

Weighted average shares used in computing
  net loss per share - basic and diluted                  20,079,004         12,838,577         18,843,208         12,061,432
                                                        ============       ============       ============       ============


See accompanying notes to condensed consolidated financial statements

                        SPATIALIGHT, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              2000               1999
                                                                           -----------       -----------
Cash flows from operating activities:
Net loss                                                                    (5,485,058)       (3,756,108)
Adjustments to reconcile net loss to net cash used by
     operating activities:
   Depreciation and amortization                                               153,315           252,054
   Stock-based general and administrative expense                              188,935           861,736
   Stock-based interest expense                                                603,449                --
   Changes in operating assets and liabilities:
      Accounts receivable                                                      (15,750)           30,492
      Inventories                                                               (4,506)           (7,628)
      Other current assets                                                     (79,694)          (37,546)
      Accounts payable                                                         180,089           180,017
      Accrued expenses and other current liabilities                          (111,602)          187,010
                                                                           -----------       -----------
         Net cash used by operating activities                              (4,570,822)       (2,289,973)

Cash flows from investing activities:
   Purchase of property and equipment                                         (506,465)         (183,398)
                                                                           -----------       -----------

         Net cash used in investing activities                                (506,465)         (183,398)

Cash flows from financing activities:
   Payments on capital lease obligations                                       (14,672)          (22,801)
   Proceeds from issuance of convertible notes with warrants attached               --           590,880
   Proceeds from sale of warrants                                                   --         1,513,047
   Proceeds from exercise of warrants and options                            4,974,140           316,865
                                                                           -----------       -----------
         Net cash provided by financing activities                           4,959,468         2,397,991

Net decrease in cash and cash equivalents                                     (117,819)          (75,380)

Cash and cash equivalents at beginning of period                             1,236,609           470,086
                                                                           -----------       -----------

Cash and cash equivalents at end of period                                 $ 1,118,790           394,706
                                                                           ===========       ===========

Supplemental disclosure of cash flow information:
   Income taxes paid during the period                                     $     1,600             1,600
                                                                           -----------       -----------
   Interest paid during the period                                         $    48,667            10,638
                                                                           -----------       -----------
Non cash financing activities:
   Warrants issued to incent the exercise of certain warrants              $   606,303       $        --
   Conversion of convertible secured notes payable                         -----------       -----------
     and accrued interest thereon to common stock                          $        --           736,422
                                                                           -----------       -----------


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

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the years ended December 31, 1999 and 1998.

3.     Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. Due to the net loss reported for the three and nine months ended September 30, 2000, stock options and warrants have been excluded from the diluted EPS calculation. Securities that could potentially dilute basic EPS in the future and were not included in the calculation of dilutive EPS because to do so would have been antidilutive for the periods presented are options and warrants to acquire 5,922,312 and 6,692,315 shares of common stock for September 30, 2000 and 1999 respectively, and 2,786,714 and 5,251,000 common share equivalents relating to convertible secured notes, from the assumed exercise of such instruments. The weighted average price as of September 30, 2000 for the options, warrants and common share equivalents is $2.34, $3.06 and $0.94, respectively.

4.     Convertible Notes

Convertible notes at September 30, 2000 relate to notes from Argyle Capital Management Corporation, a company affiliated with Robert Olins, a Director and Acting Chief Executive Officer of the Company. The notes accrue interest at a face rate of 6% and are due on June 30, 2001. The notes plus all accrued interest at the time of conversion are convertible into the Company's common stock at $.50 per share. The notes are secured by substantially all the assets of the Company. The Company has assumed that the interest accrued, at a rate of 6%, from July 1 to September 30, 2000 will be converted into 36,432 shares of common stock since the Company's stock price was greater than $.50 per share throughout this period. Using the average stock price of $2.65 for the three-month period to value such shares, the Company has accrued stock-based interest expense of $96,545 for the three months ended September 30, 2000. The Company has accrued stock-based interest expense of $603,449 for the nine months ended September 30, 2000.

Long-term convertible notes totaling $2,875,000 were issued in December 1999. These convertible notes bear an interest rate of 6%, are convertible into common stock at $3.50 per share, and are due on June 30, 2001. As of December 31, 1999 the Company received the first installment of $1,437,500. The second installment of $1,437,500 will be received upon achievement of a performance target. No conversions have taken place as of September 30, 2000. A value of $1,437,500 was assigned to warrants issued in conjunction with the convertible notes and was recorded as a discount on the convertible notes. This amount is being recognized as interest expense over the term of the note at an annual rate of approximately 1,230%. Interest expense related to this discount was insignificant in 1999, and is expected to be $3,615 in 2000 and $1,433,885 in 2001, unless the debt is converted into equity at an earlier date.

5.     Issuance of Securities

During the third quarter of 2000 the Company issued 29,500 and 2,300 shares of common stock upon the exercise of options and warrants, respectively. Total cash received was $11,125.

During the third quarter the Company entered into an employment agreement under the terms of which the employee was granted options to purchase up to 1,975,000 of the Company's common stock at an exercise price of $4.80 per share subject to meeting certain performance criteria prior to June 30, 2002. The shares will be issued outside of the 1999 Employee Stock Option Plan and are subject to approval by the shareholders of the Company.

During the third quarter of 2000, the Company issued an option to purchase 150,000 shares of common stock in exchange for consulting services to be rendered over a 3-month period. The option has an exercise price of $4.00 A value of $173,935 was assigned to the option, using the Black-Sholes option pricing model and the following assumptions: volatility 100 %, risk-free interest rate 6.25%, a dividend yield of 0, a contractual term of 3 years, and the stock price of $2.1875 which was the fair value of the underlying common stock. This option was recorded as stock-based general and administrative expense.

6.     Segment Reporting

The Company's chief operating decision-maker, the Chief Executive Officer (CEO), reviews the Company's financial information a basis substantially consistent with the accompanying consolidated financial statements to make decisions about the Company's performance and resource allocation. Therefore the Company has determined that it operates in a single business segment. The Company's revenue for 2000 and 1999 consisted of sales of prototypes and developer kits, respectively.

The Company sells to a small number of customers.

7.     Subsequent Events

In connection with the convertible notes described in Note 4, on November 7, 2000 Argyle Capital Management Corp. converted all of its accrued interest into common shares of the Company. Accrued interest of $84,546 at September 30, 2000 was converted into 169,092 common shares.

8.     New Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)". FIN 44 clarifies the application of APB Opinion No. 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, FIN 44 is effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 is effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999 as amended by SAB 101B. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133"which establishes accounting and reporting standards for derivative instruments and hedging activities. The terms of SFAS 133 and SFAS 138 are effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company is determining the effect of SFAS 133, 137 and 138 on its financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "interests," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, and in particular, those contained in this Item 2 as well as those discussed in the Company's 1999 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 2000, and the results of operations for the Company for the three months and nine months ended September 30, 2000 and 1999. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

OVERVIEW

SpatiaLight is developing and commercializing a miniature, high-resolution active matrix liquid crystal display. Our display is designed to be a component in high-resolution, projected display systems, which may be produced at lower costs than current or anticipated projection systems. We have produced developer kits, which have been made available to potential customers. Potential applications of this technology include projection computer monitors and televisions, head mounted displays, optical computing, holographic imaging and other display applications. We have made only limited sales to date, and there can be no assurance that we will ever be able to commercialize our technology.

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

As of September 30, 2000, we had approximately $1,119,000 in cash and cash equivalents. This was, in large part, a result of the exercise of warrants by a group of existing warrant holders during the first quarter of 2000 whereby we received cash proceeds of approximately $4,000,000. Our current liabilities exceed our current assets at September 30, 2000 by approximately $1,587,000.
On November 10, 2000, the Company issued 169,092 common shares in exchange for $84,546 accrued interest on convertible notes.

Net cash used in operating activities totaled approximately $4,571,000 and $2,290,000 for the nine months ended September 30, 2000 and 1999, respectively. Cash was used primarily to fund the operating loss offset in part, by non-cash, stock-based expenses.

Net cash provided by financing activities in the nine months ended September 30, 2000 was approximately $4,959,000 as compared to approximately $2,398,000 for the nine months ended September 30, 1999. Cash was provided primarily from proceeds from the exercise of warrants to purchase our common stock and the exercise of options to acquire our common stock.

As of September 30, 2000, we had an accumulated deficit of approximately $27,469,000. We have realized significant losses in the past and we expect that these losses will continue through 2000 and 2001. It is likely that we will have quarterly and annual losses in 2000 and beyond. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the foreseeable future. Consequently, we may continue to operate at a loss for the foreseeable future and there can be no assurance that our business will operate on a profitable basis. We will have to raise additional capital within the next 12 months.

RESULTS OF OPERATIONS

Revenues. Total revenues were approximately $62,000 for the nine months ended September 30, 2000, and $7,000 for the three months ended September 30, 2000. Total revenues were $62,000 for the nine months ended September 30, 1999, and $21,000 for the three months ended September 30, 1999. The revenues earned in 2000 were from the sales of our fifth generation developer kits.

Cost of Revenues. Cost of revenues represents product costs associated with the production of display prototypes. Cost of revenues for prototypes was approximately $16,000 and $1,300 for the nine months and three months ended September 30, 2000, respectively and $11,000 and $5,500 for the nine months and three months ended September 30, 1999, respectively. Gross margins associated with sales are not indicative of the gross margins that we expect to realize on sales of units produced in quantity. Prototypes and developer kits have a higher unit price than mass-produced units due to the time and effort spent with customers.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $1,983,000 and $613,000 in the nine months and three months ended September 30, 2000, respectively and $1,458,000 and $570,000 in the nine and three months ended September 30, 1999, respectively.

These increases were due primarily to the cost associated with the implementation of our accounting system, and accounting and auditing fees.

Stock-based general and administrative costs. Stock-based general and administrative costs were approximately $189,000 and $174,000 in the nine and three months ended September 30, 2000, respectively, and approximately $862,000 and $327,000 in the nine and three months ended September 30 1999, respectively. The amounts incurred relate to the valuation of common stock, stock options, and options issued in exchange for services and other consideration. The amount incurred in 2000 relates to stock and stock options issued in exchange for services. The amount incurred in 1999 relates to consulting services rendered in advising us as to feasible capital structures and identifying appropriate capital sources.

Research and development costs. Research and development costs were approximately $2,709,000 and $1,333,000 in the nine months ended September 30, 2000 and 1999, respectively. Research and development costs were approximately $1,029,000 and $559,000 in the three months ended September 30, 2000 and 1999, respectively. These increases were due primarily to an increase in salaries and consulting and other costs associated with the design and implementation of a new product.

Interest income. Interest income for the nine months ended September 30, 2000 and 1999 was approximately $80,000 and $8,000, respectively. Interest income for the three months ended September 30, 2000 and 1999 was approximately $22,000 and $0, respectively. The increase was due to higher cash balances resulting from the exercise of warrants and options during the first two quarters of 2000.

Interest expense. Interest expense for the nine months ended September 30, 2000 and 1999 was approximately $125,000 and $161,000, respectively. Interest expense for the three months ended September 30, 2000 and 1999 was approximately $25,000 and $51,000, respectively. The decrease resulted primarily from the conversion of certain convertible notes into common shares of the Company in the second and third quarters of 1999. In addition, capital lease obligations are nearing termination resulting in lower interest expense in 2000.

Stock-based interest expense. Stock-based interest expense for the nine months ended September 30, 2000 and 1999 was approximately $603,000 and $0, respectively. Stock-based interest expense for the three months ended September 30, 2000 and 1999 was approximately $97,000 and $0, respectively. The amounts incurred in 2000 relate to the assumption that the interest accrued on certain convertible notes will be converted to equity based on the average fair market value of the stock over the nine-month period. Amounts incurred in 1999 relate to warrants issued in connection with a note extension.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)". FIN 44 clarifies the application of APB Opinion No. 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, FIN 44 is effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 is effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999 as amended by SAB 101B. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" which establishes accounting and reporting standards for derivative instruments and hedging activities. The terms of SFAS 133 and SFAS 138 are effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company is determining the effect of SFAS 133, 137 and 138 on its financial statements.

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

A MARKET FOR OUR PRODUCTS MAY NOT DEVELOP.

Various target markets for our micro-displays, including projectors, monitors, high-definition televisions, and portable micro-displays, are uncertain, may be slow to develop, or could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. Gaining acceptance in this market may prove difficult because of the radically different approach of microdisplays to the presentation of information. In order for us to succeed, not only must we sell to those manufacturers that produce end-products microdisplays that are better and cheaper than the alternatives they would otherwise use, but also, the manufacturers themselves must develop products that are successful commercially. Failing to sell to manufacturers or the failure of the ultimate target markets to develop as we expect will impede our anticipated growth.


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

WE ARE INCURRING SUBSTANTIAL RESEARCH AND DEVELOPMENT COSTS.

We currently have ten engineers based in California working on prototype microdisplays. This staffing creates significant research and development costs that may not be recouped. We have sold our current prototypes to a number of companies that have indicated they may be willing to incorporate them into products if they could buy such displays in volume. As we begin the process of working with third parties to manufacture our designs in volume, we are continuing to use our engineers to develop subsequent generations of our microdisplays. As a result, our overhead is expected to increase.

WE MUST FINANCE THE GROWTH OF OUR BUSINESS AND THE DEVELOPMENT OF NEW PRODUCTS.

We must continue to make significant investments in research and development, equipment and facilities. Our failure to generate sales to offset our costs will adversely affect our ability to continue operating.

We anticipate the need for additional equity or debt financing to provide for the capital expenditures required to maintain our research and development and to move to production. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available we may be unable to continue our business activities. Equity financing could result in additional dilution to existing stockholders. Debt financing increases expenses, must be repaid regardless of operating results, and is secured against our assets, potentially leaving fewer resources available for the benefit of equity holders.

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

MARKET ACCEPTANCE OF THE PRODUCTS OF OUR CUSTOMERS IS AN IMPORTANT ELEMENT OF OUR BUSINESS STRATEGY.

We do not sell any products to end-users. Instead, our business strategy involves designing and manufacturing various product solutions that our customers incorporate into their products. As a result, our success will depend upon the widespread market acceptance of our customers' products. Any significant slowdown in the demand for our customers' products would adversely affect our business.

Our dependence on the success of the products of our customers will expose us to a variety of risks, including our needs to do the following:

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

Our competitive position could suffer if one or more of our customers decide to design and manufacture their own display modules, to contract with our competitors, or to use alternative technologies. In addition, in our industry customers typically develop second sources. Second source suppliers may win an increasing share of a program by competing primarily on price rather than on design.

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

WE DO NOT HAVE LONG-TERM PURCHASE COMMITMENTS FROM OUR PROSPECTIVE CUSTOMERS.

Our prospective customers have not yet provided us with firm or long-term volume purchase commitments. Although we have begun to negotiate with our customers, we currently do not have any contracts with our customers. Because we have no firm, long-term volume purchase commitments we do not have clear order lead times. In addition, our prospective customers can cancel purchase commitments or reduce or delay orders at any time. The cancellation, delay, or reduction of customer commitments could result in our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. Our sales to customers in the electronics industry, which is subject to severe competitive pressures, rapid technological change, and product obsolescence, increases our inventory and overhead risks.

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


WE MUST PROTECT OUR INTELLECTUAL PROPERTY.

Our success will depend in part on protecting our proprietary technology. Third parties could claim that we are infringing their patents or other intellectual property rights. In the event that a third party alleges that we are infringing its rights, we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect us.

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

       - intellectual property laws may not protect our intellectual property; and

       - effective protection of intellectual property rights may be limited or unavailable in some foreign countries, in which we may operate.

WE DEPEND ON KEY PERSONNEL.

Our development and operations depend substantially on the efforts and abilities of our senior management and technical personnel. The competition for qualified management and technical personnel is intense. We are currently seeking a permanent CEO and CFO. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse affect on us.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

We anticipate that Plaintiffs Tony Romano, Magellin Entertainment Inc. will dismiss an action they brought against us in San Francisco Superior Court on January 10, 2000 in return for a small settlement in the next 30 days.

ITEM 2.   Changes in Securities

During the third quarter the Company entered into an employment agreement under the terms of which the employee was granted options to purchase up to 1,975,000 of the Company's common stock at an exercise price of $4.80 per share subject to meeting certain performance criteria prior to June 30, 2002. The shares will be issued outside of the 1999 Employee Stock Option Plan and are subject to approval by the shareholders of the Company.


ITEM 6.   Exhibits

Exhibits:


       27     Financial Data Schedule

SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Date: November 14, 2000
                           -----------------------------------------------------

                      SpatiaLight, Inc.



                      By:  /s/ ROBERT A. OLINS
                         -------------------------------------------------------
                         Robert A. Olins
                         Acting Chief Executive Officer
                         (Principal Executive, Financial and Accounting Officer)

                                 EXHIBIT INDEX

    Exhibit
    Number          Description
    -------         -----------
      27            Financial Data Schedule