Form 10QSB/A
period 2000-09-30
SPATIALIGHT INC
filed 2001-04-13
CIK 881468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                  FORM 10-QSB/A

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the quarterly period ended September 30, 2000

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from ____________ to ___________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,783,229 shares of common stock as of April 6, 2001.

        Transitional Small Business Disclosure Format (check one):
Yes [ ]     No [X]

                        SPATIALIGHT, INC. AND SUBSIDIARY

                        Quarterly Report on Form 10-QSB/A
                    For the Quarter Ended September 30, 2000


                                Table of Contents


PART I            FINANCIAL INFORMATION

    Item 1.       Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets dated
                  September 30, 2000 and December 31, 1999.....................3

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 2000 and 1999..................................4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 2000 and 1999........5

                  Notes to Condensed Consolidated Financial Statements.........6

    Item 2.       Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.............10

PART II           OTHER INFORMATION

    Item 1.       Legal Proceedings............................................

    Item 2.       Changes in Securities........................................15

    Item 6.       Exhibits and Reports on Form 8-K.............................15

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited)


                Condensed Consolidated Balance Sheets (unaudited)


                                                                 September 30,
                                                                     2000            December 31,
                                                               (amended - note 3)       1999
                                                               ------------------    -----------
ASSETS

Current assets
   Cash and cash equivalents                                      $  1,118,790         1,236,609
   Accounts receivable                                                  15,750                 0
   Inventories                                                           9,542             5,036
   Other current assets                                                161,947            93,417
                                                                  ------------       -----------
      Total current assets                                           1,306,029         1,335,062

Property and equipment, net                                            675,003           321,853
Other assets                                                            33,834            22,670
                                                                  ------------       -----------

      Total assets                                                $  2,014,866         1,679,585
                                                                  ============       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                               $    466,830           286,741
   Accrued expenses and other current liabilities                    1,089,850           728,990
   Convertible notes and accrued interest                            1,336,407                 0
                                                                  ------------       -----------
      Total current liabilities                                      2,893,087         1,015,731

Noncurrent liabilities
    Convertible notes and accrued interest                                   0         1,216,337
    Long term capital lease obligations                                  5,850             9,605
                                                                  ------------       -----------
        Total liabilities                                            2,898,937         2,241,673

Commitments and contingencies

Stockholders' equity (deficit)
   Common stock, $.01 par value:
      40,000,000 shares authorized; issued and
      outstanding 20,096,637 at September 30, 2000
      and 16,635,818 at December 31, 1999                              200,966           166,359
Additional paid-in capital                                          27,346,461        20,649,563
Accumulated deficit                                                (28,431,498)      (21,378,010)
                                                                  ------------       -----------
      Total stockholders' equity (deficit)                            (884,071)         (562,088)

Total liabilities and stockholders' equity (deficit)              $  2,014,866         1,679,585
                                                                  ============       ===========


See accompanying notes to condensed consolidated financial statements

                        SPATIALIGHT, INC. AND SUBSIDIARY

          Condensed Consolidated Statements of Operations (unaudited)


                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                       September 30,
                                                            2000              1999             2000                1999
                                                      (amended note 3)                    (amended note 3)
Revenues                                                      6,790            20,500       $     61,900       $     62,000

Cost of revenues                                              1,250             5,473             15,875             10,945
                                                        ------------       ----------         ----------         ----------
          Gross profits                                       5,540            15,027             46,025             51,055

   Selling, general and administrative expenses             613,358           570,335          1,983,065          1,458,204
   Stock-based general and administrative expenses        1,136,060           326,874          1,151,060            861,736
   Research and development expenses                      1,029,033           559,407          2,709,393          1,332,792
                                                        ------------       ----------         ----------         ----------
          Total operating expenses                        2,778,451         1,456,616          5,843,518          3,652,732

          Operating loss                                 (2,772,911)       (1,441,589)        (5,797,493)        (3,601,677)

Other income (expenses)

   Interest income                                           21,679               492             80,481              8,482
   Interest and other expense                               (24,804)          (51,454)          (125,122)          (161,313)
   Stock-based interest expense                             (96,545)                0           (603,449)                 0
                                                        ------------       ----------         ----------         ----------
          Total other income (expenses)                     (99,670)          (50,962)          (648,090)          (152,831)
                                                        ------------       ----------         ----------         ----------

   Loss from operations before income taxes              (2,872,581)       (1,492,551)        (6,445,583)        (3,754,508)

Income tax expense                                                0                 0              1,600              1,600
                                                        ------------       ----------         ----------         ----------

          Net loss                                       (2,872,581)       (1,492,551)        (6,447,183)        (3,756,108)
                                                        ------------       ----------         ----------         ----------

Incentive warrants issued (note 5)                                0                 0           (606,303)                 0

Net loss available to common shareholders               $ (2,872,581)      (1,492,551)        (7,053,486)        (3,756,108)
                                                        ============       ==========         ==========         ==========

Net loss per share available to common
  shareholders - basic and diluted                      $     (0.14)            (0.12)             (0.37)             (0.31)
                                                        ============       ==========         ==========         ==========

Weighted average shares used in computing
  net loss per share - basic and diluted                 20,079,004        12,838,577         18,843,208         12,061,432
                                                        ============       ==========         ==========         ==========


See accompanying notes to condensed consolidated financial statements

                        SPATIALIGHT, INC. AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (unaudited)


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                               2000
                                                                       (amended - note 3)       1999
                                                                       ------------------    ----------
Cash flows from operating activities:
Net loss                                                                    (6,447,183)      (3,756,108)
Adjustments to reconcile net loss to net cash used by
     operating activities:
   Depreciation and amortization                                               153,315          252,054
   Stock-based general and administrative expense                            1,151,060          861,736
   Stock-based interest expense                                                603,449               --
   Changes in operating assets and liabilities:
      Accounts receivable                                                      (15,750)          30,492
      Inventories                                                               (4,506)          (7,628)
      Other current assets                                                     (79,694)         (37,546)
      Accounts payable                                                         180,089          180,017
      Accrued expenses and other current liabilities                          (111,602)         187,010
                                                                           -----------       ----------
         Net cash used by operating activities                              (4,570,822)      (2,289,973)

Cash flows from investing activities:
   Purchase of property and equipment                                         (506,465)        (183,398)
                                                                           -----------       ----------

         Net cash used in investing activities                                (506,465)        (183,398)

Cash flows from financing activities:
   Payments on capital lease obligations                                       (14,672)         (22,801)
   Proceeds from issuance of convertible notes with warrants attached               --          590,880
   Proceeds from sale of warrants                                                   --        1,513,047
   Proceeds from exercise of warrants and options                            4,974,140          316,865
                                                                           -----------       ----------
         Net cash provided by financing activities                           4,959,468        2,397,991

Net decrease cash equivalents                                                 (117,819)         (75,380)

Cash at beginning of period                                                  1,236,609          470,086
                                                                           -----------       ----------

Cash at end of period                                                      $ 1,118,790          394,706
                                                                           ===========       ==========

Supplemental disclosure of cash flow information:
   Income taxes paid during the period                                     $     1,600            1,600
                                                                           -----------       ----------
   Interest paid during the period                                         $    48,667           10,638
                                                                           -----------       ----------
Non cash financing activities:
   Warrants issued to incent the exercise of certain warrants                  606,303
   Conversion of convertible secured notes payable
     and accrued interest thereon to common stock                          $        --          736,422
                                                                           -----------       ----------


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

3.       Restatement

Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the nine months ended September 30, 2000, the Company's management determined that costs associated with the reinstatement of certain employee stock options had not been reflected in the Company's financial statements. The reinstatement of 500,000 options with an exercise price of $0.75, in connection with a termination settlement, resulted in non-cash compensation expense of $962,125.

                                                         As
                                                     Previously             As
                                                      Reported           Restated
                                                    ------------       ------------
At September 30, 2000:

Additional paid in capital                          $ 26,384,336       $ 27,346,461
Accumulated deficit                                 $(27,469,373)      $(28,431,498)

For the nine months ended September 30, 2000:

Stock-based general and administrative expense      $    188,935       $  1,151,060
Net loss available to common shareholders           $ (6,091,361)      $ (7,053,486)
Net loss per share available to common
   shareholders - basic and diluted                 $      (0.32)      $      (0.37)


4.      Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the three months and nine months ended September 30, 2000 and 1999, are options and warrants to acquire 5,922,312 and 6,692,315 shares of common stock, respectively, and 2,786,714 and 5,251,000 common share equivalents relating to convertible secured notes, from the assumed exercise of such instruments because their effects would be antidilutive. The weighted average exercise price as of September 30, 2000 for the options, warrants and common share equivalents is $2.34, $3.06, and $.94, respectively.


5.      Convertible Notes

Convertible notes at September 30, 2000 relate to notes from Argyle Capital Management Corporation, a company affiliated with Robert Olins, a Director and Acting Chief Executive Officer of the Company. The notes accrue interest at 6% and are due on June 30, 2001. The notes plus all accrued interest at the time of conversion are convertible into the Company's common stock at $.50 per share. The notes are secured by substantially all the assets of the Company. The Company has assumed that the accrued interest, at a rate of 6% from July 1 to September 30, 2000 will be converted into 36,432 shares of common stock. Using the average stock price of $2.65 for the three-month period to value such shares, the Company has accrued stock-based interest expense of $96,545 for the three months ended

September 30, 2000. The Company has accrued stock-based interest expense of $603,449 for the nine months ended September 30, 2000.


6.      Issuance of Securities

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

During the third quarter of 2000, the Company issued an option to purchase 150,000 shares of common stock in exchange for consulting services to be rendered over a 3-month period. The option has an exercise price of $4.00 A value of $173,935 was assigned to the option, using the Black-Sholes option pricing model and the following assumptions: volatility 100%, risk-free interest rate 6.25%, a dividend yield of 0, a contractual term of 3 years, and the stock price of $2.1875. This option was recorded as stock-based general and administrative expense.


7.      Segment Reporting

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


8.      Subsequent events

In connection with the convertible notes described in Note 4, on November 7, 2000 Argyle Capital Management Corp. converted all of its accrued interest into common shares of the Company. Accrued interest of $84,546 through October 31, 2000 was converted into 169,092 common shares.


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


OVERVIEW

SpatiaLight is developing and commercializing a miniature, high-resolution active matrix liquid crystal display. Our display is designed to be a component in high-resolution, projected display systems, which may be produced at lower costs than current or anticipated projection systems. We have produced development kits, which have been made available to potential customers. Potential applications of this technology include projection computer monitors and televisions, head mounted displays, optical computing, holographic imaging and other display applications. We have made only limited sales to date, and there can be no assurance that we will ever be able to commercialize our technology.


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

As of September 30, 2000, we had approximately $1,119,000 in cash and cash equivalents. This was, in large part, a result of the exercise of warrants by a group of existing warrant holders during the first quarter of 2000 whereby we received cash proceeds of approximately $4,000,000. Our net working capital at September 30, 2000 was approximately $(1,587,000).

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

As of September 30, 2000, we had an accumulated deficit of approximately $28,431,000. We have realized significant losses in the past and we expect that these losses will continue at least through 2000. It is likely that we will have quarterly and annual losses in 2000 and beyond. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the foreseeable future. Consequently, we may continue to operate at a loss for the foreseeable future and there can be no assurance that our business will operate on a profitable basis.

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

Cost of Revenues. Cost of revenues represents product costs associated with the production of display prototypes. Cost of revenues for prototypes was approximately $16,000 and $1,200 for the nine months and three months ended September 30, 2000, respectively and $11,000 and $5,500 for the nine months and three months ended September 30, 1999, respectively. Gross margins associated with sales are not indicative of the gross margins that we expect to realize on sales of units produced in quantity. Prototypes and developer kits have a higher unit price than mass-produced units due to the time and effort spent with customers.

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

Stock-based general and administrative costs. Stock-based general and administrative costs were approximately $1,151,000 and $1,136,000 in the nine and three months ended September 30, 2000, respectively, and approximately $862,000 and $327,000 in the nine and three months ended September 30 1999, respectively. The amounts incurred relate to the valuation of common stock, stock options, and options issued in exchange for services and other consideration. The amount incurred in 2000 relates to stock and stock options issued in exchange for services, as well as the cost associated with the reinstatement of certain employee stock options. The amount incurred in 1999 relates to consulting services rendered in advising us as to feasible capital structures and identifying appropriate capital sources.

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


WE DEPEND ON KEY PERSONNEL.

Our development and operations depend substantially on the efforts and abilities of our senior management and technical personnel. The competition for qualified management and technical personnel is intense. We are currently seeking a permanent CEO. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse affect on us.


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