Form 10KSB
period 2000-12-31
SPATIALIGHT INC
filed 2001-04-16
CIK 881468

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB

[X] Annual report under Section 13 or 14(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ____________

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

                                 (415) 883-1693
                           ---------------------------
                           (Issuer's telephone number)

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenues for the year ended December 31, 2000 aggregated
$65,650.

        The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer based upon the $1.7344 per share closing sale price of the Common Stock on April 6, 2001 as reported on the Nasdaq SmallCap Market, was approximately $35,456,155. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of April 6, 2001, Registrant had 20,783,229 shares of Common Stock outstanding.

        Transitional Small Business Disclosure Format (check one):

                      Yes [ ]           No [X]

                                SPATIALIGHT, INC.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
                                        PART  I

    ITEM 1    Description of Business........................................... 3

    ITEM 2    Description of Property........................................... 7

    ITEM 3    Legal Proceedings................................................. 7

    ITEM 4    Submission of Matters to a Vote
              Of Security Holders............................................... 7

                                     PART II

    ITEM 5    Market for Common Equity and Related
              Stockholder Matters............................................... 8

    ITEM 6    Management's Discussion and Analysis
              Or Plan of Operation.............................................. 8

    ITEM 7    Financial Statements.............................................. 19

    ITEM 8    Changes in and Disagreements with Accountants
              On Accounting and Financial Disclosure............................ 35

                                    PART III

    ITEM 9    Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act........ 35

    ITEM 10   Executive Compensation............................................ 37

    ITEM 11   Security Ownership of Certain Beneficial Owners and Management.... 39

    ITEM 12   Certain Relationships and Related Transactions.................... 40

    ITEM 13   Exhibits and Reports on Form 8-K.................................. 40

                                     PART I

This annual report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future", "intends," and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties, including, but not limited to, those discussed herein, and in particular, those contained in "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors," that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

        We develop and supply microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our microdisplays are designed for use in end products of original equipment manufacturers (OEMs) and therefore we work closely with prospective customers to incorporate our microdisplays into their final products. Because our microdisplays can be manufactured using existing silicon and liquid crystal processes, we contract with existing manufacturers for the production of our silicon and the assembly of the final display modules. We have patents covering parts of our designs; however the key designs of the circuitry in the silicon, drive electronics, and liquid crystal assembly techniques are proprietary.

        Our microdisplays are high-resolution liquid crystal displays. They are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate, in contrast to the more common construction of liquid crystals sandwiched between two glass plates. These displays are also known as and commonly referred to as Liquid Crystal Displays (LCD), Active Matrix Liquid Crystal Displays (AMLCD), Liquid Crystal on Silicon (LCOS), and Spatial Light Modulators (SLM).

        Our microdisplays measure approximately 3/4" diagonally, contain large arrays of pixels and therefore can provide more content at a lower cost than currently available displays. The image on a microdisplay can be projected onto a screen or other surface for individual or group viewing or used in a portable application that is viewed through a magnifying device similar to a viewfinder. Potential microdisplay applications include: large-screen rear-projection television systems, in both standard television format (NTSC) and High Definition Television (HDTV) formats; large-screen rear-projection computer monitors in a variety of resolutions; video projectors for presentations; head-mounted displays which are used for virtual reality systems, defense, aerospace and gaming applications; and other potential applications such as point of purchase displays, optical computing, data storage and holographic imaging systems.

        Our technology uses liquid crystals and silicon chips. An advantage of these materials is that processes for working with them are already known, so we can move from prototypes to production more quickly than competing technologies offering comparable quality. By using existing manufacturing processes we believe we will be able to obtain economies of scale.

        We are a corporation organized under the laws of the State of New York, incorporated in 1989. Our executive offices are located at 9 Commercial Boulevard, Suite 200, Novato, California 94949.

TECHNOLOGY AND PRODUCTS UNDER DEVELOPMENT

        As of December 31, 2000 we were shipping prototype quantities of our display, a 1,280 x 1,024 array of pixels (a total of 1,310,720 pixels). The technology underlying our display products utilizes the well-known and documented manipulation of liquid crystals. A typical liquid crystal display, as might be found in a notebook computer, basically consists (along with other associated materials and processes) of liquid crystal material sandwiched between two pieces of glass, polarizers, color filters, a data signal and a light source. As the data signal is applied across the sandwich of the liquid crystals, the electric field created by this data signal causes the liquid crystals to twist and untwist. This twisting, combined with the polarizers, makes each pixel change from opaque to transparent, thereby controlling either the transmission or reflection of light from each pixel.

        Departing from typical liquid crystal displays utilizing circuitry on two pieces of glass, we design integrated circuits that control individual reflective pixels on a silicon substrate. This silicon substrate is manufactured using a standard complimentary metal oxide semiconductor (CMOS) process. This processed silicon substrate, also known as a silicon backplane, then has the liquid crystal material and a cover glass applied to it. When the data signal is sent to the circuitry in the silicon, the liquid crystals again twist from opaque to transparent states. When polarizers are added and light is reflected from the pixels on the silicon, images can be viewed directly or, using standard optical techniques, projected into larger images on a screen.

        As is common with all LCD's, the images produced are inherently black and white. The varying of the electrical signal to each pixel produces gray scaling (various shades of gray going from black to white). Utilizing this gray scaling, there are three basic techniques for achieving color displays: 1) optically combining different colors of light, 2) sequential color systems and
3) color filters. We believe our displays can be adapted for use in all of these types of color display processes.

        The display industry has undergone and continues to undergo rapid and significant technological change. We expect display technologies to continue to develop rapidly, and our success will depend significantly on our ability to attain and maintain a competitive position. Rapid technological development may result in actual and proposed displays, products or processes becoming obsolete before we recoup a significant portion of related research and development, acquisition and commercialization costs.

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

MARKETING, SALES AND DISTRIBUTION

Application and Markets

        We are working with a number of international original equipment manufacturers (OEMs) to use our microdisplays in their end product applications. Our ability to design end products for any of these markets, as well as the ability to sell and distribute in these diverse markets is beyond the current resources of our company. We are therefore establishing relationships with OEMs to incorporate our displays into their products. In some instances, especially high volume applications, we will be able to custom design our displays to fit a specific manufacturer's need for a specific product. We will also consider licensing large manufacturers who have the ability and desire to manufacture our displays for use in their final products. Our displays can be incorporated into a wide variety of products such as rear-projection televisions, rear-projection computer monitors, video projectors, and head mounted displays.

        Our strategy is to focus our abilities on original equipment design
(OED) of LCOS microdisplays, and to work closely with OEMs to market end products utilizing our displays. We are therefore dependent upon these OEMs for the manufacturing and marketing of end products. As of December 31, 2000, no end products exist using our display, and there can be no assurance that any OEM will develop or market a product incorporating our display.

        We are attempting to form alliances with corporate partners for the marketing and distribution of products incorporating our microdisplays. We may not be successful in forming and maintaining such alliances and our partners may not devote adequate resources to successfully market and distribute these anticipated products. We may not be able to enter into satisfactory agreements and our marketing partners may not be successful in gaining market acceptance for these anticipated products.

Manufacturing and Supply

        We currently contract with manufacturers for the production of our silicon and assembly of our prototype displays. Our facility in Novato, California contains a Class 1000 "clean room" which is designed principally for research and development, prototype and pre-production assembly of our microdisplays. We recognize the need for strict quality control of our microdisplays manufactured in both our facility and our contract-manufacturing partners. We perform product testing of our prototype display, analyze the results and take actions to refine the manufacturing process or enhance product design. We are developing statistical quality control procedures for our contract manufacturers, in which continual quantitative measurements of critical parameters are used as a feedback mechanism to improve the manufacturing process.

        We are working with one foundry for the production of our silicon, United Microelectronics Corp. (UMC) in Taiwan. The supply of silicon from this supplier does fluctuate, and we may be subject to problems of availability. We have also engaged the services of Varitronix Limited in Hong Kong for the final assembly process of our displays.

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

COMPETITION

        Microdisplays are a subset of the display market. This display market subset consists of 1) reflective microdisplays produced on silicon backplanes,
2) transmissive microdisplays and 3) emissive microdisplays. The reflective microdisplay competition includes companies such as Aurora, Colorado MicroDisplay, Digital Reflection, Displaytech, Hitachi, Hughes/JVC, inVisio, Microdisplay, and Three-Five Systems. These companies are all producing different forms of a liquid crystal display on a silicon backplane. Competitors in the reflective microdisplay market, although not using liquid crystals in the display are Texas Instruments which is producing a micro-mechanical structure of moving mirrors on a silicon backplane, and Silicon Light Machines which is producing a deformable grating on a silicon backplane.

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

PATENTS AND INTELLECTUAL PROPERTY

        Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technologies. We have been awarded six U.S. Patents and have other patent applications pending. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that pending patents will be issued. Our competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products or intentionally infringe upon our patents.

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

RESEARCH AND DEVELOPMENT

        We incurred research and development expenses of approximately $3.3 million in 2000 and $2.0 million in 1999. Research and development expenses are those costs incurred for personnel and experimental materials for the design and development of new products. We believe that the development of new products will be required to allow us to compete effectively and to achieve future revenues. We currently have 18 full-time employees whose duties include research and development. We intend to continue our product development programs, focusing on increasing the display specifications including resolution, color, and manufacturing processes. We believe that such developments will be required to exploit future markets.

EMPLOYEES

        As of December 31, 2000, the Company had 23 full-time employees. Full-time employment is divided among two functional areas with 18 in research and development and 5 in finance and administration. Employees are not represented by any collective bargaining organizations. We consider our relations with our employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

        Our headquarters are located at 9 Commercial Boulevard, Suite 200, Novato, California. SpatiaLight occupies approximately 15,000 square feet of office space at this location bound by a three-year lease through April 2002 with two options for additional one-year extensions.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently involved in any material legal proceedings. The Company is subject to claims and lawsuits from time to time in the ordinary course of business. While the outcome of such ordinary course proceedings cannot be predicted with certainty, we believe that the resolution of any future ordinary course matters individually or in the aggregate will not have a material adverse effect on our business financial condition and results of operations.

        Tony Romano and Magellin Entertainment, Inc. (Plaintiffs) filed an action against us in San Francisco Superior Court on January 10, 2000. Former Director Michael Burney and Director Robert Olins were also named. On December 15, 2000 the Settlement Agreement and Mutual General Release was signed and payment of an immaterial settlement fee was made to Plaintiffs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal 2000.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        Trading in our common stock has been conducted on the Nasdaq SmallCap Market since May 24, 2000. The common stock was previously listed on the over-the-counter Bulletin Board. Because we are traded on the SmallCap Market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained.

        The following tables sets forth, for the calendar quarters indicated, the range of high and low quotations for the common stock, as reported by Commodity Systems, Inc.

                                HDTV COMMON STOCK

                                     2000
                               -----------------
                               High          Low
                               ----          ---
   First Quarter              10.12          5.62
   Second Quarter              7.12          3.31
   Third Quarter               4.12          1.12
   Fourth Quarter              3.59          1.00

                                     1999
                               -----------------
                               High          Low
                               ----          ---
   First Quarter               3.25          1.34
   Second Quarter              5.65          2.00
   Third Quarter               3.75          2.50
   Fourth Quarter              6.19          2.47


        The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

        As of April 6, 2001 there were approximately 463 holders of record of the common shares of SpatiaLight and the price per share of our common stock was $1.7344. The common stock represents the only class of securities outstanding as of this filing. Because many of such shares are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

OVERVIEW

        We design microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as use in wireless communication devices, portable games and digital assistants. Our revenues through December 31, 2000 have been derived from the sales of our developer kits.

        During 2000 we experienced negative cash flows and net operating losses. Our operations were funded in 2000 by the exercise of warrants and by convertible securities, which are secured by substantially all of our assets. In the fourth quarter of 1999 management executed a plan to financially secure our operations during 2000 with two courses of action.

        The first course of action was implemented in November 1999 when we filed two S-3 Registration Statements with the Securities and Exchange Commission (SEC). These were declared effective on December 7, 1999. These prospectuses relate to the offer and sale of up to 2,543,515 shares of our common stock issuable upon exercise of warrants, with exercise prices ranging from $0.50 to $2.8125 per share, issued to investors from June 19, 1997 to September 15, 1999. As of December 31, 2000 we have received $3,988,512 from the exercise of these warrants for which we have issued 1,813,515 shares of common stock. In addition, we have received $985,711 upon the exercise of other warrants and employee stock options.

        The second course of action was also implemented in November 1999. This was the conversion of $2,612,500 ($1,612,500 of which was with a group associated with Steven F. Tripp, a director of SpatiaLight) of the then existing convertible securities into common stock. A subsequent closing of a new convertible debt financing in December 1999 for $2,875,000 was with a group associated with Steven F. Tripp, a Director of Spatialight. We received $1,437,500 in December 1999. The second installment of $1,437,500 was to be received upon the achievement of certain performance targets. It was received in November 2000 prior to reaching these performance targets, in exchange for reducing the conversion price of the second installment from $3.50 to $2.25.

        As of December 31, 2000, we have received a total of $6,863,512 from these warrants and convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

        Through December 31, 2000, we have sustained recurring losses from operations and, at December 31, 2000, we had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern. The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2000 also contained an explanatory paragraph regarding this doubt about our ability to continue as a going concern. For further discussion of this matter, refer to Note 1 of the financial statements.

        As of December 31, 2000, the Company had $1,035,957 in cash and cash equivalents, a decrease of $200,652 from the December 31, 1999 amount of $1,236,609. Our net working capital deficit at December 31, 2000 was $2,061,234, as compared to net working capital of $319,331 at December 31, 1999. The increase in working capital deficit was primarily due to the reclassification of convertible notes from non-current to current liabilities, and the additional debt financing discussed above, which was used to fund our operating expenses.

        During 2000 we had negative cash flow from operations, resulting in the need to fund ongoing operations from financing activities. Net cash used by operating activities totaled $6,073,605 and $3,572,094 in 2000 and 1999, respectively. Net cash provided by financing activities was $6,397,699 and $4,571,059 in 2000 and 1999 respectively, principally resulting from the issuance of convertible notes and the exercise of warrants and options.

        As of December 31, 2000, we had an accumulated deficit of $29,818,182. We have realized significant losses in the past and expect that these losses will continue until we start production and realize sales from this production. We generated limited revenues and no profits from operations during 2000. The development and commercialization of our displays will require substantial expenditures during 2001. Consequently, we may continue to operate at a loss during 2001 and there can be no assurance that our business will operate on a profitable basis.

        We anticipate receiving funds from warrant exercises throughout 2001 from warrant holders affiliated with certain Board members. If we are successful, these proceeds, along with our existing cash balances, will be sufficient to meet our presently projected cash and working capital requirements (which relate primarily to research, development and production) for the next 12 months.

RESULTS OF OPERATIONS

        Revenues. Our total revenues were $65,650 and $62,000 in 2000 and 1999 respectively. Revenues in both 2000 and 1999 were the result of sales of our display developer kits. Revenue from the sales of developer kits are not indicative of the revenue we expect to realize on sales of our displays produced in quantity. Developer kits have a higher unit price than mass produced displays as they are custom made and require additional parts which are not required for displays sold in quantity.

        Cost of Revenues. Cost of revenues are the product costs associated with the manufacture of display developer kits. Costs of revenues were $16,625 and $10,945 in 2000 and 1999, respectively. Gross margins associated with the sales of developer kits are higher and not indicative of the gross margins we expect to realize on sales of our displays produced in quantity. Developer kits have a higher unit cost than mass produced displays as they are custom made, require additional parts and they require additional time and effort spent with the customer.

        Selling, general and administrative expenses. Selling, general and administrative expenses were $2,785,737 and $2,084,273 in 2000 and 1999, respectively. The increase of 34% from 1999 levels is primarily due to an increase in software consulting, legal expenses, employment expenses, office expenses and investment banking.

        Stock-based general and administrative expenses. Stock-based general and administrative expenses were $1,162,902 and $1,935,504 in 2000 and 1999, respectively. The amounts incurred relate to the valuation of common stock, stock options, and warrants issued in exchange for consulting services provided to us. The amounts incurred in 1999 enabled us to obtain the necessary capital resources to support working capital and development needs in 2000. The amounts incurred in 2000 relate to stock and warrants issued in exchange for services, and the cost associated with the reinstatement of certain employee stock options.

        Research and development expenses. Research and development expense increased from $1,955,170 to $3,344,547 or 71%, from 1999 to 2000. This increase was due primarily to employment-related expenses and the development of displays including parts, materials, wafer processing and additional consulting services.

        Interest income. Interest income was $87,427 and $10,303 in 2000 and 1999, respectively. The 748% increase in interest income in 2000 was due to higher average cash balances during 2000 than during 1999.

        Interest expense. There was no significant change in interest expense from 1999 to 2000. This is consistent with the average loan balances for the two years.

        Stock-based interest expense. Stock-based interest expense of $561,346 and $1,389,585 in 2000 and 1999, respectively, relates to the valuation of the beneficial conversion feature of interest converted and convertible into equity based on the intrinsic value of the conversion feature and the value of a change in the conversion price granted in exchange for a waiver of covenants for certain convertible noteholders.

        Loss from operations before income taxes. Losses from operations before income taxes were $7,832,269 and $7,407,486 in 2000 and 1999, respectively. This decrease is due primarily to a decrease of approximately $1.6 million of stock-based interest and general expenses. This decrease was offset by an increase of approximately $2.0 million in general and administrative and research and development expenses incurred in association with our ongoing transition from a focus on research and development to a focus on manufacturing and sales.

RECENT ACCOUNTING PRONOUNCEMENTS


In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133, which addressed certain implementation issues of SFAS No. 133.

Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect the adoption of the new standard to have a material impact on our financial position, results of operations, or cash flows.

In December 1999, the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on our financial position, results of operations, or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. There was no material impact from the application of FIN 44 on our financial position, results of operations, or cash flows.

                                  RISK FACTORS

IF WE ARE UNABLE TO OBTAIN FURTHER FUNDING, OUR ABILITY TO OPERATE COULD SUFFER

        In the event that we are unable to obtain further funding, or the costs of development and operations prove greater than anticipated, we may be required to curtail our operations or seek alternative financing arrangements. Additional financing may not be available to us on favorable terms or at all. If we have insufficient funds or are unable to raise additional funds, we may be required to delay, reduce or cease certain of our programs. This would materially and adversely affect our business. Our auditors have included an uncertainty paragraph in their opinion on our financial statements suggesting that substantial doubt exists about our ability to continue as a going concern. Also, refer to Management's Discussion of Financial Condition and Results of Operations.

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

A MARKET FOR OUR PRODUCTS MAY NOT DEVELOP.

        Various target markets for our micro-displays, including projectors, monitors, high-definition televisions, and portable micro-displays, are uncertain, may be slow to develop, or could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. Gaining acceptance in this market may prove difficult because of the radically different approach of microdisplays to the presentation of information. In order for us to succeed, not only must we sell to those manufacturers that produce end-product microdisplays that are better and less expensive than the alternatives they would otherwise use, but also, the manufacturers themselves must develop products that are successful commercially. Our failure to sell to manufacturers or the failure of the ultimate target markets to develop as we expect will impede our anticipated growth.

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

WE DEPEND ON THE MARKET ACCEPTANCE OF THE PRODUCTS OF OUR CUSTOMERS.

        We do not sell any products to end-users. Instead, we design and manufacture various product solutions that our prospective customers may incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our prospective customers' products. Any significant slowdown in the demand for our prospective customers' products would adversely affect our business.

        Our dependence on the success of the products of our prospective customers exposes us to a variety of risks, including our needs to do the following:

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

        Our competitive position could suffer if one or more of our prospective customers decide to design and manufacture their own display modules, to contract with our competitors, or to use alternative technologies. In addition, our prospective customers typically develop a second source. Second source suppliers may win an increasing share of a program. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

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

        We anticipate the need for additional equity or debt financing to provide for the capital expenditures required to maintain our research and development and to move to production. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business at the rate desired and our operating results may suffer. Equity financing could result in additional dilution to existing stockholders. Debt financing increases expenses, must be repaid regardless of operating results, and is secured against our assets, potentially leaving fewer resources available to equity holders.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

        The market price of our common stock has been extremely volatile, reflecting reported losses, receipt of additional financing and changes of management. Other companies have found similar volatility correlates with class action securities law suits. The trading price of our common stock in the future could continue to be subject to wide fluctuations in response to various factors, including the following:

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

OUR COMMON STOCK MAY NOT BE LIQUID.

        We are currently traded on the Nasdaq SmallCap Market. Our stockholders may find that it is more difficult to sell our common shares than shares that are listed on the Nasdaq National Market, the American Stock Exchange or New York Stock Exchange. The trading volume of our shares may be limited in part due to the marketability of our stock. Any swing in the price of our stock may be magnified into a material reduction in price because relatively few buyers may be available to purchase our stock.

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

WE MUST PROTECT OUR INTELLECTUAL PROPERTY.

        We believe that our continued success depends in part on protecting our proprietary technology. Third parties could claim that we are infringing on their patents or other intellectual property rights. In the event that a third party alleges that we are infringing on its rights, we may not be able to obtain licenses on commercially reasonable terms from that third party, if at all, or that third party may commence litigation against us. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect us.

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

SHORTAGES OF COMPONENTS AND MATERIALS MAY DELAY OR REDUCE OUR SALES AND INCREASE OUR COSTS.

        Our inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. We obtain many of the materials we use in the manufacture of our displays from a limited number of foreign suppliers, particularly suppliers located in the Far East, and we do not have long-term supply contracts with any of them. As a result, we are subject to economic instability and currency fluctuations in these countries as well as to increased costs, supply interruptions, and difficulties in obtaining materials. Our prospective customers may also encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our product solutions are incorporated.

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

WE COULD BE LIABLE IN CONNECTION WITH PRODUCT LIABILITY CLAIMS.

        Product liability claims may be asserted against us in the event that the use of our products, or products which incorporate our products, are alleged to cause injury or other adverse effects. Our product liability insurance may not be adequate to protect us against potential claims. As a result, a successful claim against us could materially affect our financial stability. In addition, our reputation may be affected by product liability claims regardless of the merit or eventual outcome of the claim.

WE DO NOT PAY CASH DIVIDENDS.

        We have never paid any cash dividends on our common stock and do not anticipate that we will pay cash dividends in the near term. Instead, we intend to apply earnings to the expansion and development of our business.

ITEM 7. FINANCIAL STATEMENTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
SpatiaLight, Inc.
Novato, California

We have audited the accompanying consolidated balance sheet of SpatiaLight, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statement of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpatiaLight, Inc. and Subsidiary at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and has net capital deficiencies and negative working capital at December 31, 2000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ BDO Seidman, LLP

San Francisco, California

March 30, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


                                      KPMG


                          Independent Auditors' Report

The Board of Directors and Stockholders

SpatiaLight, Inc.:

We have audited the accompanying consolidated balance sheet of SpatiaLight, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpatiaLight, Inc. and Subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ KPMG LLP

San Francisco, California

March 25, 2000

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

                                                                     2000               1999
                                                                 ------------       ------------
ASSETS

Current assets
  Cash and cash equivalents                                      $  1,035,957       $  1,236,609
  Accounts receivable                                                   2,500                  0
  Inventories                                                               0              5,036
  Other current assets                                                159,534             93,417
                                                                 ------------       ------------
          Total current assets                                      1,197,991          1,335,062

Property and equipment, net                                           570,585            321,853
Other assets                                                           31,954             22,670
                                                                 ------------       ------------

               Total assets                                      $  1,800,530       $  1,679,585
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                               $    347,104       $    286,741
  Convertible notes and accrued interest                            2,742,925                  0
  Accrued expenses and other current liabilities                      169,196            728,990
                                                                 ------------       ------------
        Total current liabilities                                   3,259,225          1,015,731

Noncurrent liabilities
  Convertible notes                                                         0          1,216,337
  Long term capital lease obligations                                   4,483              9,605
                                                                 ------------       ------------
               Total liabilities                                    3,263,708          2,241,673

Commitments and contigencies

Stockholders' equity (deficit):
  Common stock, $.01 par value:
     40,000,000 shares authorized;
    20,273,229 and 16,635,818 shares issued and outstanding
     in 2000 and 1999                                                 202,732            166,359
Additional paid-in capital                                         28,152,272         20,649,563
Accumulated deficit                                               (29,818,182)       (21,378,010)
                                                                 ------------       ------------
        Total stockholders' deficit                                (1,463,178)          (562,088)
                                                                 ------------       ------------
Total liabilities and stockholders' deficit                      $  1,800,530       $  1,679,585
                                                                 ============       ============


See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 and 1999

                                                                                 2000               1999
                                                                             ------------       ------------
Revenues                                                                     $     65,650       $     62,000

Cost of revenues                                                                   16,625             10,945
                                                                             ------------       ------------
               Gross profits                                                       49,025             51,055

  Selling, general and administrative expenses
(including stock-based expense of $1,162,902
  in 2000 and $1,935,170 in 1999)                                               3,948,639          4,019,777

  Research and development expenses                                             3,344,547          1,955,170
                                                                             ------------       ------------
             Total operating expenses                                           7,293,186          5,974,947

             Operating loss                                                    (7,244,161)        (5,923,892)

Other income (expense):

  Interest income                                                                  87,427             10,303
  Interest and other expense
(including stock-based expense of $561,346
in 2000 and $1,389,585 in 1999)                                                  (675,535)        (1,493,897)
                                                                             ------------       ------------
             Total other expense                                                 (588,108)        (1,483,594)
                                                                             ------------       ------------
  Loss from operations before income taxes                                     (7,832,269)        (7,407,486)

Income tax expense                                                                  1,600              3,375
                                                                             ------------       ------------
               Net loss                                                        (7,833,869)        (7,410,861)

Incentive warrants issued (See note 2)                                           (606,303)                 0
                                                                             ------------       ------------
Net loss applicable to common shareholders                                   $ (8,440,172)      $ (7,410,861)
                                                                             ============       ============
Net loss per share available to common shareholders - basic and diluted      $      (0.44)      $      (0.57)
                                                                             ============       ============
Weighted average shares used in computing
  net loss per share - basic and diluted                                       19,178,639         12,964,597
                                                                             ============       ============

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (DEFICIT)

                                                                                                                        TOTAL
                                                                                   ADDITIONAL                        STOCKHOLDERS'
                                                         COMMON STOCK               PAID-IN         ACCUMULATED        EQUITY
                                                     SHARES          AMOUNT         CAPITAL          (DEFICIT)        (DEFICIT)
                                                   ----------      ----------      ----------       ----------       ----------
Balance January 1, 1999                            11,413,501      $  114,135      $10,854,938      ($13,967,149)    ($2,998,076)

Issuance of common stock                              223,287           2,233         106,668                -          108,901

Sale of warrants                                            -               -       2,013,046                -        2,013,046

Net loss                                                    -               -               -       (7,410,861)      (7,410,861)

Conversion of notes                                 3,674,991          36,750       2,575,750                -        2,612,500

Conversion of interest on notes                       247,626           2,477       1,173,736                -        1,176,213

Issuance of warrants-convertible notes                      -               -       1,437,500                -        1,437,500

Issuance of warrants-consulting services                    -               -       1,077,036                -        1,077,036

Issuance of Class A, B and C warrants-                      -               -         861,736                -          861,736
   consulting services

Exercise of stock options and warrants              1,076,413          10,764         549,153                -          559,917
                                                   ----------      ----------      ----------       ----------       ----------

Balance December 31, 1999                          16,635,818         166,359      20,649,563       (21,378,010)       (562,088)

Conversion of interest on notes                       169,092           1,690         793,964                -          795,654

Issuance of common stock for services                   2,307              23          14,977                -           15,000

Net loss                                                    -               -               -       (7,833,869)      (7,833,869)

Exercise of stock options and warrants              3,466,012          34,660       4,939,563                -        4,974,223

Issuance of options and warrants - consulting               -               -       1,147,902                -        1,147,902
services and other stock-based compensation

Incentive warrants                                          -               -         606,303         (606,303)               -
                                                   ----------      ----------      ----------       ----------       ----------
                                                   20,273,229      $  202,732      $28,152,272      ($29,818,182)    ($1,463,178)
                                                   ==========      ==========      ==========       ==========       ==========

        YEARS ENDED DECEMBER 31, 2000 AND 1999

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                    2000              1999
                                                                                 -----------       -----------
Cash flows from operating activities:

Net loss                                                                         $(7,833,869)      $(7,410,861)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                      218,176           296,465
  Stock-based general and administrative expense                                   1,162,902         1,935,504
  Stock-based interest expense                                                       561,346         1,389,585
  Other                                                                               57,838                 -
  Changes in operating assets and liabilities:
     Accounts receivable                                                              (2,500)           30,492
     Inventories                                                                       5,036            13,260
     Other assets                                                                    (75,401)          (93,417)
     Accounts payable                                                                 60,363          (179,290)
     Accrued expenses and other current liabilities                                 (227,496)          446,168
                                                                                 -----------       -----------

                Net cash used by operating activities                             (6,073,605)       (3,572,094)

Cash flows from investing activities:
  Purchase of property and equipment                                                (524,746)         (232,442)
                                                                                 -----------       -----------

                Net cash used in investing activities                               (524,746)         (232,442)

Cash flows from financing activities:
  Payments on capital lease obligations                                              (14,024)          (30,281)
  Proceeds from issuance of convertible notes with warrants attached               1,437,500         1,437,500
  Proceeds from issuance of convertible notes                                              -           590,876
  Proceeds from sales of warrants                                                          -         2,013,046
  Proceeds from exercise of warrants and options                                   4,974,223           559,918
                                                                                 -----------       -----------

                Net cash provided by financing activities                          6,397,699         4,571,059

Net increase (decrease) in cash                                                     (200,652)          766,523

Cash at beginning of period                                                        1,236,609           470,086
                                                                                 -----------       -----------
Cash at end of period                                                            $ 1,035,957       $ 1,236,609
                                                                                 ===========       ===========
Supplemental disclosure of cash flow information:


  Income taxes paid during the period                                            $     1,600       $     1,600
                                                                                 -----------       -----------
  Interest paid during the period                                                $   100,503       $     7,579
                                                                                 -----------       -----------
Non cash financing activities:

  Common stock issued upon conversion of notes and interest                      $   795,654       $ 2,612,500
  Warrants issued to induce the exercise of certain warrants                     $   606,303               $ -

See accompanying notes to consolidated financial statements

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 2000 AND 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business - SpatiaLight, Inc. (SpatiaLight or the Company) and its subsidiary SpatiaLight of California, Inc. (SOC) are in the business of designing high-resolution microdisplays, which measure _ inch in diagonal and basically consist of liquid crystals and a glass cover on top of a silicon chip. These displays are also known as and commonly referred to as Liquid Crystal Displays (LCD), Active Matrix Liquid Crystal Displays (AMLCD), Liquid Crystal on Silicon (LCOS), and Spatial Light Modulators (SLM). These displays are designed in a manner that can provide high-resolution images suitable for applications such as computer monitors, high definition television, video projectors and other applications while utilizing the existing manufacturing processes of typical silicon and liquid crystal displays to obtain economies of scale and thereby reduce costs. To date, the Company has only sold sample quantities of its displays to customers who are evaluating the displays for use in their products.

        The Company's principal executive offices are located in Novato, California. The Company was organized under the laws of the State of New York in 1989.

        Going Concern -- Through December 31, 2000, the Company had sustained recurring losses from operations and, at December 31, 2000, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2001, the Company expects to meet its working capital and other cash requirements with cash derived from the exercise of warrants held by existing investors affiliated with two of the Company's directors. The Company's continued existence is dependent upon its ability to successfully market and sell its products. However, there can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        Inventories -- Inventories in 1999 are stated at the lower of cost or market and consist primarily of developer kits and their components.

        Property and Equipment -- Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, generally three years for computer equipment and building improvements and seven years for office furniture and equipment.

        Revenue Recognition -- Revenue is generally recognized at the time that product is shipped provided that collectability is probable.

            Income Taxes -- The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 2000 AND 1999 (Continued)

between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Research and Development -- Research and development costs are charged to expense when incurred.

        Financial Instruments -- The Company's financial instruments include cash and cash equivalents and debt. At December 31, 2000 and 1999 the fair values of cash and cash equivalents and debt issued without equity components approximated their financial statement carrying amounts. For certain debt issued with equity instruments attached, little or no value has been assigned to the debt and the fair value of the debt on a stand-alone basis is not easily determinable.

        Stock-based Compensation -- The Company accounts for its stock-based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44. As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123, the Company discloses the proforma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

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

        Recently Issued Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 2000 AND 1999 (Continued)


beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133, which addressed certain implementation issues of SFAS No. 133. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard to have a material impact on the Company's financial position, results of operations, or cash flows.

      In December 1999, the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations, or cash flows.

        In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

        Reclassifications. Certain prior year amounts have been reclassified in order to conform to current year presentation.

2. ISSUANCE OF SECURITIES

        During the third quarter of 2000, the Company issued a warrant to purchase 150,000 shares of common stock in exchange for consulting services to be rendered over a 3-month period. The option has an exercise price of $4.00. A value of $173,935 was assigned to the option, using the Black-Scholes option pricing model and the following assumptions: volatility 100 %, risk-free interest rate 6.25%, a dividend yield of 0, and a contractual term of three years. This option was recorded as stock-based general and administrative expense.

        On February 10, 2000, the Company issued warrants to purchase 170,815 shares of the Company's common stock at an exercise price of $8.00 (the incentive warrants) in consideration of and to induce the exercise of warrants originally issued in August and September 1999. The incentive warrants, which expire on February 10, 2002, were valued at $606,303 using the Black Scholes option pricing model and the following assumptions: stock price $6.38, historical volatility 114%, risk free rate 6%, a dividend yield of 0, and a contractual term of two years. The value of these incentive warrants is reflected in the statement of operations as a component of the net loss available to common shareholders.

        During the first quarter of 2000, the Company issued 1,899,015 shares of common stock upon the exercise of the previously issued warrants. Net cash proceeds received were $4,178,793. During 2000, the Company issued an additional 1,279,600 and 317,300 shares of common stock upon the exercise of other warrants and employee stock options, respectively. Total cash received was $795,430. In addition, 2,307 shares of stock valued at $15,000 were issued in exchange for services. 169,092 shares of stock were issued upon the conversion of accrued interest of $795,654, which includes additional deemed interest of $711,108 due to beneficial conversion features of the underlying notes.

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 2000 AND 1999 (Continued)

        In December 1999, the Company issued warrants to purchase 821,429 shares of common stock in conjunction with the issuance of $2,875,000 of convertible notes to a group of investors associated with Steven F. Tripp, a Director of the Company. These convertible notes bear an interest rate of 6%, were originally all convertible into common stock at $3.50 per share, and are due on June 30, 2001. The Company received the first installment of $1,437,500 in December 1999. The second installment of $1,437,500 was to be received upon the achievement of certain performance targets. It was received in November 2000, prior to reaching these performance requirements, in exchange for reducing the conversion price of the second installment from $3.50 to $2.25.

        The warrants attached to the above referenced notes were all issued in December 1999. They are exercisable at any time by the lenders until June 30, 2002 at an exercise price of $3.50 per share. None of these warrants have been exercised as of December 31, 2000. A value of $1,437,500 was assigned to the warrants using the Black-Scholes option-pricing model and the following assumptions; stock price $6.00, exercise price $3.50, contractual term 2.5 years, volatility 114%, risk-free interest rate 6% and a dividend yield of 0. The total cash received from the issuance of the notes of $1,437,500 under this model was less than the value associated with the warrants at the time of issuance. Therefore, a value of $1,437,500 has been assigned to the warrants as a discount on the notes. This amount is being recognized as interest expense over the term of the note at an annual rate of approximately 1,230%. Interest expense related to this discount was insignificant in 1999, was $3,615 in 2000 and will be $1,433,885 in 2001.

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

        Also during 1999, the Company issued 1,076,413 shares of common stock upon the exercise of its stock options and warrants. A total of 268,700 employee stock options, which vested during 1997 and 1998, were exercised at grant prices ranging from $0.25 to $0.81. In addition, 779,000 warrants were exercised at prices ranging from $0.50 to $0.83. These warrants were originally issued in 1997 and 1998. Total cash received from the exercise of these options and warrants was $165,457 and $394,460, respectively. In addition, two warrants totaling 53,000 shares, issued during 1997 and 1998 were exercised under a "cashless" provision of the warrant resulting in a net issuance of 28,713 shares of common stock.

        In addition, in 1999, 39,973 shares of common stock were issued to satisfy $108,901 of payables to employees and vendors.

        During each of the first three quarters of 1999 and the last quarter of 1998, the Company issued tranches of 100,000 Class A, 100,000 Class B and 100,000 Class C warrants to a consultant with exercises prices of $1.50, $2.00, and $2.50, respectively. The Class A warrant was immediately exercisable and allowed the holder to purchase shares of the Company's common stock at an exercise price of $1.50 per share. All four tranches of the Class A warrants were exercised in the first quarter of 2000 and 400,000 shares of common stock were issued. Upon exercise of the Class A warrant, Class B warrants were issued by the Company to purchase shares of the Company's common stock at an exercise price of $2.00 per share. The Class B warrant is exercisable from the date the Class A warrant was exercised until November 15, 2001. In the first quarter of 2000, 100,000 shares of common stock were issued upon the exercise of one tranche of

                        SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 2000 AND 1999 (Continued)

Class B warrants. Upon exercise of the Class B warrant, Class C warrants were issued by the Company to purchase shares of the Company's common stock at an exercise price of $2.50 per share. The Class C warrant will be exercisable from the date the Class B warrant is exercised until November 15, 2002. The warrants issued to the consultant are fully vested and were issued in exchange for services rendered during the quarters for advising the Company as to feasible capital structures and assisting in identifying appropriate capital sources. An independent valuation firm has determined the fair values of the Class A, Class B and Class C warrants issued on each of the issue dates and the Company has recorded the total fair value of $861,736 as consulting expense.

3. NOTES PAYABLE

        Convertible notes at December 31, 2000 consist of the following:

        A note from Argyle Capital Management Corporation, a company affiliated with Robert Olins, a Director, Acting CEO, Secretary and Treasurer of the Company. The outstanding principal as of December 31, 2000 is $1,188,000. The note accrues interest at 6% and both principal and interest are convertible at $0.50 per share and are secured by substantially all assets of the Company. The note was originally due on December 31, 1999 and has been extended until June 30, 2001 under the same terms. In November 2000, accrued interest of $84,546 was converted into 169,092 shares of common stock. Accrued stock-based interest of $711,108 resulting from the beneficial conversion feature was reclassified to additional paid in capital upon the conversion. In September 1999, the accumulated interest was converted into 240,886 shares of the Company's common stock. The Company valued this stock based upon a market price of $2.70, and recorded a stock-based interest expense of $601,957 in 1999. In addition, the Company has assumed that the accrued interest for November and December 2000 will be converted into 24,056 shares of common stock. Using the average closing price for the months of November and December for the Company's common stock of $2.14 to value such shares, the Company has accrued additional stock-based interest expense of $51,516.

        Short-term convertible notes totaling $3,281,952 were issued during 1998 of which $1,612,500 was with a group of investors associated with Steven F. Tripp, a Director of the Company. The notes accrued interest at 6% and had a maturity date of December 31, 1999. The notes were convertible into the Company's common stock at $0.50 and $0.75 per share. Of the total convertible notes, $2,012,500 of the notes originally were convertible into the Company's common stock at $0.75 per share. In September 1999 the Company agreed to reduce the conversion price of these notes from $0.75 to $0.70 resulting in additional stock-based interest expense of $509,834. The reduction in conversion price was done in exchange for a waiver of certain covenants of these convertible notes. The notes were secured by substantially all of the assets of the Company. In February 1999, the Company issued additional notes of $590,876 to the existing short-term note holders under the same terms and conditions in exchange for cash. In November 1999, the note holders converted these notes and the 1998 notes totaling $2,021,624 plus accrued interest into 3,922,617 shares of common stock. Total principal and interest converted was $2,612,500 and $1,176,213, respectively.

4.      PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, consists of the following:

                                        2000              1999
                                   ------------      ------------
Office furniture and fixtures      $    353,717      $    165,319
Machinery and equipment                 729,871           464,627
Building and improvements                73,600            60,334
                                   ------------      ------------
                                      1,157,188           690,280

Less accumulated depreciation           586,603           368,427
                                   ------------      ------------
                                   $    570,585      $    321,853
                                   ============      ============

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 2000 AND 1999 (Continued)

        The Company incurred depreciation expense of $218,176 and $132,087 for the years ended December 31, 2000 and 1999, respectively.

        Included in fixed assets at December 31, 2000 and 1999 is equipment acquired under capital leases of $133,640 with accumulated depreciation of $117,519 and $92,364, respectively.

        The following is a summary of the future lease obligations as of December 31, 2000:


    Year ended December 31:                                             Capital       Operating
                                                                      ----------      ----------
    2001                                                              $    6,431      $  311,567
    2002                                                                   4,824          87,306
                                                                      ----------      ----------

Total minimum lease payments                                              11,255      $  398,873
                                                                      ----------      ----------
Less amount representing interest                                          1,651
                                                                      ----------
Present value of net minimum capital lease payments                        9,604

Less current installments under capital leases                             5,121
                                                                      ----------
Obligations under capital leases, excluding current installments      $    4,483
                                                                      ==========

        Rent expense related to operating leases for the years ended December 31, 2000 and 1999 was $252,785 and $202,465, respectively.

5. INCOME TAXES

Income taxes for the year ended December 31, are comprised of the following:


                                    Current           Deferred           Total
                                  ------------      ------------      ------------
Year ended December 31, 2000
Federal                           $          0                 0                 0
State                                    1,600                 0             1,600
                                  ------------      ------------      ------------

Total                                    1,600                 0             1,600

Year ended December 31, 1999
Federal                           $          0                 0                 0
State                                    3,375                 0             3,375
                                  ------------      ------------      ------------

Total                                    3,375                 0             3,375

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 2000 AND 1999 (Continued)


Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

                                                               2000               1999
                                                          ------------       ------------
Computed "expected" tax expense (benefit)                 $ (2,663,514)      $ (2,599,108)
Permanent differences                                         (482,404)          (533,736)
Losses for which no benefit has been recognized              3,145,918          3,132,844
State tax expense, net of federal income tax benefit             1,600              3,375
                                                          ------------       ------------
Total tax expense (benefit)                               $      1,600       $      3,375
                                                          ============       ============


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 is presented below:

                                                              2000               1999
                                                          ------------       ------------
Deferred tax assets:

    Net operating loss carryforwards                      $ 10,170,507       $  7,469,178
    Equity investment losses                                    99,865             99,865
    Accrued expenses                                            15,997             27,952
    Research and development credits                           998,524            486,762
    Other                                                            0             45,311
    Options and warrants                                       457,210                  -
                                                          ------------       ------------
           Gross deferred tax assets                        11,742,083          8,129,068
           Valuation allowance                             (11,742,083)        (8,129,068)
                                                          ------------       ------------
    Net deferred tax assets                                          0                  0
                                                          ------------       ------------
Deferred tax liabilities
        Gross deferred tax liabilities                               0                  0
                                                          ------------       ------------
        Net deferred tax assets (liabilities)             $          0       $          0
                                                          ============       ============


        The valuation allowance for deferred tax assets as of December 31, 2000 was $11,742,083. The net change in the total valuation allowance was $ 3,613,015 and $2,914,022 for the years ending December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company had net-operating loss carryforwards of approximately $25,700,000 for federal and $24,700,000 for state tax purposes, respectively, which expire in varying amounts from 2005 for federal and have already begun to expire for state. In addition, as of December 31, 2000, the Company had research and development carryforwards of approximately $536,000 for federal, which will begin to expire in 2008 and $463,000 for state tax purposes, which will carryforward indefinitely.

        Under the provisions of the Internal Revenue Code, should substantial changes in the Company's ownership occur, the utilization of net operating loss carryforwards may be limited.

        Deferred tax assets resulting from net operating losses attributable to stock option exercises and warrant issuances will result in a $1,318,000 credit to additional paid-in capital when realized.

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 2000 AND 1999 (Continued)

6. STOCKHOLDERS' EQUITY

        Stock Option Plans -- The Company has four Stock Option Plans (the Plans) primarily for employees, consultants and directors. The Plans authorize the issuance of options to purchase up to 4,000,000 shares of the Company's common stock. The Plans provide for options which may be issued as nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.

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

        Options under the Plans are granted at the discretion of the Board of Directors/Compensation Committee. All options granted through 2000 have been granted at fair market value.

        The following is a status of the options under the Plans and a summary of the changes in options outstanding during 2000 and 1999:

                                                            Weighted
                                   Number of Shares       Average Price
                                   ----------------      --------------
Outstanding, January 1, 1999             1,655,000       $         0.70
Options granted                          1,487,500       $         5.36
Options exercised                         (268,700)      $         0.62
Options canceled                                 0                    -
                                    --------------       --------------

Outstanding, December 31, 1999           2,873,800       $         2.71
                                    ==============       ==============

Outstanding January 1, 2000              2,873,800       $         2.71
Options granted                            240,000                 2.72
Options exercised                         (315,000)                 .57
Options canceled                          (782,500)                5.75
                                    --------------       --------------

Outstanding December 31, 2000            2,016,300       $         1.84
                                    ==============       ==============

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 2000 AND 1999 (Continued)


        The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life 24 months in 2000 and 1999, historical volatility 114% in 2000 and 1999, and risk-free interest rates of 6% in 2000, 5.875% in 1999. No dividends are expected for the term of the options. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, proforma net loss would have been as follows:

                                                        Years ended December 31,
                                                   -----------------------------------
                                                        2000                 1999
                                                   --------------       --------------
Net loss available to common shareholders, as      $   (8,440,172)      $   (7,410,861)
reported
Pro forma net loss available to common                (11,404,941)          (7,831,425)
shareholders

Net loss per share available to common                       (.44)               (0.57)
shareholders -- basic and diluted
Pro forma net loss per share available to                    (.59)               (0.60)
common shareholders -- basic and diluted

        Options exercisable as of December 31, 2000 and 1999 totaled approximately 1,591,300 and 1,056,300 options at a weighted average exercise price of $1.27 and $0.66 respectively.

        The weighted average fair value of options granted during 2000 and 1999 was $1.25 and $2.73, respectively.

        Additional information regarding options outstanding as of December 31, 2000 is as follows:


                                                                          OPTIONS
             OPTIONS OUTSTANDING                                         EXERCISABLE
-------------------------------------------------      ------------------------------------------------
                                       Weighted
                                        Average         Weighted                           Weighted
  Range of          Outstanding        Remaining        Average                             Average
  Exercise          at December       Contractual       Exercise            Number          Exercise
   Prices            31, 2000         Life (Yrs.)        Price            Exercisable         Price
-------------      ------------      ------------      ------------      ------------      ------------
$5.01 -- 6.00           375,000               9.1              5.75           172,500              5.75
$4.01 -- 5.00            30,000               9.3              4.92                 0                 0
$3.01 -- 4.00            45,000               8.9              3.89            12,500              3.81
$2.01 -- 3.00            40,000               8.0              3.00            10,000              3.00
$1.01 -- 2.00           130,000              10.0              1.25                 0                 0
$0.25 -- 1.00         1,396,300               7.6               .69         1,396,300               .69
                   ============                                          ============
                      2,016,300                                             1,591,300
                   ============                                          ============

        At December 31, 2000, 1,400,000 shares were available for future grants under the Plans.

During 2000, as part of a settlement agreement the Company reinstated a grant of 500,000 options that had lapsed on termination of a former employee. The options, with an exercise price of $0.75 and expiring in March 2001, resulted in compensation expense of $962,125. The fair value was calculated using the Black-

                         SPATIALIGHT INC. AND SUBSIDIARY
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 2000 AND 1999 (Continued)

Scholes options pricing model and the following assumptions: stock price $2.63, historical volatility 105%, risk free interest rate 6%, a dividend yield of zero, and a contractual life of seven months. This expense was recorded in stock-based general and administrative expense. These options were exercised in the 1st quarter 2001.


        Diluted net loss per share

        Diluted net loss per share does not include the effect of the following potential common shares at December 31:

                                                                      2000            1999
                                                                    ---------       ---------
Shares issuable under stock options                                 2,016,300       2,873,800

Shares issuable pursuant to warrants to purchase common stock       3,868,512       6,724,712

Shares of convertible notes on an "as if converted" basis           3,425,603       2,876,714

        The weighted average exercise price of stock options outstanding was $1.84 and $2.71 as of December 31, 2000 and 1999, respectively. The weighted average exercise price of warrants was $3.11 and $2.22 as of December 31, 2000 and 1999, respectively.

7. SEGMENT INFORMATION

        The Company's chief operating decision-maker is the Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying financial statements of operations. Therefore, the Company has determined that it operates in a single business segment. The Company's revenue for 2000 and 1999 consisted of sales of developer kits. All assets are located in the United States.

8. LEGAL PROCEEDINGS

        Tony Romano and Magellin Entertainment, Inc. (Plaintiffs) filed an action against the Company in San Francisco Superior Court on January 10, 2000. Directors Michael Burney and Robert Olins were also named. On December 15, 2000 the Settlement Agreement and Mutual General Release was signed and payment of an immaterial settlement fee was made to Plaintiffs.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 13, 2001, we dismissed KPMG LLP as our independent accountants. The reports of KPMG on our financial statements for the last fiscal year contained no adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        The decision to change accountants was approved by our Audit Committee.

During the last fiscal year and through March 13, 2001, we had no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to KPMG's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During the last fiscal year and through March 13, 2001, there occurred no reportable events (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

We engaged BDO Seidman, LLP as our new independent accountants as of March 13, 2001. We had not consulted with BDO Seidman prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements or any matter that was either the subject of a disagreement or a reportable event (as such terms are defined in Item 304(a)(1) of Regulation S-K).


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                   NAME                   AGE                       POSITION(s)
                   ----                   ---                       -----------
            Lawrence J. Matteson           61       Director

            Robert A. Olins                44       Director, Acting Chief Executive Officer,
                                                    Treasurer, Secretary

            Miles L. Scott                 50       Vice President Manufacturing/Engineering

            Steven F. Tripp                32       Director

        All Directors serve for terms of one year and until their successors are duly elected. Miles L. Scott, Vice President Manufacturing and Engineering, has an employment contract with the Company for a one-year period, which is extendable for subsequent one-year periods at the option of the Company.

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

        ROBERT A. OLINS, Director since February 1998, Acting CEO, Secretary and Treasurer since June 2000. Mr. Olins has served as President of Argyle Capital Management Corporation during the past sixteen years. Argyle Capital Management Corporation is a private investment advisory company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us for fiscal 2000, all executive officers, directors and greater than 10% shareholders filed the required Section 16(a) reports in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid by the Company for the fiscal year ended December 2000 to the Company's Chief Executive Officer and other executive officers of the Company who received total salary and bonuses in excess of $100,000 during 2000.


                           SUMMARY COMPENSATION TABLE

                                                                                                SECURITIES
                                                                                                UNDERLYING
                                                                                                  OPTIONS/         ALL OTHER
         NAME AND PRINCIPAL POSITION                               YEAR         SALARY            SARS (#)        COMPENSATION
         ---------------------------                            ---------      ---------        ----------        ------------
Robert A. Olins, Acting CEO, Treasurer, Secretary                    2000      $       0                 0                 0

Michael H. Burney, Former CEO, Treasurer, Secretary                  2000      $ 170,722                 0(3)      $ 107,461(2)
                                                                     1999      $ 200,000           500,000(1)

Fred R. Hammett, Former President                                    2000      $ 252,885                 0                 0
                                                                     1999        197,115           250,000(1)

Miles L. Scott, Vice President, Engineering/ Manufacturing           2000      $ 192,115                 0                 0
                                                                     1999        100,000           125,000(1)


        (1) These stock option grants vest over a three-year period and are subject to the optionee meeting specific performance targets. Options granted to Mr. Burney were cancelled unvested in 2000 upon the termination of his employment contract. Options granted to Mr. Hammett were cancelled unvested in 2000 upon the non-renewal of his employment contract. Of the 125,000 granted to Mr. Scott, 41,667 shares vested as of 12/31/00.

        (2) Under the terms of the settlement agreement, Mr. Burney received six months of severance in 2000 and will have received three months of severance in 2001.

        (3) Under the terms of his settlement agreement, 500,000 options granted to Mr. Burney in 1998 expired in June 2000 upon termination. Pursuant to an August settlement agreement, they were reinstated and subsequently exercised in the first quarter of 2001.


COMPENSATION OF DIRECTORS

        All Directors have waived their non-management Director's fee of $500.00 per board meeting.

EMPLOYMENT CONTRACTS

        On July 5, 2000, SpatiaLight, Inc. announced that Robert A. Olins had been named acting CEO, Secretary and Treasurer of SpatiaLight, Inc., replacing Michael H. Burney, who held the position for approximately two years. Mr. Olins does not have an employment contract and the Board is actively seeking a permanent CEO.

        The Board of Directors elected not to renew Fred R. Hammett's employment agreement, which had a term of one year expiring on December 31, 2000.

        The Company is party to an employment agreement with Miles L. Scott to serve as Vice President Engineering/Manufacturing, which is in effect through December 31, 2001, with one-year extensions at the option of the Company. As currently in effect, the agreement provides for a salary of $200,000 and a grant of Incentive Stock Options to purchase 125,000 shares of common stock vesting over a three-year period depending upon the achievement of certain performance criteria.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock, as of December 31, 2000 based upon a total of 20,273,229 shares outstanding, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock, (ii) by each of the executive officers mentioned in the tables under "Executive Compensation" and by each of the Company's directors, and (iii) by all officers and directors as a group.

            NAME AND ADDRESS                     AMOUNT AND NATURE OF       PERCENT OF
            BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP         CLASS
            ----------------                     --------------------       ----------
Argyle Capital Management Corporation .....          2,622,634(1)             10.36%
Robert A. Olins
14 East 82nd St
New York, New York 10028

Sabotini, Ltd. ............................          2,060,000(2)              9.22%
C/O Wychwood Trust Ltd.
1 Castle St
Castletown
Isle of Man, British Isles

Raymond L. Bauch ..........................          1,283,720                 5.96%
14 Office Drive Park, Suite 1
Palm Coast, FL 32137

Jalcanto, Ltd. ............................          1,267,500(3)              5.88%
C/O Wychwood Trust Ltd.
1 Castle St
Castletown
Isle of Man, British Isles

Michael H. Burney .........................            549,127(4)              2.58%
9 Commercial Blvd., Suite 200
Novato, CA 94949

Fred R. Hammett ...........................            155,000(5)                 *
9 Commercial Blvd., Suite 200
Novato, CA 94949

Miles L. Scott ............................            166,667(6)                 *
9 Commercial Blvd., Suite 200
Novato, CA 94949

Lawrence J. Matteson ......................            250,000(7)              1.20%
9 Commercial Blvd., Suite 200
Novato, CA 94949

Steven F. Tripp ...........................            320,710(8)              1.54%
9 Commercial Blvd., Suite 200
Novato, CA 94949

All directors and officers as a group
(6 persons) ...............................          3,384,167                12.37%

*    Represents less than 1%

(1) Includes 2,400,156 shares beneficially owned subject to conversion of principal and interest of convertible notes held by Argyle Capital Management Corporation, of which Mr. Olins is President and over which Mr. Olins exercises voting control. Also includes 25,000 shares subject to outstanding stock options held by Mr. Olins that are exercisable as of December 31, 2000.

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

(4) Includes 500,000 shares subject to options exercisable as of December 31, 2000.

(5) Includes 155,000 shares subject to options exercisable as of December 31, 2000.

(6) Includes 166,667 shares subject to options exercisable as of December 31, 2000.

(7) Includes 250,000 shares subject to options exercisable as of December 31, 2000.

(8) Includes 165,353 shares beneficially owned subject to conversion of principal and interest of convertible notes held by Steven F. Tripp, a Director of the Company. Also includes 12,500 shares subject to outstanding stock options held by Mr. Tripp that are exercisable as of December 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In various transactions in 1998 Argyle Capital Management Corporation, a company affiliated with Robert Olins, a Director, Acting Chief Executive Officer, Secretary and Treasurer of the Company, purchased convertible notes of the Company in the outstanding principal amount of $1,188,000. These convertible notes accrue interest at 6% and are convertible at $0.50 per share. These notes were originally due on December 31, 1999 and have been extended until June 30, 2001 on the same terms.

        In December 1999, the Company issued warrants to purchase 821,429 shares of common stock in conjunction with the issuance of $2,875,000 of convertible notes to a group of investors associated with Steven F. Tripp, a Director of the Company. These convertible notes bear an interest rate of 6%, were originally all convertible into common stock at $3.50 per share, and are due on June 30, 2001. The Company received the first installment of $1,437,500 in December 1999. The second installment of $1,437,500 was to be received upon the achievement of certain performance targets. It was received in November 2000, prior to reaching these performance requirements, in exchange for reducing the conversion price of the second installment from $3.50 to $2.25.


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
               3.1*      Amended and Restated Certificate of Incorporation

               3.2*      Bylaws

               10.1*     1991 Employee Stock Option Plan and Form of Stock
                         Option Agreement thereunder

               10.2* 1993 Nonstatutory Employee Stock Option Plan and Form of Stock Option Agreement thereunder

               10.3*     1993 Nonstatutory Directors Stock Option Plan

               10.4*     1999 Stock Option Plan

             EXHIBIT #                      DESCRIPTION
             ---------                      -----------
               10.9*     Form of Convertible Secured Loan Agreement, dated as of
                         December 1, 1999, between SpatiaLight, and the
                         twenty-two lenders listed on Exhibit A to such form

               10.10*    Form of Security Agreement, dated as of December 1,
                         1999, between SpatiaLight, and the twenty-two lenders listed on Schedule A to such form

               10.11*    Form of Registration Rights Agreement, dated as of
                         December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A to such form

               10.12*    Form of Agreement and Warrant to Purchase Common
                         Shares, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on the Exhibit A of Convertible Secured Loan Agreement

               10.13*    Form of Convertible Secured Note, dated as of December
                         1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A of the Convertible Secured
                         Loan Agreement

               10.14*    Standard Office Lease, dated February 22, 1999, between
                         Dennis A. and Susan Johann Gilardi and SpatiaLight,
                         Inc.

               10.17*    Employment Agreement between the Company and Miles L.
                         Scott dated December 31, 1999

               10.18     Settlement Agreement between the Company and Michael
                         Burney dated August 23, 2000

               24.1* Power of Attorney (included in the Signature Page contained in Part II of the Registration Statement)

*    Previously filed.


                         Reports on form 8-K:

                         None

        In accordance with section 13 or 15(d) with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2000.

                     SPATIALIGHT, INC.

                     By:               /s/ ROBERT A. OLINS
                           -----------------------------------------------------
                           Robert A. Olins
                           Acting Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        SIGNATURE                                      TITLE                             DATE
        ---------                                      -----                             ----

/s/LAWRENCE J. MATTESON               Director
------------------------------
Lawrence J. Matteson


/s/ROBERT A. OLINS                    Director, Acting Chief Executive Officer,
------------------------------        Treasurer, Secretary
Robert A. Olins                       (Principal Executive, Financial
                                      & Accounting Officer)


/s/STEVEN F. TRIPP                    Director
------------------------------
Steven F. Tripp