Form 10QSB
period 2001-03-31
SPATIALIGHT INC
filed 2001-05-11
CIK 881468

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
________________________________________________________________________________
                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

             For the quarterly period ended March 31, 2001

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from ______________  to ______________

                        Commission File Number 000-19828

                                SPATIALIGHT, INC.
        (Exact name of small business issuer as specified in its charter)


                New York                             16-1363082
     ---------------------------------     ---------------------------------
      (State or other jurisdiction of      (IRS Employer Identification No.)
      Incorporation or organization)


                 9 Commercial Blvd., Suite 200, Novato, CA 94949
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (415) 883-1693
                           ---------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,425,370 shares of common stock as of May 10, 2001.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                        SPATIALIGHT, INC. AND SUBSIDIARY

                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2001


                                Table of Contents

PART I                     FINANCIAL INFORMATION


         Item 1.           Condensed Consolidated Financial Statements (unaudited)

                           Condensed Consolidated Balance Sheets dated
                           March 31, 2001 and December 31, 2000......................................3

                           Condensed Consolidated Statements of Operations
                           for the Three Months Ended March 31, 2001 and 2000........................4

                           Condensed Consolidated Statements of Cash Flows
                           for the Three Months Ended March 31, 2001 and 2000........................5

                           Notes to Condensed Consolidated Financial Statements......................6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations..........................8

PART II                    OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K..........................................17


PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (unaudited)


SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                          March 31,        December 31,
                                                                            2001               2000
                                                                      ---------------- ------------------
ASSETS

Current assets
  Cash and cash equivalents                                               $    46,266      $   1,035,957
  Accounts receivable                                                             875              2,500
  Other current assets                                                        199,372            159,534
                                                                      ---------------- ------------------
        Total current assets                                                  246,513          1,197,991

Property and equipment, net                                                   592,912            570,585
Other assets                                                                   54,456             31,954
                                                                      ---------------- ------------------

               Total assets                                               $   893,881      $   1,800,530
                                                                      ================ ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                        $   332,925      $     347,104
  Convertible notes and accrued interest                                    2,842,785          2,742,925
  Accrued expenses and other current liabilities                              104,239            169,196
                                                                      ---------------- ------------------
        Total current liabilities                                           3,279,949          3,259,225

Noncurrent liabilities
  Long term capital lease obligations                                           3,055              4,483
                                                                      ---------------- ------------------

               Total liabilities                                            3,283,004          3,263,708

Commitments and contigencies

Stockholders' deficit:
  Common stock, $.01 par value:
     40,000,000 shares authorized;
    20,843,025 and 20,273,229 shares issued and outstanding
    as of March 31, 2001 and December 31, 2000 respectively                   208,403            202,732
Additional paid-in capital                                                 28,694,002         28,152,272
Accumulated deficit                                                       (31,291,555)       (29,818,182)
                                                                      ---------------- ------------------
        Total stockholders' deficit                                        (2,389,123)        (1,463,178)
                                                                      ---------------- ------------------

Total liabilities and stockholders' deficit                               $   893,881      $   1,800,530
                                                                      ================ ==================




See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       2001                      2000
                                                                  --------------              --------------

Revenues                                                          $            -              $       38,400

Cost of revenues
                                                                               -                       7,125
                                                                  --------------              --------------
Gross profits
                                                                               -                      31,275

General and administrative expenses:
          General and administrative expenses                            639,423                     479,205
          Stock-based general and administrative expenses                 49,360                      15,000
                                                                  --------------              --------------
              Total general and administrative expenses                  688,783                     494,205

  Research and development expenses                                      603,802                     808,824
                                                                  --------------              --------------
              Total operating expenses                                 1,292,585                   1,303,029
                                                                  --------------              --------------
              Operating loss                                          (1,292,585)                 (1,271,754)

Other income (expense):

  Interest expense:
          Interest expense                                              (64,065)                    (22,820)
          Stock-based interest expense                                 (118,431)                   (317,913)
                                                                  --------------              --------------
              Total interest  expense                                  (182,496)                   (340,733)

  Interest income                                                          5,558                      24,547
                                                                  --------------              --------------
              Total other income (expense)                             (176,938)                   (316,186)

  Loss from operations before income taxes                           (1,469,523)                 (1,587,940)

Income tax expense                                                         3,850                         800
                                                                  --------------              --------------
               Net loss                                              (1,473,373)                 (1,588,740)

Incentive warrants issued                                                      -
                                                                                                   (606,303)
                                                                  --------------              --------------
Net loss available to common shareholders                         $  (1,473,373)              $  (2,195,043)
                                                                  ==============              ==============
Net loss per share available to common shareholders -             $       (0.07)              $       (0.13)
basic and diluted                                                 ==============              ==============


Weighted average shares used in computing net loss per share -       20,541,528                  17,432,911
basic and diluted                                                 ==============              ==============




See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                        Three Months Ended
                                                                                                             March 31,

                                                                                                   2001                     2000
                                                                                                   ----                     -----

Cash flows from operating activities:

Net loss                                                                                      $ (1,473,373)            $ (1,588,740)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                                     58,566                   45,532
  Stock-based general and administrative expense                                                    49,360                   15,000
  Stock-based interest expense                                                                     118,431                  317,913
  Changes in operating assets and liabilities:
     Accounts receivable                                                                             1,625                  (23,636)
     Inventories                                                                                         -                        -
     Other assets                                                                                  (62,340)                  17,467
     Accounts payable                                                                              (14,179)                 194,890
     Accrued expenses and other current liabilities                                                 36,807                 (304,726)
                                                                                                -----------              -----------

                                             Net cash used by operating activities              (1,285,103)              (1,326,300)

Cash flows from investing activities:
  Purchase of property and equipment                                                               (80,893)                (212,982)
                                                                                                -----------              -----------

                                             Net cash used in investing activities                 (80,893)                (212,982)
                                                                                                -----------              -----------
Cash flows from financing actitivies:
  Payments on capital lease obligations                                                             (1,195)                  (7,823)
  Proceeds from exercise of warrants and options                                                   377,500                4,328,792
                                                                                                -----------              -----------

                                         Net cash provided by financing activities                 376,305                4,320,969

Net increase (decrease) in cash                                                                   (989,691)               2,781,687

Cash at beginning of period                                                                      1,035,957                1,236,609
                                                                                                -----------              -----------
Cash at end of period                                                                         $     46,266             $  4,018,296
                                                                                                ===========              ===========
Supplemental disclosure of cash flow information:

  Income taxes paid during the period                                                         $      3,850                 $606,303
                                                                                                -----------              -----------
  Interest paid during the period                                                             $        411             $    100,503
                                                                                                -----------              -----------
Non cash financing activities:
  Common stock issued upon conversion of notes and interest                                   $     69,425             $          -
  Warrants issued to incent the exercise of certain warrants                                  $          -             $    606,303

See accompanying notes to consolidated financial statements.

                        SPATIALIGHT, INC. AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.       Business Description

SpatiaLight, Inc. (SpatiaLight or the Company) and its subsidiary SpatiaLight of California, Inc. (SOC) are in the business of designing high-resolution microdisplays, which measure 3/4 inch in diagonal and basically consist of liquid crystals and a glass cover on top of a silicon chip. These displays are also known as and commonly referred to as Liquid Crystal Displays (LCD), Active Matrix Liquid Crystal Displays (AMLCD), Liquid Crystal on Silicon (LCOS), and Spatial Light Modulators (SLM). These displays are designed in a manner that can provide high-resolution images suitable for applications such as computer monitors, high definition television, video projectors and other applications while utilizing the existing manufacturing processes of typical silicon and liquid crystal displays to obtain economies of scale and thereby reduce costs. To date, the Company has only sold sample quantities of its displays to customers who are evaluating the displays for use in their products.

The Company has identified a number of potential applications and markets for products, which can utilize its display technology. Some of these applications include: large-screen rear-projection television systems, in both standard television format ("NTSC") and High Definition Television ("HDTV") formats; large-screen rear-projection computer monitors in a variety of resolutions; video projectors for presentations; head-mounted displays which are used for virtual reality systems, defense, aerospace and gaming applications; and other potential applications such as point of purchase displays, optical computing, data storage and holographic imaging systems.

The Company's principal executive offices are located in Novato, California. The Company was organized under the laws of the State of New York in 1989.

2.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2000.

3.       Liquidity

The Company's operations are constrained by an insufficient amount of working capital. The Company continues to experience negative cash flows and net operating losses. The Company's operations in recent months have been funded by the exercise of warrants and the issuance of convertible securities, which are secured by substantially all the assets of the Company. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $1,473,373 in the three months ended March 31, 2001. Additionally, as of March 31, 2001, the Company's accumulated deficit totaled $31,291,555. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations are dependent upon future events. These events include obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.       Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the three months ended March 31, 2001 and 2000 respectively, are options and warrants to acquire 5,174,812 and 7,630,312 shares of common stock, and 3,425,603 and 2,786,714 common share equivalents relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of March 31, 2001 for the options, warrants and common share equivalents is $2.30, $3.11, and $1.19, respectively.

5.       Convertible Notes

Convertible notes at March 31, 2001 consist of the following:

A note from Argyle Capital Management Corporation, a company affiliated with Robert Olins, a Director, Acting Chief Executive Officer, Secretary and Treasurer of the Company. The outstanding principal as of March 31, 2001 is $1,188,000. The note accrues interest at 6% and is due on June 30, 2001. The principal and interest is convertible into the Company's common stock at $.50 per share. As of March 31, 2001, all interest has been converted to stock and stock-based interest expense was recorded due to the beneficial conversion feature of the underlying notes. The notes are secured by substantially all the assets of the Company.

Convertible notes totaling $1,654,785, net of a discount of $1,366,597, and inclusive of accrued interest, issued to a group of investors associated with Steven F. Tripp, a Director of the Company. The notes accrue interest at 6%, and are due June 30, 2001. Of the total amount of the notes, $1,437,500 are convertible at $3.50 per share; the remaining $1,437,500 are convertible at $2.25 per share.

6.       Issuance of Securities

During the first quarter of 2001 the Company issued 510,000 shares of common stock upon the exercise of employee stock options. Total cash received was $377,500. In addition, 59,796 shares were issued upon the conversion of accrued interest of $121,569 under certain convertible notes, which includes additional deemed interest of $90,671 due to beneficial conversion features of the underlying notes.

7.       Segment Information

The Company's chief operating decision-maker, the Chief Executive Officer (CEO), reviews the Company's financial information as a single "operating segment" to make decisions about the Company's performance and resource allocation. Therefore the Company has determined that it operates in a single business segment. The Company's revenues for 2000 consisted of sales of prototypes.

The Company sells to a small number of customers.

8.       Subsequent Event

In April 2001, the Company raised $1,062,500 in cash and short-term notes receivable in a private offering of 607, 143 shares to existing investors affiliated with one of the Company's Directors. Of this amount approximately $551,000 was received in cash, with the balance due from the investors under full recourse notes. Principal on the notes is due in eleven monthly payments, and accrues interest of 6%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "interests," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Item, 2 and those discussed in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 2001, and the results of operations for the Company for the three March 31, 2001. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

GENERAL

Our operations are constrained by an insufficient amount of working capital, and we continue to experience negative cash flows and net operating expenses. Our operations in recent months have been funded by the exercise of warrants, exercise of employee stock options and by the issuance of a series of convertible securities. We are continuing our efforts to locate sources of additional financing but there can be no assurance that additional financing will be available. Our auditors have included a paragraph in their report on the audited financial statements as of the year ended December 31, 2000, indicating that substantial doubt exists as to our ability to continue as a going concern.

During fiscal 2001, we intend to meet our working capital and other cash requirements with cash derived from the exercise of warrants held by existing investors affiliated with two of our Directors, and from the sale of common shares in one or more private placements to accredited investors. There can be no assurance that such private placement(s) will be completed or that such warrant exercise will occur. In April 2001, we raised $1,062,500 in a private offering of 607,143 shares to existing investors affiliated with one of our Directors. Of this amount approximately $551,000 was received in cash with the balance due from the investors under full recourse notes. Principal on the notes is due in eleven monthly payments, and accrues interest of 6%.

Our continued existence is dependent upon our ability to successfully develop, market and sell our products.

OVERVIEW

SpatiaLight is developing and commercializing a miniature, high-resolution active matrix liquid crystal display. Our display is designed to be a component in high-resolution, projected display systems, which may be produced at lower costs than current or anticipated projection systems. We have produced development kits, which have been made available to potential customers. Potential applications of this technology include projection computer monitors and televisions; head mounted displays, optical computing, and holographic imaging and other display applications. We have made only limited sales to date, and there can be no assurance that we will ever be able to commercialize our technology.

LIQUIDITY AND CAPITAL RESOURCES

Most of our revenues to date have been derived from sales of our prototypes and developer kits. Although we are producing prototype displays in anticipation of mass production, we have not yet completed our goal of mass production. Delays in development may result in the introduction of products later than anticipated, which may have an adverse effect on both our financial and competitive position. Moreover, we may never be successful in developing or manufacturing a commercially viable display and in addition, we may never be able to manufacture adequate quantities of our displays at commercially acceptable cost levels or on a timely basis.

As of March 31, 2001, we had approximately $46,000 in cash and cash equivalents, and our net working capital at March 31, 2001 was approximately a negative of $3,000,000.

Net cash used by operating activities totaled approximately $1,285,000 and $1,330,000 for the three months ended March 31, 2001 and 2000, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the three months ended March 31, 2001 was approximately $380,000 as compared to approximately $4,300,000 for the three months ended March 31, 2000. Cash was provided primarily from proceeds from the exercise of warrants and options to purchase our common stock.

As of March 31, 2001, we had an accumulated deficit of approximately $31,000,000. We have realized significant losses in the past and we expect that these losses will continue at least through 2001. It is likely that we will have quarterly and annual losses in 2001 and beyond. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the foreseeable future. Consequently, we may continue to operate at a loss for the foreseeable future and there can be no assurance that our business will operate on a profitable basis or will be able to continue as a going concern.

RESULTS OF OPERATIONS

Revenues. Total revenues were $0 for the three months ended March 31, 2001, and $38,400 for the three months ended March 31, 2000. Revenues in 2000 were the result of sales of our display developer kits. Revenue from the sales of prototypes is not indicative of the revenue we expect to realize on sales of our displays produced in quantity. Prototypes have a higher unit price than mass produced displays, as they are custom made and require additional parts that are not required for displays sold in quantity.

Cost of Revenues. Cost of revenues represents product costs associated with the production of display prototypes. Cost of revenues for prototypes was $0 for the three months ended March 31, 2001, and $7,125 for the three months ended March 31, 2000. Gross margins associated with sales are not indicative of the gross margins that we expect to realize on sales of units produced in quantity. Prototypes and developer kits have a higher unit price than mass-produced units due to the time and effort spent with customers.

General and administrative costs. General and administrative costs were approximately $640,000 and $480,000 in the three months ended March 31, 2001 and 2000, respectively. These increases were due primarily to increases in employment and office expenses.

Stock-based general and administrative costs. Stock-based general and administrative expenses were approximately $50,000 and $15,000 in the three months ended March 31, 2001 and 2000, respectively. The amounts incurred relate to the valuation of common stock, stock options, and options issued in exchange for services and other consideration. The amount incurred in 2001 relates to the cost associated with the extension of the exercise period of certain employee stock options. The amount incurred in 2000 relates to stock issued as payment for consulting services.

Research and development costs. Research and development costs were approximately $600,000 and $810,000 in the three months ended March 31, 2001 and 2000, respectively. This decrease was due to a more focused approach in designing our product, resulting in reduced fabrication costs.

Interest income. Interest income for the three months ended March 31, 2001 and 2000 was approximately $6,000 and $25,000, respectively. The decrease is consistent with lower cash balances in the first quarter of 2001.

Interest expense. Interest expense for the three months ended March 31, 2001 and 2000 was approximately $64,000 and $23,000, respectively. The increase is consistent with the higher note balances in 2001.

Stock-based interest expense. Stock-based interest expense for the three months ended March 31, 2001 and 2000 was approximately $118,000 and $320,000, respectively. The amounts incurred in 2001 relate to the amortization of the discount associated with certain convertible notes and amounts associated with the beneficial conversion feature of interest on certain notes. Amounts incurred in 2000 relate to the beneficial conversion feature on interest on certain convertible notes.

BUSINESS RISKS AND UNCERTAINTIES

IF WE ARE UNABLE TO OBTAIN FURTHER FUNDING, OUR ABILITY TO OPERATE COULD SUFFER

In the event that we are unable to obtain further funding, or the costs of development and operations prove greater than anticipated, we may be required to curtail our operations or seek alternative financing arrangements. Additional financing may not be available to us on favorable terms or at all. If we have insufficient funds or are unable to raise additional funds, we may be required to delay, reduce or cease certain of our programs. This would materially and adversely affect our business. Our auditors have included an uncertainty paragraph in their opinion in the Form 10KSB on our financial statements stating that substantial doubt exists about our ability to continue as a going concern. Also, refer to Management's Discussion of Financial Condition and Results of Operations.

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

WE ARE INCURRING SUBSTANTIAL RESEARCH AND DEVELOPMENT COSTS.

We currently have fourteen engineers based in California working on prototype microdisplays. This staffing creates significant research and development costs that may not be recouped. We have sold our current prototypes to a number of companies that have indicated they may be willing to incorporate them into products if they could buy such displays in volume. As we begin the process of working with third parties to manufacture our designs in volume, we are continuing to use our engineers to develop subsequent generations of our microdisplays. As a result, our overhead is expected to increase.

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

WE DO NOT HAVE LONG-TERM PURCHASE COMMITMENTS FROM OUR PROSPECTIVE CUSTOMERS.

Our prospective customers have not yet provided us with firm or long-term volume purchase commitments. Although we have begun to negotiate with our prospective customers, we currently do not have any contracts with customers. Because we have no firm, long-term volume purchase commitments we do not have clear order lead times or basis for inventory allocations. In addition, our prospective customers can cancel purchase commitments or reduce or delay orders at any time. The cancellation, delay, or reduction of customer commitments could result in our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. Our sales to customers in the electronics industry, which is subject to severe competitive pressures, rapid technological change, and product obsolescence, increases our inventory and overhead risks.

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

      o match our design and manufacturing capacity with customer demand and maintain satisfactory delivery schedules;

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

Our competitive position could suffer if one or more of our prospective customers decides to design and manufacture their own display modules, to contract with our competitors, or to use alternative technologies. In addition, our prospective customers typically develop a second source. Second source suppliers may win an increasing share of a program. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

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

WE MUST FINANCE THE GROWTH OF OUR BUSINESS AND THE DEVELOPMENT OF NEW PRODUCTS.

To remain competitive, we must continue to make significant investments in research and development, equipment and facilities. Our failure to obtain financing or generate sales to offset our costs would adversely affect our ability to continue operating.

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

WE DEPEND ON KEY PERSONNEL.

Our development and operations depend substantially on the efforts and abilities of our senior management and technical personnel. The competition for qualified management and technical personnel is intense. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse affect on us. Our success depends on our ability to attract and retain highly qualified scientific, marketing, manufacturing, financial and other key management personnel. We face competition for such personnel and there can be no assurance that we will be able to attract or retain such personnel.

WE MUST PROTECT OUR INTELLECTUAL PROPERTY.

We believe that our success depends in part on protecting our proprietary technology. Third parties could claim that we are infringing on their patents or other intellectual property rights. In the event that a third party alleges that we are infringing on its rights, we may not be able to obtain licenses on commercially reasonable terms from that third party, if at all, or that third party may commence litigation against us. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect us.

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


PART II.      OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K

Exhibits:

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Date: May 11, 2001
                                             ----------------------------

                                       SpatiaLight, Inc.



                                       By: /s/ ROBERT A. OLINS
                                           ----------------------------
                                           Robert A. Olins
                                           Acting Chief Executive Officer
                                           (Principal Executive, Financial
                                           and Accounting Officer)