Form 10QSB
period 2001-06-30
SPATIALIGHT INC
filed 2001-08-14
CIK 881468

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,527,503 shares of common stock as of August 8, 2001.

         Transitional Small Business Disclosure Format (check one):
Yes [  ]     No [X]

                        SPATIALIGHT, INC. AND SUBSIDIARY

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2001


                                Table of Contents
                                -----------------

PART I                     FINANCIAL INFORMATION

         Item 1.           Condensed Consolidated Financial Statements (unaudited)

                           Condensed Consolidated Balance Sheets dated
                           June 30, 2001 and December 31, 2000.......................................3

                           Condensed Consolidated Statements of Operations
                           for the Three months and Six months
                           Ended June 30, 2001 and 2000..............................................4

                           Condensed Consolidated Statements of Cash Flows
                           for the Three months and Six months
                           Ended June 30, 2001 and 2000..............................................5

                           Notes to Condensed Consolidated Financial Statements......................6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations..........................9

PART II                    OTHER INFORMATION

         Item 2.           Changes in Securities and Use of Proceeds.................................19

         Item 4.           Submission of Matters to a Vote of Security Holders.......................19

         Item 6.           Exhibits and Reports on Form 8-K..........................................20

PART I.     FINANCIAL INFORMATION
Item. 1.    Condensed Consolidated Financial Statements (unaudited)


SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                          June 30,               December 31,
                                                                            2001                     2000
                                                                      ------------------        ----------------

ASSETS

Current assets
   Cash and cash equivalents                                               $     20,967          $    1,035,957
   Accounts receivable                                                                -                   2,500
   Other current assets                                                         209,575                 159,534
                                                                      ------------------        ----------------
      Total current assets                                                      230,542               1,197,991

Property and equipment, net                                                     532,451                 570,585
Other assets                                                                     47,956                  31,954
                                                                      ------------------        ----------------

      Total assets                                                         $    810,949          $    1,800,530
                                                                      ==================        ================

LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current liabilities
   Accounts payable                                                        $    392,301               $ 347,104
   Short term convertible notes                                                 253,328               2,742,925
   Accrued expenses and other current liabilities                               194,628                 169,196
                                                                      ------------------        ----------------
      Total current liabilities                                                 840,257               3,259,225

Noncurrent liabilities
    Convertible notes                                                         2,267,387                       -
    Long term capital lease obligations                                           1,561                   4,483
                                                                      ------------------        ----------------
      Total liabilities                                                       3,109,205               3,263,708

Commitments and contingencies

Stockholders' deficit Common stock, $.01 par value:
      40,000,000 shares authorized; issued and
      outstanding  23,420,434 at June 30, 2001
      and 20,273,229 at December 31, 2000                                       234,204                 202,732
Additional paid-in capital                                                   36,313,376              28,152,272
Notes receivable for stock                                                     (403,125)                      -
Stock subscription receivable                                                (3,130,006)                      -
Accumulated deficit                                                         (35,312,705)            (29,818,182)
                                                                      ------------------        ----------------
      Total stockholders' deficit                                            (2,298,256)             (1,463,178)

Total liabilities and stockholders' deficit                                $    810,949          $    1,800,530
                                                                      ==================        ================

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                  Three Months Ended                  Six Months Ended
                                                                      June 30,                             June 30,
                                                                2001             2000               2001              2000
                                                           ------------      ------------       -----------      ------------


Revenues                                                   $    10,000       $    16,710        $    10,000      $     55,110

Cost of revenues                                                 1,000             7,500              1,000            14,625
                                                           ------------      ------------       -----------      ------------
          Gross profits                                          9,000             9,210              9,000            40,485

General and administrative expenses:
   General and administrative expenses                         785,274           889,703          1,424,697         1,369,707
   Stock-based general and administrative expenses           1,724,024                 -          1,773,384            15,000
                                                           ------------      ------------       -----------      ------------
          Total general and administrative expenses          2,509,298           889,703          3,198,081         1,384,707

   Research and development expenses                           593,149           871,536          1,196,950         1,680,360
                                                           ------------      ------------       -----------      ------------

          Total operating expenses                           3,102,447         1,761,239          4,395,031         3,065,067
                                                           ------------      ------------       -----------      ------------

          Operating loss                                    (3,093,447)       (1,752,029)        (4,386,031)       (3,024,582)
                                                           ------------      ------------       -----------      ------------
Other income (expenses):

  Interest expense:
          Interest expense                                     (67,629)          (41,264)          (131,694)          (82,102)
          Stock-based interest expense                        (863,536)         (225,225)          (981,967)         (525,121)
                                                           ------------      ------------       -----------      ------------
            Total interest expense                            (931,165)         (266,489)        (1,113,661)         (607,223)

   Interest income                                               5,063            34,256             10,620            58,802
                                                           ------------      ------------       -----------      ------------

          Total other income (expenses)                       (926,102)         (232,233)        (1,103,041)         (548,421)
                                                           ------------      ------------       -----------      ------------

   Loss from operations before income taxes                 (4,019,549)       (1,984,262)        (5,489,072)       (3,573,003)

Income tax expense                                               1,600             1,600              5,450             1,600

          Net loss                                         $(4,021,149)      $(1,985,862)        (5,494,522)       (3,574,603)
                                                           ------------      ------------       -----------      ------------

Incentive warrants issued                                            -                 -                  -          (606,303)

Net loss available to common shareholders                  $(4,021,149)      $(1,985,862)       $(5,494,522)     $ (4,180,906)
                                                           ============      ============       ===========      ============
Net loss per share available to common
   shareholders- basic and diluted                         $     (0.19)      $     (0.12)       $     (0.26)     $      (0.23)
                                                           ============      ============       ===========      ============
Weighted average shares used in computing
 net loss per share- basic and diluted                      21,003,692        17,340,910         20,772,610        18,225,310
                                                           ============      ============       ===========      ============


See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                          Six Months Ended
                                                                                             June 30,
                                                                                 2001                        2000
                                                                          -----------------           ----------------
Cash flows from operating activities:
Net loss                                                                  $     (5,494,522)           $    (3,574,603)
Adjustments to reconcile net loss to net cash used by
  operating activities:
   Depreciation and amortization                                                   134,165                     95,445
   Stock-based general and administrative expense                                1,773,384                     15,000
   Stock-based interest expense                                                    981,967                    525,121
   Changes in operating assets and liabilities:
      Accounts receivable                                                            2,500                    (24,621)
      Inventories                                                                        -                    (28,427)
      Other current assets                                                         (50,041)                  (170,118)
      Accounts payable                                                              45,197                      8,437
      Accrued expenses and other current liabilities                               134,348                    (67,690)
      Other assets                                                                 (16,002)                   (32,101)
                                                                          -----------------           ----------------
               Net cash used in operating activities                            (2,489,004)                (3,253,557)

Cash flows from investing activities:
   Purchase of property and equipment                                              (96,031)                  (288,730)
                                                                          -----------------           ----------------

               Net cash used in investing activities                               (96,031)                  (288,730)

Cash flows from financing activities:
   Payments on capital lease obligations                                            (2,446)                   (13,575)
   Proceeds from issuance of convertible notes                                     250,000                          -
   Proceeds from sale of stock                                                     275,963
   Proceeds from exercise of warrants and options                                1,046,528                  4,961,221
                                                                          -----------------           ----------------
           Net cash provided by financing activities                             1,570,045                  4,947,646

Net (decrease) increase cash equivalents                                        (1,014,990)                 1,405,359
                                                                          -----------------           ----------------
Cash at beginning of period                                                      1,035,957                  1,236,609

Cash at end of period                                                     $         20,967            $     2,641,968
                                                                          =================           ================

Supplemental disclosure of cash flow information:
   Income taxes paid during the period                                    $          5,450            $         1,600
   Interest paid during the period                                        $         67,629            $        46,067

Non cash financing activities:
   Warrants issued to induce the exercise of certain warrants             $              -            $       606,303
   Exercise of warrants in exchange for notes receivable                  $        403,125            $             -
   Discount on convertible notes due to beneficial
     conversion feature                                                   $      1,443,000            $             -
   Sale of stock for stock subscription                                   $      3,130,007            $             -
   Common stock issued upon conversion of interest                        $         69,425            $             -


See accompanying notes to condensed consolidated financial statements

                        SPATIALIGHT, INC. AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.       Business Description

SpatiaLight, Inc. (SpatiaLight or the Company) and its subsidiary SpatiaLight of California, Inc. (SOC) are in the business of designing high-resolution microdisplays, which measure 3/4 inch in diagonal and basically consist of liquid crystals and a glass cover on top of a silicon chip. These displays are also known as and are commonly referred to as Liquid Crystal Displays (LCD), Active Matrix Liquid Crystal Displays (AMLCD), Liquid Crystal on Silicon (LCOS), and Spatial Light Modulators (SLM). These displays are designed in a manner that can provide high-resolution images suitable for applications such as computer monitors, high definition television, video projectors and other applications while utilizing the existing manufacturing processes of typical silicon and liquid crystal displays to obtain economies of scale and thereby reduce costs. To date, the Company has only sold sample quantities of its displays to customers who are evaluating the displays for use in their products.

The Company has identified a number of potential applications and markets for products, which can utilize its display technology. Some of these applications include: large-screen rear-projection television systems, in both standard television format ("NTSC") and High Definition Television ("HDTV") formats; large-screen rear-projection computer monitors in a variety of resolutions; video projectors for presentations; head-mounted displays which are used for virtual reality systems, defense, aerospace and gaming applications; and other potential applications such as point of purchase displays, optical computing, and data storage.

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

3.       Liquidity

The Company's operations are constrained by an insufficient amount of working capital. The Company continues to experience negative cash flows and net operating losses. The Company's operations in recent months have been funded by the exercise of warrants and the issuance of convertible securities, which are secured by substantially all the assets of the Company. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern. Further, the Company's auditors included a paragraph in their report on the audited financial statements as of the year ended December 31, 2000, indicating that substantial doubt exists as to the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $5,494,522 in the six months ended June 30, 2001. Of this amount, approximately $2,800,000 was non-cash stock-based expenses. Additionally, as of June 30, 2001, the Company's accumulated deficit totaled $35,312,705. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations are dependent upon future events. These events include obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.       Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. Excluded from weighted average shares outstanding for the three months and six months ended June 30, 2001 are 2,253,410 shares of common stock issued but held in escrow in connection with the private stock purchase agreements and warrant installment notes (see note 6). Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the six months ended June 30, 2001 and 2000 respectively, are options and warrants to acquire 8,105,812 and 6,304,812 shares of common stock, and 3,568,460 and 2,786,714 common share equivalents relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of June 30, 2001 for the options, warrants and common share equivalents is $3.30, $3.11, and $1.21, respectively.

5.       Convertible Notes

Convertible notes at June 30, 2001 consist of the following:

A note from Argyle Capital Management Corporation, a company affiliated with Robert A. Olins, a Director, Chief Executive Officer, Secretary and Treasurer of the Company. The outstanding principal as of June 30, 2001 is $1,188,000, and accrues interest at 6%. On May 23, 2001 the due date was extended until December 31, 2002, and as a result a discount of $1,188,000 was recorded as additional paid-in capital due to the beneficial conversion feature at the date of extension. The principal and interest is convertible into the Company's common stock at $.50 per share. At June 30, 2001 stock-based interest expense of approximately $60,000 was recorded due to the beneficial conversion feature of the underlying notes. The note is secured by substantially all the assets of the Company.

Convertible notes totaling $2,504,369 inclusive of accrued interest and net of a discount of $817,160, issued to a group of investors associated with Steven F. Tripp, a Director of the Company. The notes accrue interest at 6%, and on June 15, 2001 were extended until December 31, 2002. Of the $817,160 discount, $255,000 was recorded as additional paid-in capital due to the beneficial conversion feature on the date of extension. Of the total amount of the notes, $1,437,500 is convertible at $3.50 per share; the remaining $1,437,500 is convertible at $2.25 per share.

A convertible note for $250,000, issued to a shareholder. The note accrues interest at 6% and is due on December 31, 2001. The note is convertible at $1.75 per share.

6.       Issuance of Securities

During the second quarter of 2001, the Company issued 24,000 shares of common stock upon the exercise of employee stock options. Total cash received was $9,655.

On May 15, 2001, the Company sold 600,000 shares of stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $262,500. The balance of $787,500 will be paid in three equal quarterly installments of $262,500. An escrow agent is holding the certificates for the shares being purchased until all three installments have been paid in full.

On May 15, 2001, the Company sold 1,346,268 shares of stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $13,462. The balance of $2,342,507 will be paid in four equal quarterly installments of $585,626. An escrow agent is holding the certificates for the shares being purchased until all four installments have been paid in full.

On April 18, 2001 the Company issued warrants to purchase 607,142 shares of common stock at an exercise price of $1.75 to a group of investors associated with Steven F. Tripp, a Director of the Company. The warrants were issued in exchange for the warrant holders' offer to assist the Company by augmenting its working capital through the purchase of common shares. The warrants were valued at $68,852 using the Black-Scholes Option Pricing Model and the following assumptions: stock price $1.75, historical volatility 114%, risk free rate 6%, a dividend yield of zero, and a contractual term of 7 days. The value of these incentive warrants is reflected in the statement of operations as a component of stock-based general and administrative expense.

During the seven days following their issuance, the warrants referred to above were exercised. Total proceeds were $1,062,500. Of this amount cash totaling $525,000 was received in exchange for the issuance of 300,000 shares of common stock. The remaining 307,142 warrants were exercised under warrant installment notes totaling $492,708 with a payment of $44,792 made on the date of exercise. The notes are due in eleven equal monthly installments. Interest of 6% is due and payable on the maturity date. An escrow agent is holding all certificates for the shares issued under the warrant installment notes until the notes have been paid in full.

On October 18, 2000 the Company issued stock options to purchase 150,000 shares of common stock at an exercise price of $1.50 to Steven F. Tripp, a Director of the Company. The options were issued outside of the employee stock option plan. The options were issued in exchange for consulting services provided by Mr. Tripp and were ratified by the shareholders at the annual shareholders' meeting on June 8, 2001. The options were valued at $440,172 using the Black-Scholes Option Pricing Model and the following assumptions: stock price $3.12, historical volatility 100%, risk free rate 4.75%, a dividend yield of zero, and a contractual term of 10 years. The value of these options is reflected in the statement of operations as a component of stock-based general and administrative expense.

On October 18, 2000 the Company issued stock options to purchase 750,000 shares of common stock at an exercise price of $1.50 to Robert A. Olins, Chief Executive Officer. The options were issued outside of the employee stock option plan and were ratified by the shareholders at the annual shareholders' meeting on June 8, 2001. The intrinsic value of $1,215,000 was recorded in stock-based general and administrative expenses. The recording of that intrinsic value was required for financial statement reporting purposes because these stock options could only be valued as of the date of their approval by shareholders on June 8, 2001 rather than the date of their grant to Mr. Olins on October 18, 2000.

7.       Segment Information

The Company's chief operating decision-maker, the Chief Executive Officer (CEO), reviews the Company's financial information as a single "operating segment" to make decisions about the Company's performance and resource allocation. Therefore the Company has determined that it operates in a single business segment. The Company's revenues for 2001 consisted of sales of prototypes. There were no foreign sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Item, 2 and those discussed in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 2001, and the results of operations for the Company for the three months and six months ended June 30, 2001 and 2000. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

GENERAL

Our operations are constrained by an insufficient amount of working capital, and we continue to experience negative cash flows and net operating expenses. Our operations in recent months have been funded by the exercise of warrants and options, the issuance of convertible securities and the sales of common stock under private stock purchase agreements. We are continuing our efforts to locate sources of additional financing but there can be no assurance that additional financing will be available. Our auditors have included a paragraph in their report on the audited financial statements as of the year ended December 31, 2000, indicating that substantial doubt exists as to our ability to continue as a going concern.

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

Our continued existence is dependent upon our ability to successfully develop, market and sell our products. In May 2001 we entered into an agreement with Fuji Photo Optical Co., Ltd., for the manufacturing of light engines incorporating our proprietary SpatiaLight imagEngine(TM) LCOS microdisplays. Pursuant to the agreement Fuji Photo Optical Co., Ltd. will scale up their manufacturing capacity in order to produce a minimum of ten thousand (10,000) light engines per month incorporating the SpatiaLight imagEngine(TM) microdisplay.

OVERVIEW

SpatiaLight is developing and commercializing a miniature, high-resolution active matrix liquid crystal display. Our display is designed to be a component in high-resolution, projected display systems, which may be produced at lower costs than current or anticipated projection systems. We have produced development kits, which have been made available to potential customers. Potential applications of this technology include projection computer monitors and televisions; head mounted displays, and other display applications. We have made only limited sales to date, and there can be no assurance that we will ever be able to commercialize our technology.

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

As of June 30, 2001, we had approximately $21,000 in cash and cash equivalents, and our net working capital at June 30, 2001 was approximately a negative of $610,000.

Net cash used by operating activities totaled approximately $2,489,000 and $3,254,000 for the six months ended June 30, 2001 and 2000, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the six months ended June 30, 2001 was approximately $1,570,000 as compared to approximately $4,948,000 for the six months ended June 30, 2000. Cash was provided primarily from proceeds from the exercise of warrants and options to purchase our common stock and from the sales of common stock under private stock purchase agreements.

As of June 30, 2001, we had an accumulated deficit of approximately $35,300,000. We have realized significant losses in the past and we expect that these losses will continue at least through 2001. It is likely that we will have quarterly and annual losses in 2001 and beyond. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the foreseeable future. Consequently, we may continue to operate at a loss for the foreseeable future and there can be no assurance that our business will operate on a profitable basis or will be able to continue as a going concern.


RESULTS OF OPERATIONS

Revenues. Total revenues were $10,000 for the six and three months ended June 30, 2001. Total revenues were $55,110 for the six months ended June 30, 2000, and $16,710 for the three months ended June 30, 2000. Revenues in both years were the result of sales of our display developer kits. Revenue from the sales of prototypes is not indicative of the revenue we expect to realize on sales of our displays produced in quantity. Prototypes have a higher unit price than mass produced displays, as they are custom made and require additional parts that are not required for displays sold in quantity.

Cost of Revenues. Cost of revenues represents product costs associated with the production of display prototypes. Cost of revenues for prototypes was $ 1,000 for the six months and three months ended June 30, 2001, and $14,625 and $7,500 for the six and three months ended June 30, 2000, respectively. Gross margins associated with sales are not indicative of the gross margins that we expect to realize on sales of units produced in quantity. Prototypes and developer kits have a higher unit price than mass-produced units due to the time and effort spent with customer.

General and administrative costs. General and administrative costs were approximately $1,425,000 and $1,370,000 in the six months ended June 30, 2001 and 2000, respectively. General and administrative costs were approximately $785,000 and $890,000 in the three months ended June 30, 2001 and 2000, respectively. This decrease was due primarily to the cost associated with accrued severance payable in the second quarter of 2000.

Stock-based general and administrative costs. Stock-based general and administrative costs were approximately $1,773,000 and $1,724,000 in the six and three months ended June 30, 2001, respectively, and approximately $15,000 and $0 in the six and three months ended June 30, 2000, respectively. The amounts incurred relate to the valuation of common stock, stock options, and options issued in exchange for services and other consideration. The amounts incurred in 2001 relate to the issuance of warrants and options to employees and to directors for additional services provided. The amount incurred in 2000 relates to stock issued in exchange for services.

Research and development costs. Research and development costs were approximately $1,197,000 and $1,680,000 in the six months ended June 30, 2001 and 2000, respectively. Research and development costs were approximately $593,000 and $872,000 in the three months ended June 30, 2001 and 2000, respectively. These decreases were due primarily to a more focused approach in designing our product, resulting in reduced fabrication costs.

Interest income. Interest income for the six months ended June 30, 2001 and 2000 was approximately $10,600 and $58,900, respectively. Interest income for the three months ended June 30, 2001 and 2000 was approximately $5,000 and $34,300, respectively. The decrease is consistent with lower cash balances resulting from the decrease in cash flow from financing activities.

Interest expense. Interest expense for the six months ended June 30, 2001 and 2000 was approximately $131,700 and $82,000, respectively. Interest expense for the three months ended June 30, 2001 and 2000 was $67,600 and $41,000, respectively. The increase is consistent with the increased convertible note balances in 2001.

Stock-based interest expense. Stock-based interest expense for the six months ended June 30, 2001 and 2000 was approximately $982,000 and $525,000, respectively. Stock-based interest expense for the three months ended June 30, 2001 and 2000 was approximately $864,000 and $225,000, respectively. The amounts incurred in 2001 relate primarily to the amortization of the discount associated with the convertible notes issued in December 1999. The discount related to the warrants issued in conjunction with the notes and were amortized over the term of the note using the interest method. In 2001 approximately $872,000 of this discount was recorded. The amount incurred in 2000 related to the beneficial conversion feature on interest on certain convertible notes.

BUSINESS RISKS AND UNCERTAINTIES

IF WE ARE UNABLE TO OBTAIN FURTHER FUNDING, OUR ABILITY TO OPERATE COULD SUFFER

In the event that we are unable to obtain further funding, or the costs of development and operations prove greater than anticipated, we may be required to curtail our operations or seek alternative financing arrangements. Additional financing may not be available to us on favorable terms or at all. If we have insufficient funds or are unable to raise additional funds, we may be required to delay, reduce or cease certain of our programs. This would materially and adversely affect our business. Our auditors have included a qualifying paragraph in their opinion in the Form 10-KSB on our financial statements stating that substantial doubt exists about our ability to continue as a going concern. Also, refer to Management's Discussion of Financial Condition and Results of Operations.

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

A MARKET FOR OUR PRODUCTS MAY NOT DEVELOP.

Various target markets for our micro-displays, including projectors, monitors, high-definition televisions, and portable micro-displays, are uncertain, may be slow to develop, or could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. Gaining acceptance in this market may prove difficult because of the radically different approach of microdisplays to the presentation of information. In order for us to succeed, not only must we sell to those manufacturers that produce end-product microdisplays that are better and less expensive than the alternatives they would otherwise use, but also the manufacturers themselves must develop products that are successful commercially. Our failure to sell to manufacturers or the failure of the ultimate target markets to develop as we expect will impede our anticipated growth.

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

WE DO NOT HAVE LONG-TERM PURCHASE COMMITMENTS FROM OUR PROSPECTIVE CUSTOMERS.

Our prospective customers have not yet provided us with firm or long-term volume purchase commitments. Although we have begun to negotiate with our prospective customers, we currently do not have any contracts with customers. Because we have no firm, long-term volume purchase commitments we do not have clear order lead times or basis for inventory allocations. In addition, our prospective customers can cancel purchase commitments or reduce or delay orders at any time. The cancellation, delay, or reduction of customer commitments could result in our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. Our sales to customers in the electronics industry, which are subject to severe competitive pressures, rapid technological change, and product obsolescence, increases our inventory and overhead risks.

WE DEPEND ON THE MARKET ACCEPTANCE OF THE PRODUCTS OF OUR PROSPECTIVE CUSTOMERS.

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

We anticipate the need for additional equity or debt financing to provide for the capital expenditures required to maintain our research and development and to move to production. If such financing is not available on satisfactory terms, we may be unable to expand our business at the rate desired and our operating results may suffer. Additional equity financing could result in additional dilution to existing stockholders. Debt financing increases expenses, must be repaid regardless of operating results, and is secured against our assets, potentially leaving fewer resources available to equity holders.

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

SALES OF LARGE NUMBERS OF SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

Many of our outstanding shares are freely tradable without restrictions or further registration. Sales of substantial amounts of common stock by our stockholders, or even the potential for such sales, may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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


PART II.   OTHER INFORMATION

ITEM 2 Changes in Securities and Use of Proceeds

(c) On May 15, 2001, the Company sold 600,000 shares of stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. The closing price of the stock on that date was $1.78. Cash received was $262,500. The balance of $787,500 will be paid in three equal quarterly installments of $262,500. An escrow agent is holding the certificates for the shares being purchased until all three installments have been paid in full.

On May 15, 2001, the Company sold 1,346,268 shares of stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. The closing price of the stock on that date was $1.78. Cash received was $13,462. The balance of $2,342,507 will be paid in four equal quarterly installments of $585,626. An escrow agent is holding the certificates for the shares being purchased until all four installments have been paid in full.

On April 18, 2001, the Company issued warrants (having a term of 7 days) to purchase 607,142 shares of common stock at an exercise price of $1.75, which was the closing price of the stock on that date, to a group of investors associated with Steven F. Tripp, a Director of the Company. The warrants were exercised. Total cash proceeds of $525,000 were received in exchange for the issuance of 300,000 shares of common stock. The remaining 307,142 warrants were exercised under warrant installment notes totaling $492,708 with a payment of $44,792 made on the date of exercise. The notes are due in eleven equal monthly installments. An escrow agent is holding all certificates issued under the warrant installment notes until the notes have been paid in full.

The Company used the proceeds from the sale of the securities described in this Item to fund the costs of its operations and for general working capital purposes.

In connection with the issuance and sale of the securities described in this Item, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) thereof. Those securities were sold to "accredited investors" within the meaning of the Act and Commission regulations, virtually all of whom had previously purchased securities issued by the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held June 8, 2001, the shareholders approved the following proposals:

         PROPOSAL 1.       ELECTION OF DIRECTORS
                                                                    VOTES FOR                 VOTES AGAINST
                           Lawrence J. Matteson                     17,524,359                      45,350
                           Robert A. Olins                          17,524,059                      45,650
                           Steven F. Tripp                          17,524,059                      45,650
                           Claude Piaget                            17,524,359                      45,350

         Directors were elected for a term of one year.

         PROPOSAL 2.       RATIFICATION  AND  APPROVAL OF STOCK  OPTIONS GRANTED
         TO ROBERT A. OLINS, ACTING CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND DIRECTOR

         The shareholders ratified and approved the grant to Robert A. Olins of Options to purchase 750,000 Common Shares of the Corporation at an Exercise Price of $1.50 per share.

                  Votes For                         17,247,003*
                  Votes Against                        299,895
                  Votes Abstained                       22,811

         PROPOSAL 3.       RATIFICATION AND APPROVAL OF STOCK OPTIONS GRANTED TO
         STEVEN F. TRIPP, DIRECTOR

         The shareholders ratified and approved the grant to Steven F. Tripp of Options to purchase 150,000 Common Shares of the Corporation at an Exercise Price of $1.50 per share

                  Votes For                         17,268,998*
                  Votes Against                        278,400
                  Votes Abstained                       22,311

         PROPOSAL 4.       RATIFICATION AND APPROVAL OF TIME ACCELERATED
         RESTRICTED STOCK OPTIONS ("TARSAP") GRANTED TO ANNE-MARIE RIBES, DIRECTOR OF CORPORATE DEVELOPMENT OF THE CORPORATION

         The shareholders ratified and approved the grant to Anne-Marie Ribes of Options to purchase 1,975,000 Common Shares of the Corporation at an Exercise Price of $4.80 per share.

                  Votes For                         17,303,828*
                  Votes Against                        229,470
                  Votes Abstained                       36,411

*Includes votes "FOR", by authority conferred by Proxy for Non-votes.

         PROPOSAL 5.       RATIFICATION OF THE APPOINTMENT OF ACCOUNTANTS

         The shareholders ratified the appointment of BDO Seidman LLP as independent accountants of the Corporation for the fiscal year ending December 31, 2001.

                  Votes For                         17,507,059
                  Votes Against                         53,317
                  Votes Abstained                        9,333


ITEM 6.           Exhibits and Reports on Form 8-K


(a)               Report on Form 8-K:

                  The Company filed an 8-K Report on April 9, 2001.

                  April 9, 2001 - Item 4. Changes in Certifying Accountants

The 8-K report provided information pursuant to Item 4 thereof.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Date:    August  14, 2001
                                           -------------------------------------

                                    SpatiaLight, Inc.



                                    By:      \s\ ROBERT A. OLINS
                                           -------------------------------------
                                           Robert A. Olins
                                           Acting Chief Executive Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)