Form 10QSB
period 2001-09-30
SPATIALIGHT INC
filed 2001-10-31
CIK 881468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

           For the quarterly period ended September 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from                   to
                                          -----------------    -----------------

                        Commission File Number 000-19828

                                SPATIALIGHT, INC.
        (Exact name of small business issuer as specified in its charter)


         New York                                        16-1363082
         --------                                        ----------
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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,009,571 shares of common stock as of October 29, 2001.

     Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                        SPATIALIGHT, INC. AND SUBSIDIARY

                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2001


                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets dated
                  September 30, 2001 and December 31, 2000...................  3

                  Condensed Consolidated Statements of Operations for the
                  Three months and Nine months Ended September 30, 2001
                  and 2000...................................................  4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine months Ended September 30, 2001
                  and 2000...................................................  5

                  Notes to Condensed Consolidated Financial Statements.......  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................  9

PART II  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds.................. 18

         Item 6.  Exhibits and Reports on Form 8-K........................... 19

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

                                                  September 30,     December 31,
                                                      2001             2000
                                                  ------------     ------------

ASSETS

Current assets
   Cash and cash equivalents                      $     66,153     $  1,035,957
   Accounts receivable                                      --            2,500
   Other current assets                                173,769          159,534
                                                  ------------     ------------
      Total current assets                             239,922        1,197,991

Property and equipment, net                            482,193          570,585
Other assets                                            47,644           31,954
                                                  ------------     ------------

      Total assets                                $    769,759     $  1,800,530
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                               $    407,697     $    347,104
   Short term convertible notes                        257,161        2,742,925
   Accrued expenses and other
     current liabilities                               122,528          169,196
                                                  ------------     ------------
      Total current liabilities                        787,386        3,259,225

Noncurrent liabilities
    Convertible notes                                2,647,620               --
    Long term capital lease obligations                     83            4,483
                                                  ------------     ------------
      Total liabilities                              3,435,089        3,263,708

Commitments and contingencies

Stockholders' deficit
  Common stock, $.01 par value:
    40,000,000 shares authorized;
    issued and outstanding 23,888,443
    at September 30, 2001 and
    20,273,229 at December 31, 2000                    238,884          202,732
Additional paid-in capital                          37,185,316       28,152,272
Notes receivable for stock                            (268,750)              --
Stock subscription receivable                       (2,800,632)              --
Accumulated deficit                                (37,020,148)     (29,818,182)
                                                  ------------     ------------
      Total stockholders' deficit                   (2,665,330)      (1,463,178)

Total liabilities and stockholders' deficit       $    769,759     $  1,800,530
                                                  ============     ============

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
                                                           2001             2000             2001             2000
                                                       -----------      -----------      -----------      -----------
Revenues                                               $         0      $     6,790      $    10,000      $    61,900

Cost of revenues                                                 0            1,250            1,000           15,875
                                                       -----------      -----------      -----------      -----------
          Gross profits                                          0            5,540            9,000           46,025

General and administrative expenses:
   General and administrative expenses                     519,657          613,358        1,944,354        1,983,065
   Stock-based general and administrative expenses          72,946        1,136,060        1,846,330        1,151,060
                                                       -----------      -----------      -----------      -----------
          Total general and administrative expenses        592,603        1,749,418        3,790,684        3,134,125

   Research and development expenses                       653,024        1,029,033        1,849,974        2,709,393
                                                       -----------      -----------      -----------      -----------

          Total operating expenses                       1,245,627        2,778,451        5,640,658        5,843,518
                                                       -----------      -----------      -----------      -----------

          Operating loss                                (1,245,627)      (2,772,911)      (5,631,658)      (5,797,493)
                                                       -----------      -----------      -----------      -----------

Other income (expenses):

  Interest expense:
          Interest expense                                 (68,571)         (24,804)        (200,263)        (125,122)
          Stock-based interest expense                    (398,677)         (96,545)      (1,380,645)        (603,449)
                                                       -----------      -----------      -----------      -----------
            Total interest expense                        (467,248)        (121,349)      (1,580,908)        (728,571)

   Interest income                                           5,430           21,679           16,050           80,481
                                                       -----------      -----------      -----------      -----------

          Total other income (expenses)                   (461,818)         (99,670)      (1,564,858)        (648,090)
                                                       -----------      -----------      -----------      -----------

   Loss from operations before income taxes             (1,707,445)      (2,872,581)      (7,196,516)      (6,445,583)

Income tax expense                                               0                0            5,450            1,600
                                                       -----------      -----------      -----------      -----------

          Net loss                                     $(1,707,445)     $(2,872,581)     $(7,201,966)     $(6,447,183)

Incentive warrants issued                                       --               --               --         (606,303)
                                                       -----------      -----------      -----------      -----------

Net loss available to common shareholders              $(1,707,445)     $(2,872,581)     $(7,201,966)     $(7,053,486)
                                                       ===========      ===========      ===========      ===========

Net loss per share available to common
   shareholders- basic and diluted                     $     (0.08)     $     (0.14)     $     (0.34)     $     (0.37)
                                                       ===========      ===========      ===========      ===========
Weighted average shares used in computing
 net loss per share- basic and diluted                  21,400,293       20,079,004       20,981,838       18,843,208
                                                       ===========      ===========      ===========      ===========

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         2001          2000
                                                      ----------    ----------
Cash flows from operating activities:
Net loss                                             $(7,201,966)  $(6,447,183)
Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization                         204,144       153,315
   Stock-based general and administrative expense      1,846,330     1,151,060
   Stock-based interest expense                        1,380,645       603,449
   Changes in operating assets and liabilities:
     Accounts receivable                                   2,500       (15,750)
     Inventories                                              --        (4,506)
     Other current assets                                (14,235)      (79,694)
     Accounts payable                                     60,593       180,089
     Accrued expenses and other current liabilities      124,383      (111,602)
     Other assets                                        (15,690)           --
                                                      ----------    ----------
          Net cash used in operating activities       (3,613,296)   (4,570,822)

Cash flows from investing activities:
   Purchase of property and equipment                   (115,752)     (506,465)
                                                      ----------    ----------

          Net cash used in investing activities         (115,752)     (506,465)

Cash flows from financing activities:
  Payments on capital lease obligations                   (3,754)      (14,672)
  Proceeds from issuance of convertible notes            250,000            --
  Proceeds from sale of stock                            997,984            --
  Proceeds from exercise of warrants and options       1,380,639     4,974,140
  Proceeds from payments on notes receivable
    for stock                                            134,375            --
                                                      ----------    ----------
          Net cash provided by financing activities    2,759,244     4,959,468

Net decrease cash equivalents                           (969,804)     (117,819)
Cash at beginning of period                            1,035,957     1,236,609
                                                      ----------    ----------

Cash at end of period                                 $   66,153    $1,118,790
                                                      ==========    ==========

Supplemental disclosure of cash flow information:
   Income taxes paid during the period                $    5,450    $    1,600
                                                      ----------    ----------
   Interest paid during the period                    $   67,629    $   48,667
                                                      ----------    ----------

Non cash financing activities:
   Warrants issued to induce the exercise of
     certain warrants                                 $       --    $  606,303
   Exercise of warrants in exchange for
     notes receivable                                 $  403,125    $       --
   Sale of stock for stock subscription               $3,130,007    $       --
   Discount on convertible notes due to
     beneficial conversion feature                    $1,443,000    $       --
  Common stock issued upon conversion of interest     $  146,542    $       --


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $7,201,966 in the nine months ended September 30, 2001. Of this amount, $3,226,975 was non-cash stock-based expenses. Additionally, as of September 30, 2001, the Company's accumulated deficit totaled $37,020,148. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations are dependent upon future events. These events include obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.   Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. Excluded from weighted average shares outstanding for the three months and nine months ended September 30, 2001 are 2,253,410 shares of common stock issued but held in escrow in connection with the private stock purchase agreements and warrant installment notes (see note 6). Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the nine months ended September 30, 2001 and 2000 respectively, are options and warrants to acquire 8,452,812 and 5,922,312 shares of common stock, and 3,568,460 and 2,876,714 common share equivalents relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of September 30, 2001 for the options, warrants and common share equivalents is $3.19, $3.16, and $1.21, respectively.

5.   Convertible Notes

Convertible notes at September 30, 2001 consist of the following:

A convertible note totaling $216,414, inclusive of accrued interest and net of a discount of $990,000 issued to Argyle Capital Management Corporation, a company affiliated with Robert A. Olins, a Director, Chief Executive Officer, Secretary and Treasurer of the Company. The outstanding principal as of September 30, 2001 is $1,188,000, and accrues interest at 6%. On May 23, 2001 the due date was extended until December 31, 2002, and as a result a discount of $1,188,000 was recorded as additional paid-in capital due to the beneficial conversion feature at the date of extension. The principal and interest is convertible into the Company's common stock at $.50 per share. At September 30, 2001, stock-based interest expense of approximately $64,000 was recorded due to the beneficial conversion feature of the accrued interest. The note is secured by substantially all the assets of the Company.

Convertible notes totaling $2,431,206 inclusive of accrued interest and net of a discount of $680,697, issued to a group of investors associated with Steven F. Tripp, a Director of the Company. The outstanding principal balance as of September 30, 2001 is $2,875,000 and accrues interest at 6%. On June 15, 2001 the due date was extended until December 31, 2002 and as a result a discount of $255,000 was recorded as additional paid in capital due to the beneficial conversion feature at the date of extension. Of the total amount of the notes, $1,437,500 is convertible at $3.50 per share; the remaining $1,437,500 is convertible at $2.25 per share.

A convertible note for $257,161, inclusive of accrued interest, issued to a shareholder. The note accrues interest at 6% and is due on December 31, 2001. The note is convertible at $1.75 per share.

6.   Issuance of Securities

During the third quarter of 2001, the Company issued 38,000 shares of common stock upon the exercise of employee stock options and 170,000 shares of stock upon the exercise of warrants. Total cash received was $334,110.

In July 2001, the Company sold 71,429 shares of stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $125,001.

In August 2001, the Company sold 152,940 shares of stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $267,645.

During the third quarter of 2001, the Company issued 35,640 shares upon the conversion of accrued interest.

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

8.   Subsequent Event

On May 15, 2001, the Company sold 1,346,268 shares of stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $13,462. The balance of $2,342,507 was to be paid in four equal quarterly installments. An escrow agent is holding the certificate for the shares being purchased until all four installments have been paid in full. The purchaser was unable to make the first installment payment of $585,626 for reasons unrelated to the Company or its performance under the agreement, thereby defaulting under the agreement. On October 5, 2001, the Company entered into a new agreement with the purchaser, under which the purchaser agreed to forfeit the initial payment made under the prior agreement and pay a price per share of $1.87, or $2,517,521 in total. The remaining terms of the agreement did not change.

9.   New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company has not entered into any significant business combinations. As a result, the Company does not anticipate that adoption of SFAS 141 & 142 will impact its financial position and results of operations.


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

The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 2001, and the results of operations for the Company for the three months and nine months ended September 30, 2001 and 2000. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

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

Our continued existence is dependent upon our ability to successfully develop, market and sell our products. In May 2001 we entered into an agreement with Fuji Photo Optical Co., Ltd., for the manufacturing of light engines incorporating our proprietary SpatiaLight imagEngine(TM)LCOS microdisplays. Pursuant to the agreement Fuji Photo Optical Co., Ltd. will scale up their manufacturing capacity in order to produce a minimum of ten thousand (10,000) light engines per month incorporating the SpatiaLight imagEngine(TM)microdisplay.

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

As of September 30, 2001, we had approximately $66,000 in cash and cash equivalents, and our net working capital at September 30, 2001 was approximately a negative of $550,000.

Net cash used by operating activities totaled approximately $3,600,000 and $4,600,000 for the nine months ended September 30, 2001 and 2000, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the nine months ended September 30, 2001 was approximately $2,800,000 as compared to approximately $5,000,000 for the nine months ended September 30, 2000. Cash was provided primarily from proceeds from the exercise of warrants and options to purchase our common stock and from the sales of common stock under private stock purchase agreements.

As of September 30, 2001, we had an accumulated deficit of approximately $37,000,000. We have realized significant losses in the past and we expect that these losses will continue at least through 2001.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues were $10,000 and $0 for the nine and three months ended September 30, 2001. Total revenues were $61,900 for the nine months ended September 30, 2000, and $6,790 for the three months ended September 30, 2000. Revenues in both years were the result of sales of our display developer kits. Revenue from the sales of prototypes is not indicative of the revenue we expect to realize on sales of our displays produced in quantity. Prototypes have a higher unit price than mass produced displays, as they are custom made and require additional parts that are not required for displays sold in quantity.

COST OF REVENUES. Cost of revenues represents product costs associated with the production of display prototypes. Cost of revenues for prototypes was $1,000 and $0 for the nine months and three months ended September 30, 2001, and $15,875 and $1,250 for the nine and three months ended September 30, 2000, respectively. Gross margins associated with sales are not indicative of the gross margins that we expect to realize on sales of units produced in quantity. Prototypes and developer kits have a higher unit price than mass-produced units due to the time and effort spent with customer.

GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs were approximately $1,900,000 and $2,000,000 in the nine months ended September 30, 2001 and 2000, respectively. General and administrative costs were approximately $500,000 and $600,000 in the three months ended September 30, 2001 and 2000, respectively. This decrease was due primarily to the cost associated with accrued severance payable in the second quarter of 2000.

STOCK-BASED GENERAL AND ADMINISTRATIVE COSTS. Stock-based general and administrative costs were approximately $1,800,000 and $73,000 in the nine and three months ended September 30, 2001, respectively, and approximately $1,200,000 and $1,100,000 in the nine and three months ended September 30, 2000, respectively. The amounts incurred relate to the valuation of common stock, stock options, and options issued in exchange for services and other consideration. The amounts incurred in 2001 relate to the issuance of warrants and options to employees and to directors for additional services provided. The amount incurred in 2000 relates to stock issued in exchange for services.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs were approximately $1,800,000 and $2,800,000 in the nine months ended September 30, 2001 and 2000, respectively. Research and development costs were approximately $700,000 and $1,000,000 in the three months ended September 30, 2001 and 2000, respectively. These decreases were due primarily to a more focused approach in designing our product, resulting in reduced fabrication costs.

INTEREST INCOME. Interest income for the nine months ended September 30, 2001 and 2000 was approximately $16,000 and $80,000, respectively. Interest income for the three months ended September 30, 2001 and 2000 was approximately $5,000 and $22,000, respectively. The decrease is consistent with lower cash balances resulting from the decrease in cash flow from financing activities.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2001 and 2000 was approximately $200,000 and $125,000, respectively. Interest expense for the three months ended

September 30, 2001 and 2000 was $70,000 and $25,000, respectively. The increase is consistent with the increased convertible note balances in 2001.

STOCK-BASED INTEREST EXPENSE. Stock-based interest expense for the nine months ended September 30, 2001 and 2000 was approximately $1,400,000 and $600,000, respectively. Stock-based interest expense for the three months ended September 30, 2001 and 2000 was approximately $400,000 and $100,000, respectively. The amounts incurred in 2001 relate primarily to the amortization of the discount associated with the convertible notes issued in December 1999. The discount related to the warrants issued in conjunction with the notes and was amortized over the term of the note using the interest method. In 2001 approximately $965,000 of this discount was recorded. The amount incurred in 2000 related to the beneficial conversion feature on interest on certain convertible notes.


BUSINESS RISKS AND UNCERTAINTIES

IF WE ARE UNABLE TO OBTAIN FURTHER FUNDING, OUR ABILITY TO OPERATE COULD SUFFER

In the event that we are unable to obtain further funding, or the costs of development and operations prove greater than anticipated, we may be required to curtail our operations or seek alternative financing arrangements. Additional financing may not be available to us on favorable terms or at all. If we have insufficient funds or are unable to raise additional funds, we may be required to delay, reduce or cease certain of our programs. This would materially and adversely affect our business. Our auditors have included a qualifying paragraph in their opinion in the Form 10KSB on our financial statements stating that substantial doubt exists about our ability to continue as a going concern. Also, refer to Management's Discussion of Financial Condition and Results of Operations.

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


PART II.  OTHER INFORMATION

ITEM 2    Changes in Securities and Use of Proceeds

During the third quarter of 2001, the Company issued 38,000 shares of common stock upon the exercise of employee stock options and 170,000 shares of stock upon the exercise of warrants. Total cash received was $334,110.

In July 2001, the Company sold 71,429 shares of stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $125,001.

In August 2001, the Company sold 152,940 shares of stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $267,645.

During the third quarter of 2001, the Company issued 35,640 shares upon the conversion of accrued interest.

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

          None

The 8-K report provided information pursuant to Item 4 thereof.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Date:    October 31, 2001
                              -----------------------------------

                     SpatiaLight, Inc.



                     By:      \s\ ROBERT A. OLINS
                         -------------------------------------------------------
                         Robert A. Olins
                         Acting Chief Executive Officer
                         (Principal Executive, Financial and Accounting Officer)