Form 10KSB
period 2001-12-31
SPATIALIGHT INC
filed 2002-03-21
CIK 881468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------
                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF
       1934
       For the fiscal year ended December 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) of the SECURITIES EXCHANGE Act of 1934
       For the transition period from                to

                        Commission File Number: 000-19828

------------------------------------------------------------------------------

                                SPATIALIGHT, INC.
                 (Name of Small Business Issuer in its Charter)

         NEW YORK                                         16-1363082
 (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

             9 Commercial Blvd., Suite 200, Novato, California 94949
                    (Address of principal executive offices)

                                 (415) 883-1693
                           (Issuer's telephone number)

                Securities registered under Section 12(b) of the
             Exchange Act: None

                      Securities registered under Section
                           12(g) of the Exchange Act:

                          Common Shares, $.01 par value
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended December 31, 2001 aggregated $10,000

     The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer, based upon the $3.75 per share closing sale price of the Common Stock on March 20, 2002 as reported on the Nasdaq SmallCap Market, was approximately $57,310,706. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 20, 2002, Registrant had 25,855,217 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):
         Yes [ ] No [X]

                                SPATIALIGHT, INC.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                       Page
                                                                                       ----
                                    PART I

ITEM 1   Description of Business......................................................   3

ITEM 2   Description of Property......................................................   7

ITEM 3   Legal Proceedings............................................................   7

ITEM 4   Submission of Matters to a Vote
         Of Security Holders..........................................................   7

                                     PART II

ITEM 5   Market for Common Equity and Related
         Stockholder Matters..........................................................   8

ITEM 6   Management's Discussion and Analysis
         Or Plan of Operation.........................................................   9

ITEM 7   Financial Statements.........................................................  18

ITEM 8   Changes in and Disagreements with Accountants
         On Accounting and Financial Disclosure.......................................  36

                                    PART III

ITEM 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act...................  36

ITEM 10  Executive Compensation.......................................................  38

ITEM 11  Security Ownership of Certain Beneficial Owners and Management...............  39

ITEM 12  Certain Relationships and Related Transactions...............................  40

ITEM 13  Exhibits and Reports on Form 8-K.............................................  41

                                     PART I

This annual report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future", "intends," and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties, including, but not limited to, those discussed herein which are specific to the Company's business, and in particular, those contained in "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors," that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events and thus you should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 1.    DESCRIPTION OF BUSINESS

INTRODUCTION

         We develop microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our microdisplays are designed for use in end products of original equipment manufacturers, and therefore we work closely with customers to incorporate our microdisplays into their final products. Because our microdisplays can be manufactured using existing silicon and liquid crystal processes, we contract with existing manufacturers for the production of our silicon and the assembly of the final microdisplay. We have patents covering parts of our designs; however the key designs of the circuitry in the silicon, drive electronics, and liquid crystal assembly techniques are proprietary and not covered by patents.

         Our microdisplays are high-resolution liquid crystal displays. They are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. These displays are also known as and commonly referred to as liquid crystal displays, active matrix liquid crystal displays, liquid crystal on silicon, and spatial light modulators.

         The image on a microdisplay can be projected onto a screen or other surface for individual or group viewing or used in a portable application that is viewed through a magnifying device similar to a viewfinder. Potential microdisplay applications include:

         o large-screen rear-projection television systems, in both standard television format and high definition television formats;

         o large-screen rear-projection computer monitors in a variety of resolutions;

         o    video projectors for presentations;

         o head-mounted displays which are used for virtual reality systems, defense, aerospace and gaming applications;

         o and other potential applications such as point of purchase displays, optical computing and data storage.

         Our technology uses liquid crystals and silicon chips. We are currently working in conjunction with Fuji Photo Optical Company for the manufacture of light engines incorporating our microdisplays to be sold to our customers.

         We have recently entered into five agreements with six original equipment manufacturers in China to provide display units for use in their products. In the event that our display units meet certain technical criteria satisfactory to the manufacturer upon the conclusion of the respective test periods specified in these agreements, as to which there can be no assurance, we expect to obtain substantial purchase orders from these manufacturers for these display units. These agreements are subject to various technical contingencies and there can be no assurance that these agreements will result in significant revenues, if any, to us.

         We were incorporated under the laws of the State of New York in 1989. Our executive offices are located at 9 Commercial Boulevard, Suite 200, Novato, California 94949.

TECHNOLOGY AND PRODUCTS UNDER DEVELOPMENT

         A typical liquid crystal display, as might be found in a notebook computer, basically consists (along with other associated materials and processes) of liquid crystal material sandwiched between two pieces of glass, polarizers, color filters, a data signal and a light source. As the data signal is applied across the sandwich of the liquid crystals, the electric field created by this data signal causes the liquid crystals to tilt. This tilting, combined with the polarizers, makes each pixel change from opaque to transparent, thereby controlling either the transmission or reflection of light from each pixel.

         Departing from typical liquid crystal displays utilizing circuitry on two pieces of glass, we design integrated circuits that control individual reflective pixels on a silicon substrate. This silicon substrate is manufactured using a conventional complimentary metal oxide semiconductor (CMOS) process. This processed silicon substrate, also known as a silicon backplane, then has the liquid crystal material and a cover glass applied to it. When the data signal is sent to the circuitry in the silicon, the liquid crystals again tilt from opaque to transparent states. When polarizers are added and light is reflected from the pixels on the silicon, images can be viewed directly or, using standard optical techniques, projected into larger images on a screen.

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

MARKETING, SALES AND DISTRIBUTION

Application and Markets

         We are working with a number of international original equipment manufacturers (OEMs) to use our display units in their end product applications. Our ability to design end products for any of these markets, as well as the ability to sell and distribute in these diverse markets is beyond the current resources of our company. We are therefore establishing relationships with OEMs to incorporate our display units into their products. In some instances, especially high volume applications, we will be able to custom design our display units to fit a specific manufacturer's need for a specific product. We will also consider licensing large manufacturers who have the ability and desire to manufacture our displays for use in their final products. Our display units can be incorporated into a wide variety of products such as rear-projection televisions, rear-projection computer monitors, video projectors, and head mounted displays.

         Our strategy is to focus our abilities on original equipment design
(OED) of LCOS microdisplays, and to work closely with OEMs to market end products utilizing our displays. We are therefore dependent upon these OEMs for the manufacturing and marketing of end products. As of December 31, 2001, no end products exist using our display units, and there can be no assurance that any OEM will develop or market a product incorporating our display.

         We have recently entered into five agreements with six original equipment manufacturers in China to provide display units for use in their products. In the event that our display units meet certain technical criteria satisfactory to the manufacturer upon the conclusion of the respective test periods specified in these agreements, as to which there can be no assurance, we expect to obtain substantial purchase orders from these manufacturers for these display units. These agreements are subject to various technical contingencies and there can be no assurance that these agreements will result in significant revenues, if any, to us.

Manufacturing and Supply

         We currently contract with unaffiliated manufacturers for the production of our silicon and assembly of our microdisplays. Our facility in Novato, California contains a Class 1000 "clean room" which is designed principally for research and development, and pre-production assembly of our microdisplays. We recognize the need for strict quality control of our microdisplays manufactured in both our facility and our contract-manufacturing partners. We perform product testing of our microdisplay, analyze the results and take actions to refine the manufacturing process or enhance product design. We are developing statistical quality control procedures for our contract manufacturers, in which continual quantitative measurements of critical parameters are used as a feedback mechanism to improve the manufacturing process.

         We currently obtain silicon backplanes, a vital component in our microdisplays, from the Far East. The supply of silicon backplanes from suppliers does fluctuate, and we may be subject to problems of availability. We contract with existing manufacturers both domestically and internationally for the production and final assembly process of our microdisplays.

         In May 2001 we entered into an arrangement with Fuji Photo Optical Co., Ltd., for the manufacture of light engines incorporating our proprietary SpatiaLight imagEngine(TM)LCOS microdisplays. Pursuant to the arrangement, Fuji Photo Optical Co., Ltd. may scale up their manufacturing capacity in order to produce a minimum of 10,000 light engines per month incorporating the SpatiaLight imagEngine(TM)microdisplay.

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

COMPETITION

         Microdisplays are a subset of the display market. This display market subset consists of 1) reflective microdisplays produced on silicon backplanes,
2) transmissive microdisplays and 3) emissive microdisplays. The reflective microdisplay competition includes companies such as Aurora, Hitachi, Hughes/JVC, and Three-Five Systems. These companies are all producing different forms of a liquid crystal display on a silicon backplane. A competitor in the reflective microdisplay market, although not using liquid crystals in the display, is Texas Instruments, which is producing a micro-mechanical structure of moving mirrors on a silicon backplane.

         Rapid and significant technological advances have characterized the microdisplay market. There can be no assurance that our displays will be representative of such advances or that we will have sufficient funds to invest in new technologies or products or processes. Although we believe that our displays have specifications and capabilities which equal or exceed that of commercially available LCD and Cathode Ray Tube (CRT) based display products, the manufacturers of these products may develop further improvements of their existing technology that would eliminate or diminish our anticipated advantage. In addition, numerous competitors have substantially greater financial, technical, marketing, distribution and other resources than we have. We may also face an aggressive, well financed competitive response that may include misappropriation of our intellectual property or predatory pricing.

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

RESEARCH AND DEVELOPMENT

         We incurred research and development expenses of approximately $2.4 million in 2001 and $3.3 million in 2000. Research and development expenses are those costs incurred for personnel and experimental materials for the design and development of new products. We believe that the development of new products will be required to allow us to compete effectively and to achieve future revenues. We currently have 16 full-time employees whose duties include research and development. We intend to continue our product development programs, focusing on increasing the display specifications including resolution, color, and manufacturing processes. We believe that such developments will be required to exploit future markets.

EMPLOYEES

         As of December 31, 2001, the Company had 20 full-time employees and 2 part-time engineering contractors. Full-time employment is divided among two functional areas with 16 in research and development and 4 in finance and administration. Employees are not represented by any collective bargaining organizations. We consider our relations with our employees to be good.


ITEM 2.    DESCRIPTION OF PROPERTY

         Our headquarters are located at 9 Commercial Boulevard, Suite 200, Novato, California. SpatiaLight occupies approximately 15,000 square feet of office space at this location bound by a three-year lease through April 2002 with two options for additional one-year extensions. Management of the Company is currently determining whether to renew this lease or to move its operation to other premises.

ITEM 3.    LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings. The Company is subject to routine claims and lawsuits from time to time in the ordinary course of business. While the outcome of such ordinary course proceedings cannot be predicted with certainty, we believe that the resolution of any future ordinary course matters individually or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We submitted no matters to a vote of our security holders during the fourth quarter of fiscal 2001.

                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

         Trading in our common shares has been conducted on the Nasdaq SmallCap Market since May 24, 2000 under the symbol "HDTV". Because we are traded on the SmallCap Market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained.

         The following table sets forth, for the calendar quarters indicated, the range of high and low quotations for our common shares, as reported by Commodity Systems, Inc.

                               HDTV COMMON SHARES

                                        Fiscal 2001
                                        -----------
                                     High           Low
                                     ----           ---

    First Quarter                    2.63           1.03
    Second Quarter                   4.60           1.50
    Third Quarter                    3.30           1.75
    Fourth Quarter                   7.35           1.78

                                        Fiscal 2000
                                        -----------
                                     High           Low
                                     ----           ---

    First Quarter                   10.12           5.62
    Second Quarter                   7.12           3.31
    Third Quarter                    4.12           1.12
    Fourth Quarter                   3.59           1.00


         The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

         As of March 20, 2002, there were approximately 477 holders of record of our common shares and the closing price per share was $3.75 as reported on the Nasdaq SmallCap Market. The common shares represent the only class of securities outstanding as of this filing.

         To date, we have not paid a dividend on our common stock. The payment of future dividends is subject to our earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant and it is unlikely that dividends will be paid in the foreseeable future. Nor as a general matter of New York law can the Company pay dividends as long as it has a capital deficit.

Sales of Unregistered Securities

         On October 1, 2001, the Company sold 100,000 shares of its common shares under a private stock purchase agreement. The stock was sold at $1.75 per share and the entire purchase price was paid on December 31, 2001. The proceeds from the sale of the stock were used for general working capital and research and development costs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, customer's reception of our products, intensity of competition, quality control during manufacturing and those set forth under "Risk Factors".

OVERVIEW

         We design microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as use in wireless communication devices, portable games and digital assistants. Our revenues through December 31, 2001 have been derived from the sales of our development kits. Since April 2001, in order to concentrate our efforts in the Chinese market, we discontinued producing and selling development kits.

         During 2001 we experienced negative cash flows from operating activities of $4,476,039 and a net operating loss of $7,845,094. Our operations were funded in 2001 by the exercise of warrants and by the sale of common stock under private stock purchase agreements.

         As of December 31, 2001 we have received $4,354,003 from the exercise of options and warrants, including $470,833 in installment note payments, for which we have issued 2,604,244 shares of common stock. An additional 50,000 shares held in escrow will be released upon receipt of the balance of $21,875 due on warrant installment notes.

         In addition during 2001, we have sold 2,437,304 shares of stock under private stock purchase agreements at prices ranging from $1.75 to $2.40. To date we have received proceeds totaling $1,909,571, including $848,462 in installment note payments, pursuant to the sales, and expect to receive the balance of $2,161,000 in 2002. Of the total shares sold, 1,946,268 are held in escrow and will be released upon the receipt of the balance due.

LIQUIDITY AND CAPITAL RESOURCES

         Through December 31, 2001, we have sustained recurring net losses from operations and, at December 31, 2001, we had a net capital deficiency of $213,000 and a net working capital deficiency. These conditions raise substantial doubts about our ability to continue as a going concern. The report of our independent certified public accountants on the audited financial statements for the year ended December 31, 2000 also contained an explanatory paragraph regarding this doubt about our ability to continue as a going concern. For further discussion of this matter, refer to Note 1 of the financial statements.

         As of December 31, 2001, the Company had $2,728,134 in cash and cash equivalents, an increase of $1,692,177 from the December 31, 2000 amount of $1,035,957. Our net working capital deficit at December 31, 2001 was $868,056, compared to $2,061,234 at December 31, 2000. The increase in working capital was primarily due to the cash received from warrant exercises and private sales of common stock discussed above.

         During 2001 we had negative cash flow from operations, resulting in the need to fund ongoing operations from financing activities. Net cash used by operating activities totaled $4,476,039 and $6,073,605 in 2001 and 2000, respectively. Net cash provided by financing activities was $6,494,990 and $6,397,699 in 2001 and 2000 respectively, principally resulting from the exercise of warrants and options, and sales of common stock.

         As of December 31, 2001, we had an accumulated deficit of $39,729,909. We have realized significant losses in the past and expect that these losses will continue until we start to receive significant revenues from the sale of our products. We generated limited revenues and no profits from operations during

2001. The ramp up in manufacturing and commercialization of our displays will require substantial expenditures during 2002. Consequently, we may continue to operate at a loss during 2002 and there can be no assurance that our business will operate on a profitable basis thereafter.

         We anticipate that our cash expenditures during 2002 will run approximately $400,000 per month without regard for any revenues that may occur as a result of the technical trials now underway. We expect to meet our cash needs with our existing cash balances and collections from stock subscriptions receivable of approximately $2,500,000. There are outstanding warrants expiring in 2002 that are currently in-the-money. We expect that if they are still in-the-money at or near expiration date they will be exercised, resulting in proceeds of approximately $3,400,000. In addition, it is possible that other outstanding exercisable warrants that are in-the-money may be exercised. However, there can be no assurance that the warrants will be exercised. If no warrants are exercised, and if the technical trials do not result in revenues during 2002, it is possible that we will need to seek to raise additional debt or equity financing during the latter part of 2002. There can be no assurances that such additional debt or equity funding will be available from our current investors or from any other source.

RESULTS OF OPERATIONS

         Revenues. Our total revenues were $10,000 and $65,650 in 2001 and 2000 respectively. Revenues in both 2001 and 2000 were the result of sales of our display development kits. Revenue from the sales of development kits are not indicative of the revenue we expect to realize on sales of our displays produced in quantity. Development kits have a higher unit price than mass produced displays, as they are custom made and require additional parts that are not required for displays sold in quantity. During 2001, we discontinued producing and selling development kits.

         Cost of Revenues. Cost of revenues are the product costs associated with the manufacture of display development kits. Costs of revenues were $1,000 and $16,625 in 2001 and 2000, respectively. Gross margins associated with the sales of development kits are higher and not indicative of the gross margins we expect to realize on sales of our displays produced in quantity. Development kits have a higher unit cost than we project the mass produced displays will have as they are custom made, require additional parts and they require additional time and effort spent with the customer.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $2,489,442 and $2,785,737 in 2001 and 2000, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance, and office expenses. Professional services decreased from approximately $1,095,000 in 2000 to approximately $995,000 due to the resolution of certain legal proceedings in 2000. Salaries and related taxes and benefits decreased from approximately $561,000 in 2000 to approximately $416,000 in 2001 as a result of the elimination of certain positions. Office expenses decreased from approximately $182,000 in 2000 to approximately $70,000 in 2001, in large part because in 2000, we purchased $80,000 of software that was written off in the same year.

         Stock-based general and administrative expenses. Stock-based general and administrative expenses were $2,938,062 and $1,162,902 in 2001 and 2000, respectively. The amounts incurred in 2001 and 2000 relate to common stock, stock options and warrants issued in exchange for services. The increase in 2001 relates primarily to expenses associated with repricing of warrants to induce conversion valued at $142,000, and common stock granted as employee compensation valued at $740,000, neither of which had a comparable expense in 2000. In addition, options granted by the Board of Directors to an executive officer and a director in October 2000 were approved by the shareholders in June 2001, resulting in a 2001 expense totaling $1,655,000 due to increases in the common share price between the original grant date and the final measurement date. These increases were partially offset by a non-recurring charge of $962,000 in 2000, related to reinstatement of options to a former employee pursuant to a settlement agreement with such former employee.

         Research and development expenses. Research and development expense decreased from $3,344,547 to $2,426,590 or 27%, from 2000 to 2001. This decrease was due primarily to extensive wafer processing in 2000 resulting in a reduced need for wafers in 2001, as well as more efficient development processes implemented in 2001.

         Interest income. Interest income was $34,369 and $87,427 in 2001 and 2000, respectively. The 61% decrease in interest income in 2001 was due to lower average cash balances during 2001 than during 2000.

         Interest expense. Interest expense in 2001 increased approximately $155,000, or 135% over the amount incurred in 2000. This was due to the increase in notes payable in November 2000 when the second installment of convertible notes was paid to the Company.

         Stock-based interest expense. Stock-based interest expense of $1,824,864 and $561,346 in 2001 and 2000, respectively, relates to the valuation of the beneficial conversion feature of interest converted and convertible into equity based on the intrinsic value of the conversion feature. In 2001, approximately $1.5 million relates to amortization of the discounts on notes payable.

         Loss from operations before income taxes. Losses from operations before income taxes were $9,904,494 and $7,832,269 in 2001 and 2000, respectively. This increase is due primarily to an increase of approximately $3.0 million of stock-based interest and stock-based general expenses. This increase was offset by a decrease of approximately $1.2 million in general and administrative and research and development expenses incurred as a result of more efficient use of funds in 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of". The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Management does not expect this statement to have a material impact on the Company's financial position or results of operations upon adoption on January 1, 2002.

                                  RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE AND THEREFORE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY.

         We have incurred losses over the past five years and have experienced cash shortages. For the fiscal years ended December 31, 2001 and 2000, we have incurred net losses of $9,911,727 and $7,833,869, respectively. In addition, we had an accumulated deficit of $39,729,909 as of December 31, 2001. We may incur additional losses as we continue spending for research and development and other business activities. As a result, we will need to generate substantial sales to support our cost structure before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

IF WE ARE UNABLE TO OBTAIN FURTHER FINANCING OR GENERATE REQUIRED WORKING CAPITAL OUR ABILITY TO OPERATE COULD SUFFER OR CEASE. OUR AUDITORS HAVE ISSUED A REPORT ON OUR FINANCIAL STATEMENTS WHICH CONTAINS AN EXPLANATORY PARAGRAPH REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including investments in further research and development, equipment, facilities and production activities. Although our financial condition and liquidity have been strengthened through the exercise of warrants and private purchases of our common shares, we may still require additional financing to provide for our required capital expenditures. In the event that we are unable to obtain further financing on satisfactory terms or at all, generate sales sufficient to offset our costs, or the costs of development and operations are greater than we anticipated, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results. Our independent auditors have included an explanatory paragraph in their report in our Form 10-KSB on our financial statements for our last fiscal year regarding our ability to continue as a going concern.

WE ARE SUBJECT TO LENGTHY DEVELOPMENT PERIODS AND PRODUCT ACCEPTANCE CYCLES WHICH MAY SIGNIFICANTLY HARM OUR BUSINESS.

         Our business model requires us to develop microdisplays that perform better than existing technologies, contract with one or more third-party manufacturers to manufacture our display units in bulk, and sell the resulting display units to original equipment manufacturers that will then incorporate them into their products. Original equipment manufacturers make the determination during their product development programs whether or not to incorporate our display units in their products. This requires us to invest significant amounts of time and capital in designing display units before we can be assured that we will generate any significant sales to our customers or even recover our investment. If we fail to recover our investment from such display units, it could seriously harm our financial condition. In addition, the length of time our products may be successfully received by our customers could be limited by the acceptance of new technologies developed by our customers.

WE INCUR SUBSTANTIAL RESEARCH AND DEVELOPMENT COSTS IN CONNECTION WITH TECHNOLOGIES THAT MAY NOT BE SUCCESSFUL.

         We currently have seventeen engineering personnel based in California working on microdisplays. This staffing creates significant research and development costs that may not be recouped. Even if our current microdisplays become accepted or successful, due to the rapid technological change in our industry, we must continue to use, and may increase in number, our engineering personnel to develop future generations of our microdisplays. As a result, we expect to continue incurring significant research and development costs.

DIFFICULTIES MASS-PRODUCING OUR MICRODISPLAYS MAY CAUSE US TO BE UNABLE TO MEET CUSTOMER DEMANDS AND OUR OPERATING RESULTS COULD BE SIGNIFICANTLY HARMED.

         We need to work closely with our manufacturing sources to assure volume production of our current display units. Problems in implementing volume production or lower than expected manufacturing yields could significantly harm our business because we will have already incurred the costs for the materials used in the microdisplay manufacturing process. These problems could cause delays that might lead our potential customers to seek other sources.

         We currently obtain silicon backplanes, a vital component in our microdisplays, from the Far East. Some Asian countries are subject to earthquakes, typhoons and political instability. Unless we obtain an alternative source, any disruption or termination of our silicon manufacturing operations in Taiwan or air transportation with the Far East could significantly harm our operations.

         Our microdisplays are assembled by combining the silicon backplanes with electronic components. The design and manufacture of liquid crystal displays and display units are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. We have arrangements with several liquid crystal display fabricators to manufacture our products. Because the manufacture of our display units involves highly complex processes and technical problems may arise, such liquid crystal display fabricators do not guarantee their manufacturing yields of our products. Problems in mass-production or lower than expected manufacturing yields could significantly harm our business and operating results. In addition, the complexity of our manufacturing processes will increase as the sophistication of our display units increases.

IF A MARKET FOR OUR PRODUCTS DOES NOT DEVELOP, OUR BUSINESS WILL LIKELY BE SIGNIFICANTLY HARMED.

         Various target markets for our microdisplays, including projectors, monitors, high-definition televisions, and portable microdisplays, are uncertain, may be slow to develop or could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. Gaining acceptance in this market may prove difficult because microdisplays offer a radically different approach to the presentation of information than current products provide. In order for us to succeed, not only must we offer end-product manufacturers better and less expensive microdisplays than our competitors, but the manufacturers themselves must also develop products that are commercially successful. Our failure to sell our microdisplays to such manufacturers or the failure of the ultimate target markets to develop as we expect will negatively affect our anticipated growth.

IF OUR MICRODISPLAYS DO NOT BECOME WIDELY ACCEPTED BY OUR CUSTOMERS OR THE END-USERS, OUR BUSINESS COULD BE SIGNIFICANTLY HARMED.

         Our microdisplays may not be accepted by a widespread market. Even if we successfully mass-produce a display that is used in a product, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

         o     superior technologies developed by our competitors;

         o     price considerations; and

         o     lack of anticipated or actual market demand for the products.

         We currently have agreements with a limited number of customers. Despite our reasonable efforts to retain these customers, we may not be successful in this regard. The loss of, or significant reduction in sales attributable to, any one or more of these customers could materially harm our business and financial condition.

WE DO NOT HAVE FIRM PURCHASE ORDERS FROM OUR CUSTOMERS AND CANNOT ASSURE YOU WE WILL OBTAIN THEM OR, IF WE DO, THAT THEY WILL GENERATE SIGNIFICANT REVENUES.

         Our customers have not yet provided us with firm purchase orders for our microdisplays. We have entered into five agreements with six original equipment manufacturers in China to sell our display units. These agreements, which differ from each other in certain respects, are subject to various material contingencies, including the failure of our display units to meet technical criteria satisfactory to the customer. In addition, even if our display units are successful and meet or exceed the customer's technical criteria, we may have problems implementing volume production of our display units. As a result of these contingencies, we do not have firm purchase orders for our display units. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change, and product obsolescence. Manufacturers may, at any time, cancel purchase commitments or reduce or delay orders thereby increasing our inventory and overhead risks. Therefore, we cannot assure you that these agreements may result in significant revenues, if any, to us.

IF OUR CUSTOMERS' PRODUCTS ARE NOT SUCCESSFUL, OUR BUSINESS WOULD BE MATERIALLY HARMED.

         We do not sell any products to end-users. Instead, we design and manufacture various product solutions that our customers (i.e., original equipment manufacturers) may incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers' products. Any significant slowdown in the demand for our customers' products would materially harm our business.

         Our dependence on the success of the products of our customers exposes us to a variety of risks, including our need to do the following:

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

THE ELECTRONICS INDUSTRY IS HIGHLY COMPETITIVE, WHICH MAY RESULT IN LOST SALES OR LOWER GROSS MARGINS.

         We serve highly competitive industries that are characterized by price erosion, rapid technological change and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins and lower market share. Some of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution and other resources than we possess. As a result, they may be able to introduce new products and respond to customer requirements more quickly than we can.

         Our competitive position could suffer if one or more of our customers decides to design and manufacture their own display units, to contract with our competitors, or to use alternative technologies. In addition, our customers typically develop a second source. Second source suppliers may win an increasing share of a program. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

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

OUR BUSINESS IS SIGNIFICANTLY AFFECTED BY CONDITIONS OR EVENTS OCCURRING IN THE ELECTRONICS INDUSTRY GENERALLY.

         The electronics industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production over-capacity. Since the electronics industry is cyclical in nature, we may experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

         Our results of operations have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future, which makes it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors that cause our operating results to fluctuate include the following:

         o introductions of displays and market acceptance of new generations of displays;

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

THE MARKET PRICE OF OUR COMMON SHARES IS HIGHLY VOLATILE.

         The market price of our common shares has been extremely volatile, reflecting reported losses, receipt of additional financing and changes of management. Other companies have found similar volatility correlates with class action securities lawsuits although to date we have not been a defendant in any such lawsuit. The trading price of our common shares in the future could continue to be subject to wide fluctuations in response to various factors, including the following:

         o     quarterly variations in our operating results;

         o actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

         o     public announcements regarding our business developments;

         o     changes in analysts' estimates of our financial performance;

         o     sales of large numbers of our common shares by our shareholders;

         o     general conditions in the electronics industry; and

         o     worldwide economic and financial conditions.

         In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices for many high-technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations and other factors may adversely affect the market price of our common shares.

OUR COMMON SHARES MAY NOT BE LIQUID.

         Our common shares are currently traded on The Nasdaq SmallCap Market. Our shareholders may find that it is more difficult to sell our common shares than shares that are listed on The Nasdaq National Market, American Stock Exchange or New York Stock Exchange. The trading volume of our common shares may be limited in part due to the marketability of our shares. Any swing in the price of our common shares may result in a material reduction in price because relatively few buyers may be available to purchase our common shares.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE COULD BE HARMED.

         Our development and operations depend substantially on the efforts and abilities of our senior management and qualified technical personnel. Our products require sophisticated production, research and development and technical support. The competition for qualified management and technical personnel is intense. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse affect on us, particularly since currently we do not have any life insurance policies in place to cover that contingency. Our success will depend upon our ability to attract and retain highly qualified scientific, marketing, manufacturing, financial and other key management personnel. We face intense competition for the limited number of people available with the necessary technical skills and understanding of our products and technology. We cannot assure you that we will be able to attract or retain such personnel or not incur significant costs in order to do so.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY FROM USE BY THIRD PARTIES, OUR ABILITY TO COMPETE IN THE INDUSTRY WILL BE HARMED.

         We believe that our success depends in part on protecting our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, [as well as confidentiality and assignment of inventions agreements from our employees, consultants and advisors] and other contractual provisions to establish and protect our intellectual property rights. Policing unauthorized use of our products and technology is difficult, however. Despite our efforts to protect our proprietary rights, we face the following risks:

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

         o     breach of confidentiality agreements;

         o intellectual property laws may not protect our intellectual property; and

         o effective protection of intellectual property rights may be limited or unavailable in some foreign countries, such as China, in which we may operate.

         There can be no assurance that we will have adequate remedies in the event any of the foregoing materializes. Failure to protect our intellectual property would limit our ability to produce and market our products in the future which would materially adversely affect our revenues generated by the sale of such products. In addition, third parties could assert that our products and technology infringe their patents or other intellectual property rights. As a result, we may become subject to future patent infringement claims or litigation, the defense of which is costly, time-consuming and diverts the attention of management and other personnel.

POLITICAL, ECONOMIC AND REGULATORY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS MAY LIMIT OUR ABILITY TO DO BUSINESS ABROAD.

         A substantial number of our manufacturers, customers and suppliers are located outside of the United States, principally in the Far East. Our international operations are subject to political and economic conditions abroad, protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, any of which could adversely affect our ability to manufacture or sell displays in foreign markets and to purchase materials or equipment from foreign suppliers. All of our agreements with customers are governed by foreign law and, therefore, are subject to uncertainty with regard to their enforceability.

WE DO NOT PAY CASH DIVIDENDS.

We have never paid any cash dividends on our common shares and do not anticipate that we will pay cash dividends in the near future. Instead, we intend to apply any future earnings to the expansion and development of our business.

ITEM 7.    FINANCIAL STATEMENTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
SpatiaLight, Inc.
Novato, California

We have audited the accompanying balance sheets of SpatiaLight, Inc. as of December 31, 2001 and 2000 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpatiaLight, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and has net capital deficiencies and negative working capital at December 31, 2001. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO Seidman, LLP

San Francisco, California

February 6, 2002

SPATIALIGHT, INC.
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

                                                                         2001                 2000
                                                                   -----------------    ------------------
ASSETS

Current assets
  Cash and cash equivalents                                               $2,728,134            $1,035,957
  Accounts receivable                                                              -                 2,500
  Prepaids and other current assets                                          105,158               159,534
                                                                   -----------------     -----------------
          Total current assets                                             2,833,292             1,197,991

Property and equipment, net                                                  607,066               570,585
Other assets                                                                  47,644                31,954
                                                                   -----------------     -----------------
               Total assets                                               $3,488,002            $1,800,530
                                                                   =================     =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                          $394,028              $347,104
  Short-term convertible notes                                             3,137,284             2,782,453
  Accrued expenses and other current liabilities                             170,036               129,668
                                                                   -----------------     -----------------
        Total current liabilities                                          3,701,348             3,259,225
Noncurrent liabilities
  Long term capital lease obligations                                              -                 4,483
                                                                   -----------------     -----------------
               Total liabilities                                           3,701,348             3,263,708
                                                                   -----------------     -----------------

Commitments

Stockholders' deficit:
  Common stock, $.01 par value:
     40,000,000 shares authorized;
     25,811,786 and 20,273,229 shares issued and outstanding
     at 2001 and 2000                                                        258,118               202,732
Additional paid-in capital                                                41,911,879            28,152,272
Notes and stock subscription receivable                                  (2,653,434)                     -
Accumulated deficit                                                     (39,729,909)          (29,818,182)
                                                                   -----------------     -----------------
        Total stockholders' deficit                                        (213,346)           (1,463,178)
                                                                   -----------------     -----------------
Total liabilities and stockholders' deficit                               $3,488,002            $1,800,530
                                                                   =================     =================


See accompanying notes to financial statements.

SPATIALIGHT, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 and 2000


                                                                                December 31,
                                                                   ----------------------------------
                                                                       2001                   2000
                                                                   -------------          -----------


Revenues                                                                 $10,000              $65,650
Cost of revenues                                                           1,000               16,625
                                                                    ------------          -----------
          Gross profit                                                     9,000               49,025

Selling, general and administrative expenses:
   General and administrative expenses                                 2,489,442            2,785,737
   Stock-based general and administrative expenses                     2,938,062            1,162,902
                                                                    ------------          -----------
          Total general and administrative expenses                    5,427,504            3,948,639

   Research and development expenses                                   2,426,590            3,344,547
                                                                    ------------          -----------
          Total operating expenses                                     7,854,094            7,293,186
                                                                    ------------          -----------
          Operating loss                                              (7,845,094)          (7,244,161)
                                                                    ------------          -----------
Other income (expenses):

  Interest expense:
          Interest expense                                              (268,905)            (114,189)
          Stock-based interest expense                                (1,824,864)            (561,346)
                                                                    ------------          -----------
           Total interest expense                                     (2,093,769)            (675,535)

   Interest and other income                                              34,369               87,427
                                                                    ------------          -----------
          Total other income (expenses)                               (2,059,400)            (588,108)
                                                                    ------------          -----------
   Loss before income taxes                                           (9,904,494)          (7,832,269)

Income tax expense                                                         7,233                1,600
                                                                    ------------          -----------
          Net loss                                                    (9,911,727)          (7,833,869)

Incentive warrants issued                                                      -             (606,303)
                                                                    ------------          -----------
Net loss attributable to common shareholders                        $ (9,911,727)         $(8,440,172)
                                                                    ============          ===========

Net loss per share attributable to common
   shareholders- basic and diluted                                       $(0.46)              $(0.44)
                                                                    ============          ===========
Weighted average shares used in computing
 net loss per share- basic and diluted                                21,469,960           19,178,639
                                                                    ============          ===========

See accompanying notes to financial statements

SPATIALIGHT, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                                           TOTAL
                                                                     ADDITIONAL                                            STOCK-
                                                COMMON STOCK          PAID-IN          NOTES             ACCUMULATED      HOLDERS'
                                          SHARES          AMOUNT      CAPITAL       RECEIVABLE            (DEFICIT)       DEFICIT
                                         ------------------------------------------------------------------------------------------

Balance January 1, 2000                  16,635,818     $166,359     $20,649,563    $         -       $ (21,378,010)   $  (562,088)

Conversion of interest on notes             169,092        1,690         793,964              -                   -        795,654

Issuance of common stock                      2,307           23          14,977              -                   -         15,000

Exercise of stock                         3,466,012       34,660       4,939,563              -                   -      4,974,223
  options and warrants
Issuance of options and                           -            -       1,147,902              -                   -      1,147,902
  warrants for services
Incentive warrants                                -            -         606,303              -            (606,303)             -

Net loss                                          -            -                              -          (7,833,869)    (7,833,869)
                                         ------------------------------------------------------------------------------------------
Balance December 31, 2000                20,273,229      202,732      28,152,272              -         (29,818,182)    (1,463,178)

Sale of common stock under
  private stock purchase agreements       2,437,304       24,374       4,503,293     (3,480,021)                  -      1,047,646

Conversion of notes and accrued interest    275,120        2,751         527,635              -                   -        530,386

Discount on notes payable                         -            -       1,443,000              -                   -      1,443,000

Issuance of stock, stock options and
    warrants for services                    21,889          219         402,508              -                   -        402,727

Issuance of stock and options
    to employees and directors              200,000        2,000       2,533,335              -                   -      2,535,335

Exercise of stock options and warrants    2,604,244       26,042       4,349,836       (492,708)                  -      3,883,170

Payments on notes receivable                      -            -               -      1,319,295                   -      1,319,295

Net loss                                          -            -               -              -          (9,911,727)    (9,911,727)
                                         ------------------------------------------------------------------------------------------
                                         25,811,786     $258,118     $41,911,879   $ (2,653,434)      $ (39,729,909)   $  (213,346)
                                         ==========================================================================================

See accompanying notes to financial statements

SPATIALIGHT, INC.
STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2001 AND 2000


Cash flows from operating activities:                                                     2001              2000
                                                                                      -------------      ------------
Net loss                                                                               $ (9,911,727)     $ (7,833,869)
Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                             290,293           218,176
  Stock-based general and administrative expense                                          2,938,062         1,162,902
  Stock-based interest expense                                                            1,824,864           561,346
  Other                                                                                           -            57,838
  Changes in operating assets and liabilities:
     Accounts receivable                                                                      2,500            (2,500)
     Inventories                                                                                  -             5,036
     Prepaid and other current assets                                                        54,376           (66,117)
     Accounts payable                                                                        46,924            60,363
     Accrued expenses and other current liabilities                                         294,359          (227,496)
     Other assets                                                                           (15,690)           (9,284)
                                                                                       ------------      ------------
                                             Net cash used in operating activities       (4,476,039)       (6,073,605)
                                                                                       ------------      ------------
Cash flows from investing activities:
  Purchase of property and equipment                                                       (326,774)         (524,746)
                                                                                       ------------      ------------
                                             Net cash used in investing activities         (326,774)         (524,746)
                                                                                       ------------      ------------
Cash flows from financing activities:
  Payments on capital lease obligations                                                      (5,121)          (14,024)
  Proceeds from issuance of convertible notes with warrants attached                              -         1,437,500
  Proceeds from issuance of convertible notes                                               250,000                 -
  Payments on notes receivable from shareholders                                          1,319,295                 -
  Proceeds from sales of stock                                                            1,047,646                 -
  Proceeds from exercise of warrants and options                                          3,883,170         4,974,223
                                                                                       ------------      ------------
                                         Net cash provided by financing activities        6,494,990         6,397,699
                                                                                       ------------      ------------
Net increase (decrease) in cash                                                           1,692,177          (200,652)

Cash at beginning of period                                                               1,035,957         1,236,609
                                                                                       ------------      ------------
Cash at end of period                                                                  $  2,728,134      $  1,035,957
                                                                                       ============      ============
Supplemental disclosure of cash flow information:

  Income taxes paid during the period                                                  $      7,233      $      1,600
                                                                                       ------------      ------------
  Interest paid during the period                                                      $     15,551      $     14,133
                                                                                       ------------      ------------
Non cash financing activities:

   Common stock issued upon conversion of notes and interest                           $    530,386      $    795,654
   Warrants issued to incent the exercise of certain warrants                          $          -      $    606,303
   Sale of stock for stock subscription                                                $  3,567,521      $          -
   Exercise of warrants in exchange for notes receivable                               $    492,708      $          -
   Discount on convertible notes due to beneficial conversion feature                  $  1,443,000      $          -

See accompanying notes to consolidated financial statements.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business - SpatiaLight, Inc. (SpatiaLight or the Company) is in the business of designing high-resolution microdisplays, which consist of liquid crystals and a glass cover on top of a silicon chip. These displays are also known as and commonly referred to as Liquid Crystal Displays
(LCD), Active Matrix Liquid Crystal Displays (AMLCD), Liquid Crystal on Silicon
(LCOS), and Spatial Light Modulators (SLM). These displays can provide high-resolution images suitable for applications such as computer monitors, high definition television, video projectors and other applications. To date, the Company has entered into five agreements with six original equipment manufacturers in China to provide display units for use in their products. In the event that the display units meet certain technical criteria satisfactory to the manufacturer upon the conclusion of the respective test periods specified in these agreements, as to which there can be no assurance, the Company expects to obtain substantial purchase orders from these manufacturers for these display units. These agreements are subject to various technical contingencies and there can be no assurance that these agreements will result in significant revenues, if any.

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

         Going Concern - Through December 31, 2001, the Company had sustained recurring losses from operations and, at December 31, 2001, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2002, the Company expects to meet its working capital and other cash requirements with cash derived from the exercise of warrants held by existing investors associated with two of the Company's directors. The Company's continued existence is dependent upon its ability to successfully market and sell its products. However, there can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, $1,523,653 and $1,007,402,
respectively, of money market securities, the fair value of which approximates cost, are included in cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

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

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)

         Revenue Recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The product is considered delivered to the customer once it has been shipped, and title and risk of loss have transferred. The Company reduces product revenue for estimated customer returns and sales allowances.

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

         Financial Instruments - The Company's financial instruments include cash and cash equivalents and debt. At December 31, 2001 and 2000 the fair values of cash and cash equivalents and debt issued without equity components approximated their financial statement carrying amounts. For certain debt issued with equity instruments attached, little or no value has been assigned to the debt and the fair value of the debt on a stand-alone basis is not easily determinable.

         Stock-based Compensation - The Company accounts for its stock-based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44. As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123, the Company discloses the proforma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

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

         Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS
142). SFAS 141 requires the use of the purchase method of accounting and prohibits

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)

the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of any intangible assets and goodwill based on the criteria in SFAS 141.

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

       In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of". The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Management does not expect this statement to have a material impact on the Company's financial position or results of operations upon adoption on January 1, 2002.

         Reclassifications. Certain prior year amounts have been reclassified in order to conform to current year presentation.

2.       ISSUANCE OF SECURITIES

Issuance and Exercise of Stock Options, Warrants and Stock in 2001

         During 2001, the Company issued 629,300 and 1,367,801 shares of common stock upon the exercise of employee stock options and warrants, respectively. Total cash received was $440,878 and $2,872,500, respectively.

         On April 18, 2001 the Company issued warrants to purchase 607,143 shares of common stock at an exercise price of $1.75 to a group of investors associated with Steven F. Tripp, a Director of the Company. The warrants were issued in exchange for the warrant holders' offer to assist the Company by augmenting its working capital through the purchase of common shares. The warrants were valued at $68,852 using the Black-Scholes option pricing model and the following assumptions: stock price $1.75, historical volatility 114%, risk free rate 6%, a dividend yield of zero, and a contractual term of 7 days. The value of these warrants is reflected in the statement of operations as a component of stock-based general and administrative expense.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)

         During the seven days following their issuance, the warrants referred to above were exercised. Total proceeds were $1,062,500. Of this amount, cash totaling $525,000 was received in exchange for the issuance of 300,000 shares of common stock. The remaining 307,143 warrants were exercised under warrant installment notes totaling $492,708 with a payment of $44,792 made on the date of exercise. The notes were due in eleven equal monthly installments. Interest of 6% is due and payable on the maturity date. At December 31, 2001 the remaining balance is $21,875. An escrow agent is holding 50,000 shares issued under the warrant installment notes until the notes have been paid in full.

         On October 22, 2001 the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $2.20 in exchange for consulting services rendered over the previous year. A value of $132,089 was assigned to the warrants using the Black-Sholes option pricing model and the following assumptions: stock price $2.20, historical volatility 114%, risk free rate 6%, a dividend yield of 0, and a contractual term of 2 years. The value of the warrant is reflected in the statement of operations as stock-based general and administrative expense.

         During 2001, 21,889 shares of common stock and 10,000 consultant options to purchase common stock at $2.02 were issued in exchange for services valued at $60,181. In addition, expenses related to the repricing of certain warrants previously issued to purchase 120,000 shares of common stock from $2.00 to $1.75 per share, and 600,000 shares from $3.50 to $2.50 per share, totaled $141,605. The repriced warrants were exercised, and are included in warrant exercises above.

Sales of Stock Under Private Stock Purchase Agreements in 2001

         During 2001, the Company sold 391,036 shares of common stock under private stock purchase agreements. The purchase prices range from $1.75 to $2.40; total cash received was $785,146.

         On October 1, 2001, the Company sold 100,000 shares of common stock under a private stock purchase agreement. The stock was sold at $1.75 per share and was due in four equal installments. The entire amount was paid on December 31, 2001.

         On May 15, 2001, the Company sold 600,000 shares of common stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $262,500. The balance of $787,500 was to be paid in three equal quarterly installments of $262,500. An escrow agent is holding the certificates for the shares being purchased until all three installments have been paid in full. At December 31, 2001 the remaining balance is $127,500.

         On May 15, 2001, the Company sold 1,346,268 shares of common stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $13,462. The balance of $2,342,507 was received in the form of a non-interest bearing stock subscription receivable, to be paid in four equal quarterly installments of $585,626. The purchaser was unable to make the first installment payment of $585,626 for reasons unrelated to the Company or its performance under the agreement, thereby defaulting under the agreement. On October 5, 2001, the Company entered into a new agreement with the purchaser, under which the purchaser agreed to forfeit the initial payment made under the prior agreement and pay a price per share of $1.87, or $2,517,521 in total. The remaining terms of the agreement did not change. At December 31, 2001 the remaining balance is $2,504,058. An escrow agent is holding the certificates for the shares being purchased until all four installments have been paid in full.

Note and Interest Conversions in 2001

         During 2001, the Company issued 142,857 shares upon the conversion of a $250,000 convertible note.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)

         During 2001, the Company issued 132,264 shares of common stock upon the conversion of accrued interest of $280,386 under certain convertible notes, which includes additional deemed interest of $208,165 due to beneficial conversion features of the interest on the underlying notes.

Stock-Based Compensation in 2001

         On October 18, 2000 the Board of Directors approved a grant of stock options to purchase 150,000 shares of common stock at an exercise price of $1.50 to Steven F. Tripp, a Director of the Company. The options were issued outside of the employee stock option plan and were subject to shareholder approval at the annual meeting of shareholders in June 2001. The options were issued in exchange for consulting services provided by Mr. Tripp and were ratified by the shareholders at the annual shareholders' meeting on June 8, 2001. The options were valued at $440,172 using the Black-Sholes option pricing model and the following assumptions: stock price $3.12, historical volatility 100%, risk free rate 4.75%, a dividend yield of zero, and a contractual term of 10 years. The value of these options is reflected in the statement of operations as a component of stock-based general and administrative expense.

         On October 18, 2000 the Board of Directors approved a grant of stock options to purchase 750,000 shares of common stock at an exercise price of $1.50 to Robert A. Olins, Acting Chief Executive Officer. The options were issued outside of the employee stock option plan subject to shareholder approval and were ratified by the shareholders at the annual shareholders' meeting on June 8, 2001. The intrinsic value of $1,215,000 was recorded in stock-based general and administrative expenses. The recording of that intrinsic value was required for financial statement reporting purposes because these stock options could only be valued as of the date of their approval by Shareholders on June 8, 2001 rather than the date of their grant to Mr. Olins on October 18, 2000.

         During 2001, 200,000 shares of stock valued at $740,000 were issued to an employee as compensation for services rendered. Other expenses related to the extension of certain employee stock options and the valuation of other employee and director options totaled $71,310, included in stock-based general and administrative expenses in the accompanying statements of operations.
Activity in warrants for 2001 and 2000 follows:


                                              2001                               2000
                                 --------------------------------    ----------------------------
                                    Shares           Weighted          Shares         Weighted
                                                     Average                          Average
                                                     Exercise                         Exercise
                                                      Price                            Price
                                 --------------    --------------    -------------   ------------
Balance, beginning of year           3,868,512          $2.94           6,704,712       $2.10
Granted                                707,143           1.81             320,815        6.13
Exercised                           (1,987,143)          2.21          (3,157,015)       1.48
                                             -              -                   -           -
                                   -----------          -----         -----------       -----
Balance, end of year                 2,588,512          $3.19           3,868,512       $2.94
                                   ===========          =====         ===========       =====


The exercised numbers include some cashless exercises, resulting in 12,199 and 6,003 fewer shares actually issued in 2001 and 2000, respectively.

         The 2001 exercises include 120,000 shares repriced from $2.00 to $1.75 prior to exercise and 600,000 shares repriced from $3.50 to $2.50 prior to exercise.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)

Year 2000 Transactions

         During the third quarter of 2000, the Company issued a warrant to purchase 150,000 shares of common stock in exchange for consulting services rendered over a 3-month period. The warrant has an exercise price of $4.00. A value of $173,935 was assigned to the option, using the Black-Sholes option pricing model and the following assumptions: volatility 100 %, risk-free interest rate 6.25%, a dividend yield of 0, and a contractual term of three years, and the stock price of $2.1875. This warrant was recorded as stock-based general and administrative expense.

         On February 10, 2000, the Company issued warrants to purchase 170,815 shares of the Company's common stock at an exercise price of $8.00 (the incentive warrants) in consideration of and to induce the exercise of warrants originally issued in August and September 1999. The incentive warrants, which expire on February 10, 2002, were valued at $606,303 using the Black-Scholes option pricing model and the following assumptions: stock price $6.38, historical volatility 114%, risk free rate 6%, a dividend yield of 0, and a contractual term of two years. The value of these incentive warrants is reflected in the statement of operations as a component of the net loss available to common shareholders.

         During the first quarter of 2000, the Company issued 1,899,015 shares of common stock upon the exercise of previously issued warrants. Net cash proceeds received were $4,178,793. During 2000, the Company issued an additional 1,251,977 and 315,000 shares of common stock upon the exercise of other warrants and employee stock options, respectively. Total cash received was $795,430. In addition, 2,307 shares of stock valued at $15,000 were issued in exchange for services. 169,092 shares of stock were issued upon the conversion of accrued interest of $795,654, which includes additional deemed interest of $711,108 due to beneficial conversion features of the interest on the underlying notes.

         During 2000, as part of a settlement agreement the Company reinstated a grant of 500,000 options that had lapsed on termination of a former employee. The options, with an exercise price of $0.75 and expiring in March 2001, resulted in compensation expense of $962,125. The fair value was calculated using the Black-Sholes options pricing model and the following assumptions: stock price $2.63, historical volatility 105%, risk free interest rate 6%, a dividend yield of zero, and a contractual life of seven months. This expense was recorded in stock-based general and administrative expense. These options were exercised in the first quarter of 2001.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)


3.   NOTES PAYABLE

         Convertible notes at December 31, 2001 consist of the following:

         A convertible note totaling $414,216, inclusive of accrued interest and net of a discount of $792,000 issued to Argyle Capital Management Corporation ("Argyle"), a company affiliated with Robert A. Olins, Acting Chief Executive Officer, Secretary, Treasurer and a Director of the Company. The outstanding principal as of December 31, 2001 is $1,188,000, and accrues interest at 6%. Both principal and interest are convertible into the Company's common shares at $.50 per share. On May 23, 2001 the due date was extended until December 31, 2002. On the extension date, the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000) was recorded as additional paid-in capital. The resulting discount to the debt is being amortized over the life of the extended note. For the years ended December 31, 2001 and 2000, additional stock-based interest expense of approximately $285,000 and $548,000, respectively, was recorded due to the beneficial conversion feature of the accrued interest, representing the excess value of the common shares potentially receivable upon conversion of the accrued interest, based on average prices during the period, over the aggregate conversion price for such shares. The note is secured by substantially all the assets of the Company.

         Convertible notes totaling $2,613,042 inclusive of accrued interest and net of a discount of $544,733, issued to a group of investors associated with Steven F. Tripp, a Director of the Company (the "Alabama Group"). The outstanding principal balance as of December 31, 2001 is $2,875,000 and accrues interest at 6%. Of the total amount of the notes, $1,437,500 is convertible into shares of the Company's common stock at $3.50 per share; the remaining $1,437,500 is convertible at $2.25 per share. On June 15, 2001 the due date was extended until December 31, 2002. On the extension date, the $255,000 excess aggregate value based on the then current market price, of the common shares receivable upon conversion of the notes, over the aggregate conversion price for the common shares convertible at $2.25 per share was recorded as additional paid-in capital. The resulting discount to the debt is being amortized over the life of the extended note.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)


Activity in notes payable for 2001 and 2000 follows:


                                                                              (PAYMENT) OR
DEBT PRINCIPAL:                      BALANCE AT DEC.    ADDITION OR NEW         DISCOUNT       CONVERSION TO    BALANCE AT
                                         31, 2000           DISCOUNT          AMORTIZATION         EQUITY      DEC. 31, 2001
                                    ------------------------------------------------------------------------------------------
Alabama Group                        $    2,875,000       $           -           $        -    $         -      $  2,875,000
Alabama Group Discount                   (1,433,885)           (255,000)           1,144,111              -          (544,774)
Argyle                                    1,188,000                   -                    -              -         1,188,000
Argyle discount                                   -          (1,188,000)             396,000              -          (792,000)
Convertible Note                                  -             250,000                    -       (250,000)                -
                                     --------------       -------------           ----------    -----------      ------------
               Total                      2,629,115         (1,193,000)            1,540,111      (250,000)         2,726,226
                                     --------------       -------------           ----------    -----------      ------------
INTEREST:
Accrued Argyle 6%                            12,078              72,270                    -        (66,132)           18,216
Accrued Alabama 6%                          101,732             181,083                    -              -           282,815
Convertible Note -  6%                            -              11,125              (11,125)             -                 -
Beneficial interest                          39,528             284,753                    -       (214,254)          110,027
                                     --------------       -------------           ----------    -----------      ------------
               Total                        153,338             549,231              (11,125)      (280,386)          411,058
                                     --------------       -------------           ----------    -----------      ------------
TOTAL SHORT-TERM CONVERTIBLE NOTES   $    2,782,453       $    (643,769)          $1,528,986    $  (530,386)     $  3,137,284
                                     ==============       =============           ==========    ===========      ============



                                                                              (PAYMENT) OR
DEBT PRINCIPAL:                      BALANCE AT DEC.    ADDITION OR NEW         DISCOUNT       CONVERSION TO    BALANCE AT
                                         31, 2000           DISCOUNT          AMORTIZATION         EQUITY      DEC. 31, 2001
                                   -----------------------------------------------------------------------------------------
Alabama Group                       $    1,437,500       $   1,437,500           $     -        $       -      $  2,875,000
Alabama Group Discount                  (1,437,500)                  -             3,615                -        (1,433,885)
Argyle                                   1,188,000                   -                 -                -         1,188,000
Argyle discount                                  -                   -                 -                -                 -
                                                 -                   -                 -                                  -
                                    --------------       -------------           -------        ---------      ------------
              Total                      1,188,000           1,437,500             3,615                -         2,629,115
                                    --------------       -------------           -------        ---------      ------------

INTEREST:
Accrued Argyle 6%                           24,156              72,468                 -          (84,546)           12,078
Accrued Alabama 6%                           4,181              97,551                 -                -           101,732
Beneficial interest                        202,587             548,049                 -         (711,108)           39,528
                                    --------------       -------------           -------        ---------      ------------
              Total                        230,924             718,068                 -         (795,654)          153,338
                                    --------------       -------------           -------        ---------      ------------
TOTAL SHORT-TERM CONVERTIBLE NOTES  $    1,418,924       $   2,155,568            $3,615       $ (795,654)     $  2,782,453
                                    ==============       =============           =======       ==========      ============


                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)


                                                                2001               2000
                                                            ------------        -----------
    Amortization of Alabama group discount                   $1,144,111           $  3,615
    Amortization of Argyle Capital discount                     396,000
    Effect of beneficial conversion priviledges                 284,753            548,049
    on Argyle Capital debt
    Other, net                                                                       9,682
                                                             ----------           --------
                                                             $1,824,864           $561,346
                                                             ==========           ========


4.  PROPERTY AND EQUIPMENT

    Property and equipment as of December 31, consists of the following:

                                                                2001               2000
                                                            ------------        -----------

    Office furniture and fixtures                            $  353,717          $  353,717
    Machinery and equipment                                   1,056,645             729,871
    Building and improvements                                    73,600              73,600
                                                             ----------          ----------
                                                              1,483,962           1,157,188
    Less accumulated depreciation                               876,896             586,603
                                                             ----------          ----------
                                                             $  607,066          $  570,585
                                                             ==========          ==========

         The Company incurred depreciation expense of $290,292 and $218,176 for the years ended December 31, 2001 and 2000, respectively.

         Included in fixed assets at December 31, 2001 and 2000 is equipment acquired under capital leases of $133,640 with accumulated depreciation of $133,640 and $117,519, respectively.


         The following is a summary of the future lease obligations as of December 31, 2001:


                                                                         Capital           Operating
                                                                        ---------         -----------
     Year ended December 31, 2002                                        $  4,823           $ 78,522
                                                                         --------           --------
       Total minimum lease payments                                         4,823             78,522
                                                                                            ========
       Less amount representing interest                                      340
                                                                         --------
       Present value of net minimum capital lease
         payments - all current                                          $  4,483

         Rent expense related to operating leases for the years ended December 31, 2001 and 2000 was $314,402 and $252,785, respectively.

                                 SPATIALIGHT INC
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)

5.   INCOME TAXES

     Income taxes for the year ended December 31, are comprised of the following:


                                                  Current          Deferred           Total
                                               -----------        ----------        ---------
     Year ended December 31, 2001
     Federal                                      $     -            $   -           $     -
     State                                          7,233                -             7,233
                                                  -------            -----           -------
     Total                                        $ 7,233            $   -           $ 7,233
                                                  =======            =====           =======

     Year ended December 31, 2000
     Federal                                      $     -            $   -           $     -
     State                                          1,600                -             1,600
                                                  -------            -----           -------
     Total                                        $ 1,600            $   -           $ 1,600
                                                  =======            =====           =======

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

                                                                               2001                     2000
                                                                          --------------           -------------
      Computed "expected" tax benefit                                       $(3,369,988)            $(2,663,514)
                                                                            -----------             -----------

      Permanent differences                                                     813,818                (482,404)
      Losses for which no benefit has been recognized                         2,975,831               3,575,489
      State tax benefit, net of federal income tax effect                      (412,428)               (427,971)
                                                                            -----------             -----------
      Total tax expense                                                     $     7,233             $     1,600
                                                                            ===========             ===========

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 is presented below:

                                                                                 2001                     2000
                                                                            --------------           -------------
      Deferred tax assets:
           Net operating loss carryforwards                                  $ 13,270,887              $10,170,507
           Equity investment losses                                                99,865                   99,865
           Accrued expenses                                                        22,184                   15,997
           Research and development credits                                     1,049,622                  998,524
           Options and warrants                                                   829,352                  457,210
                                                                             ------------             ------------
                    Gross deferred tax assets                                  15,271,910               11,742,083
                    Valuation allowance                                       (15,271,910)             (11,742,083)
                                                                             ------------             ------------
           Net deferred tax assets                                           $          -             $          -
                                                                             ============             ============

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)

         The net change in the total valuation allowance was $3,529,827 and $3,613,015 for the years ending December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $33,800,000 for federal and $30,300,000 for state tax purposes, respectively, which expire in varying amounts from 2005 for federal and have already begun to expire for state. In addition, as of December 31, 2001, the Company had research and development carryforwards of approximately $659,000 for federal, which will begin to expire in 2008 and $592,200 for state tax purposes, which will begin to expire in 2009.

         Under the provisions of the Internal Revenue Code, should substantial changes in the Company's ownership occur, the utilization of net operating loss carryforwards may be limited.

         Deferred tax assets resulting from net operating losses attributable to stock option exercises and warrant issuances could result in a $1,413,000 credit to additional paid-in capital if realized.

6.       STOCKHOLDERS' EQUITY

         Stock Option Plans - In 1999 the Shareholders approved the 1999 Stock Option Plan, which replaced the Company's 1993 Non-Statutory Employee Stock Option Plan, the 1993 Non-Statutory Director Stock Option Plan, and the 1991 Stock Option Plan. The Plan authorizes the issuance of options to purchase up to 4,000,000 shares of the Company's common stock. The Plan provides for options which may be issued as nonqualified or qualified incentive stock options under
Section 422A of the Internal Revenue Code of 1986, as amended.

         Under the Plan, the Company may grant options to employees at prices not less than 85% of fair market value for non-statutory stock options, and to directors at the fair market value at the date of grant.

         These options expire 10 years from the date of grant and become vested and exercisable 50% at the end of year one and 50% at the end of year two. Options under the Plan are granted at the discretion of the Board of Directors/Compensation Committee. All options granted through 2001 have been granted at fair market value.
         The following is a status of the options under the Plan and outside of the Plan and a summary of the changes in options outstanding during 2001 and 2000:


                                                 NUMBER OF SHARES    WEIGHTED AVERAGE PRICE
                                               --------------------  -----------------------
         Outstanding January 1, 2000                2,873,800                 $2.71
         Options granted under the plan               240,000                  2.72
         Options exercised                           (315,000)                  .57
         Options canceled                            (782,500)                 5.75
                                               --------------                 -----

         Outstanding December 31, 2000              2,016,300                 $1.84
         Options granted under the plan               655,000                  2.20
         Options granted outside the plan           2,875,000                  3.77
         Options exercised                           (629,300)                  .70
         Options cancelled                           (292,500)                 2.68
                                               --------------                 -----
         Outstanding December 31, 2001              4,624,500                 $3.20
                                               ==============                 =====

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)

         At December 31, 2001, 2,875,000 of the options outstanding were granted outside of the plan. Options exercisable as of December 31, 2001 and 2000 totaled approximately 1,920,750 and 1,591,300 options, respectively, at a weighted average exercise price of $1.90 and $1.27 per share, respectively. Of the options exercisable as of December 31, 2001, 900,000 options were issued outside of the Plan at a weighted average exercise price of $1.50.

         The weighted average fair value of options granted during 2001 and 2000:


                                                               2001             2000
                                                               ----             ----

         Exercise price equals market price                   $1.53             $1.25
         Exercise price is less than market price             $2.42             $   -


         Additional information regarding options outstanding as of December 31, 2001 is as follows:


                                                                                   OPTIONS
                               OPTIONS OUTSTANDING                                EXERCISABLE
         --------------------------------------------------------------   --------------------------
                                                Weighted
                                                 Average      Weighted                   Weighted
                                                Remaining      Average                    Average
              Range of       Outstanding at    Contractual    Exercise       Number      Exercise
          Exercise Prices   December 31, 2001  Life (Yrs.)      Price     Exercisable      Price
         --------------------------------------------------------------------------------------------

         $6.01 - 7.00                12,500         10.0      $    7.00            0       $   0.00
         $5.01 - 6.00               285,000          8.1      $    5.75      270,000       $   5.75
         $4.01 - 5.00             2,005,000          9.5      $    4.80       15,000       $   4.92
         $3.01 - 4.00                25,000          7.5      $    3.81       25,000       $   3.81
         $2.01 - 3.00               590,000          9.5      $    2.21       35,000       $   2.72
         $1.01 - 2.00             1,095,000          9.4      $    1.49      963,750       $   0.08
         $0.25 - 1.00               612,000          5.2      $    0.65      612,000       $   0.65
                            ------------------                            -------------
                                  4,624,500                                1,920,750
                            ==================                            =============

         At December 31, 2001, 1,037,500 shares were available for future grants under the Plan.

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

         The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life 24 months in 2001 and 2000, historical volatility 114% in 2001 and 2000, and risk-free interest rates of 6% in 2001 and 2000. No dividends are expected for the term of the options. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2001 and 2000 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been as follows:

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)


                                                                            Years ended December 31,
                                                                     ------------------------------------
                                                                         2001                   2000
                                                                     -------------          -------------
    Net loss attributable to common shareholders, as reported        $ (9,911,727)          $ (8,440,172)
    Pro forma net loss attributable to common shareholders           $(12,693,467)          $(11,404,941)
    Net loss per share attributable to common shareholders
    - basic and diluted                                              $      (0.46)          $      (0.44)

    Pro forma net loss per share available to common
         shareholders - basic and diluted                            $      (0.59)          $      (0.59)


         Diluted net loss per share

         Diluted net loss per share does not include the effect of the following potential common shares at December 31:


                                                                                           2001            2000
                                                                                       ------------    -----------

    Shares issuable under stock options                                                  4,624,500       2,016,300

    Shares issuable pursuant to warrants to purchase common shares                       2,588,512       3,868,512

    Shares of convertible notes and accrued interest on an "as if converted" basis       3,462,035       3,425,603

         The weighted average exercise price of stock options outstanding was $3.20 and $1.84 as of December 31, 2001 and 2000, respectively. The weighted average exercise price of warrants was $3.37 and $3.11 per share as of December 31, 2001 and 2000, respectively.

7.       SEGMENT INFORMATION

         The Company's chief operating decision-maker is the Acting Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying financial statements of operations. Therefore, the Company has determined that it operates in a single business segment. The Company's revenue for 2001 and 2000 consisted of sales of development kits. All assets are located in the United States.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


                 NAME               AGE                POSITION(S)
                 ----               ---                -----------
         Lawrence J. Matteson        62         Director
         Robert A. Olins             45         Director, Acting Chief Executive Officer, Treasurer,
                                                Secretary
         Miles L. Scott              51         Vice President Engineering/Manufacturing
         Steven F. Tripp             33         Director
         Claude Piaget               60         Director

         All Directors serve for terms of one year and until their successors are duly elected. Miles L. Scott, Vice President Engineering/Manufacturing, has an employment contract with the Company for a one-year period, which is extendable for subsequent one-year periods at the option of the Company.

         LAWRENCE J. MATTESON, Chairman of the Board since April 2001, has served as Director since 1991, and previously served as the Chairman of the Board from 1995 through 1997. He currently is an executive professor of business policy at the William E. Simon Graduate School of Business Administration, University of Rochester. Mr. Matteson was Senior Vice President and General Manager, Electronic Imaging for Kodak until December 1991. Mr. Matteson began his career with Kodak in 1965 as a research engineer and has worked at Kodak in various positions continuously from that date until December 1991. He holds degrees in engineering and an MBA from the University of Rochester Graduate School of Business.

         ROBERT A. OLINS, Director since February 1998, Acting Chief Executive Officer, Secretary and Treasurer since June 2000. Mr. Olins has served as President of Argyle Capital Management Corporation during the past seventeen years. Argyle Capital Management Corporation is a private investment advisory company.

         MILES L. SCOTT, Vice President Engineering/Manufacturing since October 1998, had been the Vice President of Operations and Director of Development at New Interconnection and Packaging Technologies (NIPT) from 1997 to 1998. Mr. Scott was also Program Manager and Senior Process Engineer with Silicon Mountain Design, where he developed, fabricated and commercialized silicon based CCD cameras and displays from 1995 to 1997. Before that position, Mr. Scott was the Principal Engineer and Business Development Leader for Teledyne Brown Engineering from 1991 to 1995. Mr. Scott was also a Founder and Chief Engineer for Optical Transformations, and worked at the MIT Lincoln Labs as part of his 19 years with the U.S. Air Force. Mr. Scott has productized high-speed CCD cameras, Liquid Crystal Displays (LCD), and analog micro-lens arrays through Micro-machining techniques. Mr. Scott received his BS in Electrical Engineering from the University of Utah.

         STEVEN F. TRIPP, Director since June 1999, is President and Chief Executive Officer of KnoWare, Inc. since 1998. KnoWare is a privately held software development company focused on internet based check image and check fraud detection software for financial institutions. Mr. Tripp was Owner and Vice President of Document Solutions from 1990 to 1998. Mr. Tripp has worked in the software development industry for 10 years with a primary focus on digital imaging.

         CLAUDE PIAGET, Director since June 2001, served as Chief Executive Officer and Senior Vice President, International Relations of Digital Video Broadcasting, a global consortium involved in the promotion of unified worldwide standards for digital television. Dr. Piaget's broad industry experience includes several executive positions with Philips Electronics, including market development manager from 1995 to 1997, company strategy expert from 1994 to 1995, and development manager from 1986 to 1994. Previously he was involved in studying semiconductor physics, components, devices and systems. He has participated in the development of information and communication technologies and consortiums in Europe, Asia Pacific and Latin America. He holds a Masters degree in Physics Engineering and a Ph.D. in Physics from University of Paris.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us for fiscal 2001, the Company believes that all executive officers, directors and greater than 10% shareholders filed the required Section 16(a) reports in a timely manner.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company for the fiscal year ended December 31, 2001 to the Company's Chief Executive Officer and other executive officers of the Company who received total salary and bonuses in excess of $100,000 during fiscal 2001.

                           SUMMARY COMPENSATION TABLE

                                                                              SECURITIES           ALL
                                                                              UNDERLYING          OTHER
             NAME AND PRINCIPAL POSITION               YEAR     SALARY ($)  OPTIONS/SARS (#)   COMPENSATION
             ---------------------------              ------    ----------  ----------------   ------------
                                                                                                    ($)
Robert A. Olins, Acting CEO, Treasurer, Secretary      2001    $      0       1,275,000              0
                                                       2000    $      0               0              0
                                                       1999    $      0               0              0

Miles L. Scott, Vice President, Engineering/           2001    $200,000               0              0
Manufacturing                                          2000    $192,115               0              0
                                                       1999    $100,000         125,000(1)           0

    (1) This stock option grant vests over a three-year period and is subject to the optionee meeting specific performance targets. Of the 125,000 options granted to Mr. Scott, 41,667 shares vested as of 12/31/01.

COMPENSATION OF DIRECTORS

         In fiscal 2001, all Directors waived their non-management Director's fee of $500.00 per board meeting. In fiscal 2001, 150,000 options were granted to Steven F. Tripp in exchange for consulting services. In fiscal 2001, 25,000 options were granted to Claude Piaget for his services as a director. In addition, Dr. Piaget was granted 25,000 options for certain consulting services, which vest over a two-year period.

EMPLOYMENT CONTRACTS

         The Company is party to an employment agreement, dated December 31, 1999, with Miles L. Scott to serve as Vice President Engineering/Manufacturing, which is in effect through December 31, 2002, with one-year extensions at the option of the Company. As currently in effect, the agreement provides for a salary of $200,000 and a grant of Incentive Stock Options to purchase 125,000 shares of common stock vesting over a three-year period depending upon the achievement of certain performance criteria. As of December 31, 2001, 41,667 of these shares have vested.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock, as of December 31, 2001 based upon a total of 25,811,786 shares outstanding, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock, (ii) by each of the executive officers mentioned in the table under "Executive Compensation" and by each of the Company's directors, and (iii) by all officers and directors as a group.


                         NAME AND ADDRESS                              AMOUNT AND NATURE OF            PERCENT OF
                         BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP               CLASS
    -------------------------------------------------------------------------------------------------------------------
     Estate of Isidore A. Becker                                           3,832,243 (1)                 14.85%
     Harvey Krauss, Esq., Snow Becker Krauss P.C.
     605 Third Avenue
     New York, NY 10158-0125
    -------------------------------------------------------------------------------------------------------------------
     Argyle Capital Management Corporation                                 3,554,806 (2)                 12.26%
     Robert A. Olins
     9 Commercial Blvd., Suite 200
     Novato, CA 94949
    -------------------------------------------------------------------------------------------------------------------
     Raymond L. Bauch                                                      1,428,300 (3)                  5.53%
     19 Old Kings Road, Suite C105
     Palm Coast, FL 32137
    -------------------------------------------------------------------------------------------------------------------
     Steven F. Tripp                                                          323,457 (4)                 1.24%
     9 Commercial Blvd., Suite 200
     Novato, CA  94949
    -------------------------------------------------------------------------------------------------------------------
     Lawrence J. Matteson                                                     275,000 (5)                 1.05%
     9 Commercial Blvd., Suite 200
     Novato, CA  94949
    -------------------------------------------------------------------------------------------------------------------
     Miles L. Scott                                                           208,334 (6)                   *
     9 Commercial Blvd., Suite 200
     Novato, CA  94949
    -------------------------------------------------------------------------------------------------------------------
     Claude Piaget                                                             50,000 (7)                   *
     9 Commercial Blvd., Suite 200
     Novato, CA 94949
    -------------------------------------------------------------------------------------------------------------------
     All directors and officers as a group                                  4,411,597                    14.85%
     (5 persons)
    -------------------------------------------------------------------------------------------------------------------

     * Represents less than 1% of class

(1)  Based solely upon information filed in a Schedule 13G by named shareholder.
(2) Includes 2,413,632 shares beneficially owned subject to conversion of principal and interest of convertible notes held by Argyle Capital Management Corporation, of which Mr. Olins is President and over which Mr. Olins exercises voting control. Also includes 775,000 shares subject to outstanding stock options held by Mr. Olins that are exercisable as of December 31, 2001.
(3)  Based solely upon information filed in a Schedule 13G by named shareholder.
(4) Includes 175,000 shares subject to outstanding stock options held by Mr. Tripp that are exercisable as of December 31, 2001. 142,857 shares issuable upon conversion of principal and interest of convertible notes held by the Steven F. Tripp Trust are not included. Steven F. Tripp a Director of the Company, beneficiary of the Trust, does not have voting or dispositive power over these shares.
(5) Includes 275,000 shares subject to options exercisable as of December 31, 2001.
(6) Includes 208,334 shares subject to options exercisable as of December 31, 2001.
(7)  Includes 50,000 shares subject to options not exercisable within 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In various transactions in 1998, Argyle Capital Management Corporation purchased convertible notes of the Company in the outstanding aggregate principal amount of $1,188,000. Argyle Capital Management Corporation is wholly owned by Robert A. Olins, who became a Director of the Company after approximately half of the convertible notes had been been purchased, and who is currently the Acting Chief Executive Officer, Secretary and Treasurer of the Company. These convertible notes accrue interest at 6% and are convertible, together with outstanding accrued interest, at $0.50 per share. These notes were originally due on December 31, 1999, then extended to June 30, 2001 and have been extended until December 31, 2002, on the same terms.

         In December 1999, a group of investors (the "Alabama Group") purchased convertible notes of the Company in the outstanding principal amount of $2,875,000 and was issued warrants to purchase 821,429 common shares in conjunction with its purchase of the convertible notes. A member of the Alabama Group is the Steven F. Tripp Trust, a trust whose beneficiary is Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of the Steven F. Tripp Trust and therefore has no investment or voting control over the securities in the trust. These convertible notes accrue interest at 6% and half are convertible at a price of $3.50 per share and the other half are convertible at a price of $2.25 per share. The warrants are exercisable at a price of $3.50 per share.

         In April 2001 the Company issued warrants to purchase 607,143 shares of common stock to this same group of investors. These warrants were exercised in April 2001 in exchange for cash and notes. $21,875 of these notes remained unpaid at December 31, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

1.     EXHIBITS

         EXHIBIT #                DESCRIPTION
         ---------                -----------

            3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed November 18, 1999).
            3.2 Bylaws (incorporated by reference to Exhibit B to the Company's Form 8-K filed February 7, 1995).
           10.1 1991 Employee Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit
                    10.1 to the Company's Registration Statement on Form S-1 filed February 13, 1992).
           10.2 1993 Nonstatutory Employee Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed February 13, 1992).
           10.3 1993 Nonstatutory Directors Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed February 13, 1992).
           10.4     1999 Stock Option Plan (incorporated by reference to Exhibit
                    10.4 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed on November 18, 1999).
           10.5 Form of Convertible Secured Loan Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A to such form (incorporated by reference to Exhibit 10.9 to the Company's Form 10KSB filed April 14, 2000).
           10.6 Form of Security Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Schedule A to such form (incorporated by reference to Exhibit 10.10 to the Company's Form 10KSB filed April 14,
                    2000).
           10.7 Form of Registration Rights Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A to such form (incorporated by reference to Exhibit 10.11 to the Company's Form 10KSB filed April 14,
                    2000).
           10.8 Form of Agreement and Warrant to Purchase Common Shares, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on the Exhibit A of Convertible Secured Loan Agreement (incorporated by reference to Exhibit
                    10.12 to the Company's Form 10KSB filed April 14, 2000).
           10.9 Form of Convertible Secured Note, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A of the Convertible Secured Loan Agreement (incorporated by reference to Exhibit 10.13 to the Company's Form 10KSB filed April 14, 2000).
           10.10 Employment Agreement between the Company and Miles L. Scott dated December 31, 1999 (incorporated by reference to Exhibit 10.17 to the Company's Form 10KSB filed on April 14,
                    2000).
           10.11 Settlement Agreement between the Company and Michael Burney dated August 23, 2000.
           10.12 Standard Office Lease dated February 22, 1999, between Dennis A. and Susan Johann Gilardi and SpatiaLight, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Form 10QSB filed on May 17, 1999).
           10.13* Memorandum of Understanding between China Electronics Corporation (CEC) and SpatiaLight, Inc.
           10.14 Memorandum of Understanding between HiSense Electric Co., Ltd. / IRICO Group Corp. and SpatiaLight, Inc.
           10.15 Agreement of Principal Terms between Skyworth Display Ltd. and SpatiaLight, Inc.
           10.16**
           10.17 Agreement of Principal Terms between Panda Electronics Group Co. Ltd. (Panda) and SpatiaLight, Inc.
           16.1 Letter from KPMG LLP pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to Exhibit 1 of the Company's Form 8-K filed April 9, 2001).
           21.1     Principal subsidiaries of the Company.

           23.1     Consent of BDO Seidman, LLP

*Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**Confidential treatment has been requested with respect to this entire exhibit. The entire exhibit has been filed separately with the Securities and Exchange Commission.

2.       REPORTS ON FORM 8-K.

         The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

         In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2002.

                                  SPATIALIGHT, INC.

                                  By: /s/ ROBERT A. OLINS
                                      ---------------------------
                                         Robert A. Olins
                                         Acting Chief Executive Officer,
                                         Treasurer and Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                                          TITLE                                 DATE
         ---------                                          -----                                 ----
/s/LAWRENCE J. MATTESON                          Director                                        March 21      , 2002
----------------------------------------                                                         -------------
Lawrence J. Matteson



/s/ROBERT A. OLINS                               Director, Acting Chief                          March 21      , 2002
----------------------------------------                                                         -------------
Robert A. Olins                                  Executive Officer, Treasurer and Secretary
                                                 (Principal Executive, Financial
                                                 & Accounting Officer)


/s/STEVEN F. TRIPP                               Director                                        March 21      , 2002
----------------------------------------                                                         -------------
Steven F. Tripp




/s/CLAUDE PIAGET                                 Director                                        March 21      , 2002
----------------------------------------                                                         -------------
Claude Piaget