Form 10KSB/A
period 2001-12-31
SPATIALIGHT INC
filed 2002-04-23
CIK 881468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------
                                 FORM 10-KSB/A

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

         None of the above securities transactions involved any underwriters.

         All of the purchasers of the Company's securities in the above-described securities transactions were "Accredited Investors" within the meaning of Rule 501 under Regulation D of the Securities Act of 1933, as amended (the 1933 Act) and, accordingly, all of these transactions were exempt from registration under the 1933 Act by reason of Section 4(2) thereof.

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

         On October 22, 2001 the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $2.20 in exchange for consulting services rendered over the previous year. A value of $132,089 was assigned to the warrants using the Black-Scholes option pricing model and the following assumptions: stock price $2.20, historical volatility 114%, risk free rate 6%, a dividend yield of 0, and a contractual term of 2 years. The value of the warrant is reflected in the statement of operations as stock-based general and administrative expense.

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

         During 2001, 200,000 shares of stock valued at $740,000 were issued to an employee as compensation for services rendered. Other expenses related to the extension of certain employee stock options and the valuation of other employee and director options totaled $140,163, included in stock-based general and administrative expenses in the accompanying statements of operations. Of this amount, $49,360 related to employee related charges and $90,803 related to officer and director related charges.


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

         During the fourth quarter of 2000, the Company issued an option to purchase 10,000 shares of Company stock as compensation for consulting services previously rendered. The options have an exercise price of $1.25. A value of $11,842 was assigned to the option, using the Black-Scholes option pricing model and the following assumptions: volatility 114%, risk-free interest rate 6%, a dividend yield of $0, an expected life of 10 years, and a stock price of $1.25. The value of this option was recorded as stock-based general and administrative expense.

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

         During 2000, as part of a settlement agreement the Company reinstated a grant of 500,000 options that had lapsed on termination of a former employee. The options, with an exercise price of $0.75 and expiring in March 2001, resulted in compensation expense of $962,125. The fair value was calculated using the Black-Scholes options pricing model and the following assumptions: stock price $2.63, historical volatility 105%, risk free interest rate 6%, a dividend yield of zero, and a contractual life of seven months. This expense was recorded in stock-based general and administrative expense. These options were exercised in the first quarter of 2001.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)


         Stock-based administrative expense discussed above is summarized as follows:

                                        Year-end December 31,
                                    ----------------------------
                                      2000             2001
                                    -----------       ----------
Repricing to induce exercise        $  141,605        $        -
Warrants and other charges             261,122           200,777
Stock grants to employees            1,745,975                 -
Other employee-related charges         740,000                 -
Reinstatement of options                49,360           962,125
                                    ----------        ----------
                                    $2,938,062        $1,162,902
                                    ==========        ==========

3.   NOTES PAYABLE

         Convertible notes at December 31, 2001 consist of the following:

         A convertible note totaling $414,216, inclusive of accrued interest and net of a discount of $792,000 issued to Argyle Capital Management Corporation ("Argyle"), a company affiliated with Robert A. Olins, Acting Chief Executive Officer, Secretary, Treasurer and a Director of the Company. The outstanding principal as of December 31, 2001 is $1,188,000, and accrues interest at 6%. Both principal and interest are convertible into the Company's common shares at $.50 per share. On May 23, 2001 the due date was extended until December 31, 2002. On the extension date, the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000) was recorded as additional paid-in capital. The resulting discount to the debt arising from the beneficial conversion feature is being amortized over the life of the extended note. For the years ended December 31, 2001 and 2000, additional stock-based interest expense of approximately $285,000 and $548,000, respectively, was recorded due to the beneficial conversion feature of the accrued interest, representing the excess value of the common shares potentially receivable upon conversion of the accrued interest, based on average prices during the period, over the aggregate conversion price for such shares. The note is secured by substantially all the assets of the Company.

         Convertible notes totaling $2,613,042 inclusive of accrued interest and net of a discount of $544,733, issued to a group of investors associated with Steven F. Tripp, a Director of the Company (the "Alabama Group"). The outstanding principal balance as of December 31, 2001 is $2,875,000 and accrues interest at 6%. Of the total amount of the notes, $1,437,500 is convertible into shares of the Company's common stock at $3.50 per share; the remaining $1,437,500 is convertible at $2.25 per share. On June 15, 2001 the due date was extended until December 31, 2002. On the extension date, the $255,000 excess aggregate value based on the then current market price of $2.65 per share of the common shares receivable upon conversion of the notes, over the aggregate conversion price for the common shares convertible at $2.25 per share was recorded as additional paid-in capital. The resulting discount to the debt arising from the beneficial conversion feature is being amortized over the life of the extended note.

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
                                     ==============       =============           ==========    ===========      ============



                                                                              (PAYMENT) OR
DEBT PRINCIPAL:                      BALANCE AT DEC.    ADDITION OR NEW         DISCOUNT       CONVERSION TO    BALANCE AT
                                         31, 1999           DISCOUNT          AMORTIZATION         EQUITY      DEC. 31, 2000
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
                                    ==============       =============           =======       ==========      ============


                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)


                                                                2001               2000
                                                            ------------        -----------
    Amortization of Alabama group discount                   $1,144,111           $  3,615
    Amortization of Argyle Capital discount                     396,000
    Effect of beneficial conversion privileges                  284,753            548,049
    on Argyle Capital debt
    Other, net                                                                       9,682
                                                             ----------           --------
                                                             $1,824,864           $561,346
                                                             ==========           ========


4.  PROPERTY AND EQUIPMENT

    Property and equipment as of December 31, consists of the following:

                                                                2001               2000
                                                            ------------        -----------

    Office furniture and fixtures                            $  353,717          $  353,717
    Machinery and equipment                                   1,056,645             729,871
    Building and improvements                                    73,600              73,600
                                                             ----------          ----------
                                                              1,483,962           1,157,188
    Less accumulated depreciation                               876,896             586,603
                                                             ----------          ----------
                                                             $  607,066          $  570,585
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

         In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of April, 2002.

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


         SIGNATURE                                          TITLE                                 DATE
         ---------                                          -----                                 ----
/s/LAWRENCE J. MATTESON                          Director                                        April 23, 2002
----------------------------------------
Lawrence J. Matteson



/s/ROBERT A. OLINS                               Director, Acting Chief                          April 23, 2002
----------------------------------------
Robert A. Olins                                  Executive Officer, Treasurer and Secretary
                                                 (Principal Executive, Financial
                                                 & Accounting Officer)


/s/STEVEN F. TRIPP                               Director                                        April 23, 2002
----------------------------------------
Steven F. Tripp




/s/CLAUDE PIAGET                                 Director                                        April 23, 2002
----------------------------------------
Claude Piaget