Form 10KSB/A
period 2001-12-31
SPATIALIGHT INC
filed 2002-04-26
CIK 881468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------
                                 FORM 10-KSB/A
                                AMENDMENT NO. 2


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

TO DATE, WE HAVE ONLY MANUFACTURED MICRODISPLAYS IN LIMITED COMMERCIAL QUANTITIES AND DIFFICULTIES MASS-PRODUCING OUR MICRODISPLAYS MAY CAUSE US TO BE UNABLE TO MEET CUSTOMER DEMANDS AND OUR OPERATING RESULTS COULD BE SIGNIFICANTLY HARMED.

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

         Our microdisplays are assembled by combining the silicon backplanes with electronic components. The design and manufacture of liquid crystal displays and display units are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. We have working arrangements with several liquid crystal display fabricators to manufacture our products. We also have working arrangements with the manufacturer of the light engines and lamps required in the assembly of our microdisplay units. We have recently entered into an agreement for the supply of prisms and filters which are also required for the assembly of such units. Except for that agreement, we do not have written agreements which are binding upon the manufacturers of the other components and any such manufacturer is not now bound to furnish us with any specific quantities of their products at previously specified prices. At this date, the Company is not aware that any of those manufacturers have known shortages of critical material.

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

         During the past six months, we entered into five agreements with six original equipment manufacturers in China to sell our display units. All of these agreements require that we supply prototypes of our display units and that they meet technical criteria satisfactory to each of such prospective customers. If these tests of our display units satisfy these prospective customers, three of these agreements require such customers to place purchase orders for designated quantities of our display units. The remaining agreements indicate that under such circumstances the parties will negotiate such purchase orders. Three of these agreements provide for one or more specific periods for the testing of our display units; the fourth agreement leaves open the number of "months" for testing of prototypes; and the fifth agreement is silent on the matter. Three of these agreements also have clauses which prohibit these prospective customers from working with any of our competitors during the testing periods.

         The testing of our display units by certain of these prospective customers commenced after these agreements were signed. The Company has recently been advised by certain of these prospective customers that they are satisfied with the results of the testing of the prototypes under their agreements with the Company and that they are prepared to negotiate final terms of purchase orders for our microdisplay units in the near future. Similar to all agreements for the sale of technology products to foreign customers, these agreements are subject to various other contingencies and, by reason of these contingencies, we cannot assure that they will result in significant revenues, if any, to us as of this date.

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

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000 (Continued)


         Stock-based administrative expense discussed above is summarized as follows:

                                                    Year-end December 31,
                                               --------------------------------
                                                  2001                  2000
                                               ----------            ----------
Warrants issued to investors                   $   68,852            $        -
Warrants issued to consultants                    132,089               173,935
Options and stock grants to consultants            60,181                26,842
Repricing to induce exercise of warrants          141,605                     -
Options granted to officer and director         1,655,172                     -
Stock grant to employee                           740,000                     -
Other employer related charges                     49,360                     -
Other officer and director related charges         90,803                     -
Reinstatement of options                                -               962,125
                                               ----------            ----------
                                               $2,938,062            $1,162,902
                                               ==========            ==========

                   WARRANT ACTIVITY IS SUMMARIZED AS FOLLOWS

                                              2001                               2000
                                 --------------------------------    ----------------------------
                                    Shares           Weighted          Shares         Weighted
                                                     Average                          Average
                                                     Exercise                         Exercise
                                                      Price                            Price
                                 --------------    --------------    -------------   ------------
Balance, beginning of year           3,868,512          $2.94           6,704,712       $2.10
Granted                                707,143           1.81             320,815        6.13
Exercised                           (1,987,143)          2.21          (3,157,015)       1.48
                                             -              -                   -           -
                                   -----------          -----         -----------       -----
Balance, end of year                 2,588,512          $3.19           3,868,512       $2.94
                                   ===========          =====         ===========       =====


The warrants exercised include some cashless exercises, resulting in 12,199 and 6,003 fewer shares actually issued in 2001 and 2000, respectively.

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

         In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April, 2002.

                                  SPATIALIGHT, INC.

                                  By: /s/ ROBERT A. OLINS
                                      ---------------------------
                                         Robert A. Olins
                                         Acting Chief Executive Officer,
                                         Treasurer and Secretary