Form 10QSB
period 2002-03-31
SPATIALIGHT INC
filed 2002-05-10
CIK 881468

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2002

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to ________________

Commission File Number 000-19828

SpatiaLight, Inc.

(Exact name of small business issuer as specified in its charter)

New York	16-1363082

(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

9 Commercial Blvd., Suite 200, Novato, CA 94949

(Address of principal executive offices)

(415) 883-1693

(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,057,777 shares of common stock as of May 3, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

SPATIALIGHT, INC.

Quarterly Report on Form 10-QSB
For the Quarter Ended March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

SPATIALIGHT, INC.
BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,880,943	$2,728,134
Prepaids and other current assets	408,024	105,158

Total current assets	2,288,967	2,833,292
Property and equipment, net	613,926	607,066
Other assets	48,531	47,644

Total assets	$2,951,424	$3,488,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$181,286	$394,028
Short-term convertible notes	3,388,367	3,137,284
Accrued expenses and other current liabilities	90,430	170,036

Total current liabilities	3,660,083	3,701,348

Commitments
Stockholders’ deficit:
Common stock, $.01 par value:
40,000,000 shares authorized; 26,057,777 and 25,811,786 shares issued and outstanding at March 31, 2002 and December 31, 2001	260,578	258,118
Additional paid-in capital	42,869,386	41,911,879
Notes and stock subscription receivable	(2,005,544)	(2,653,434)
Accumulated deficit	(41,833,079)	(39,729,909)

Total stockholders’ deficit	(708,659)	(213,346)

Total liabilities and stockholders’ deficit	$2,951,424	$3,488,002

See accompanying notes to financial statements.

SPATIALIGHT, INC.
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Selling, general and administrative expenses:
Selling, general and administrative expenses	710,806	639,423
Stock-based general and administrative expenses	265,977	49,360

Total selling, general and administrative expenses	976,783	688,783
Research and development expenses	582,111	603,802

Total operating expenses	1,558,894	1,292,585

Operating loss	(1,558,894)	(1,292,585)

Other income (expenses):
Interest expense:
Interest expense	(63,133)	(64,065)
Stock-based interest expense	(487,136)	(118,431)

Total interest expense	(550,269)	(182,496)
Interest and other income	7,418	5,558

Total other income (expenses)	(542,851)	(176,938)

Loss before income taxes	(2,101,745)	(1,469,523)
Income tax expense	1,425	3,850

Net loss	$(2,103,170)	$(1,473,373)

Net loss per share — basic and diluted	$(0.09)	$(0.07)

Weighted average shares used in computing net loss per share- basic and diluted	23,859,321	20,541,528

See accompanying notes to financial statements

SPATIALIGHT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
QUARTER ENDED MARCH 31, 2002

	COMMON STOCK		ADDITIONAL			TOTAL
			PAID-IN	NOTES	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	DEFICIT

Balance January 1, 2002	25,811,786	$258,118	$41,911,879	$(2,653,434)	$(39,729,909)	$(213,346)
Conversion of interest on notes	178,992	1,790	689,610			691,400
Exercise of stock options	7,000	70	2,520			2,590
Issuance of stock, stock options, and warrants for services	60,000	600	265,377			265,977
Payments on notes receivable				647,890		647,890
Net loss					(2,103,170)	(2,103,170)

Balance March 31, 2002	26,057,778	$260,578	$42,869,386	$(2,005,544)	$(41,833,079)	$(708,659)

See accompanying notes to financial statements

SPATIALIGHT, INC.
STATEMENTS OF CASH FLOW (unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,103,170)	$(1,473,373)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	96,106	58,566
Stock-based general and administrative expense	265,977	49,360
Stock-based interest expense	487,136	118,431
Changes in operating assets and liabilities:
Accounts receivable	—	1,625
Prepaid and other current assets	89,530	(39,838)
Accounts payable	(212,742)	(14,179)
Accrued expenses and other current liabilities	(15,226)	36,807
Other assets	(887)	(22,502)

Net cash used in operating activities	(1,393,276)	(1,285,103)

Cash flows from investing activities:
Purchase of property and equipment	(102,966)	(80,893)

Net cash used in investing activities	(102,966)	(80,893)

Cash flows from financing activities:
Payments on capital lease obligations	(1,429)	(1,195)
Payments on notes receivable from shareholders	647,890	—
Proceeds from exercise of warrants and options	2,590	377,500

Net cash provided by financing activities	649,051	376,305

Net decrease in cash	(847,191)	(989,691)
Cash at beginning of period	2,728,134	1,035,957

Cash at end of period	$1,880,943	$46,266

Supplemental disclosure of cash flow information:
Income taxes paid during the period	$1,425	$3,850

Interest paid during the period	$180	$411

Non cash financing activities:
Common stock issued upon conversion of notes and interest	$691,400	$26,425

See accompanying notes to financial statements.

SPATIALIGHT, INC.
Notes to Condensed Financial Statements (Unaudited)

1. Business Description

SpatiaLight, Inc. (SpatiaLight or the Company) is in the business of designing high-resolution microdisplays, which consist of liquid crystals and a glass cover on top of a silicon chip. These displays are also known as and commonly referred to as Liquid Crystal Displays (LCD), Active Matrix Liquid Crystal Displays (AMLCD), Liquid Crystal on Silicon (LCOS), and Spatial Light Modulators (SLM). These displays provide high-resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors and potential applications such as those used in wireless communication devices, portable games and digital assistants. The Company has recently entered into five agreements with six original equipment manufacturers in China to provide display units for use in their products. In the event that the display units meet certain technical criteria satisfactory to the manufacturer upon the conclusion of the respective test periods specified in these agreements, as to which there can be no assurance, the Company expects to obtain substantial purchase orders from these manufacturers for these display units. These agreements are subject to various technical contingencies and there can be no assurance that these agreements will result in significant revenues, if any.

The Company has identified a number of potential applications and markets for products, which can utilize its display technology. Some of these applications include: large-screen rear-projection television systems, in both standard television format (“NTSC”) and High Definition Television (“HDTV”) formats; large-screen rear-projection computer monitors in a variety of resolutions; video projectors for presentations; head-mounted displays which are used for virtual reality systems, defense, aerospace and gaming applications; and other potential applications such as point of purchase displays, optical computing, and data storage.

The Company’s principal executive offices are located in Novato, California. The Company was organized under the laws of the State of New York in 1989.

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, the interim condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2001.

3. Liquidity

The Company’s operations are constrained by an insufficient amount of working capital. As of March 31, 2002 the Company has sustained recurring losses and had a net capital deficiency of $708,659, and a net working capital deficiency of $1,371,116. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During 2002 the Company plans to meet its working capital and other cash requirements through the exercise of warrants held by existing investors associated with two of the Company’s directors, as well as from collections on stock subscriptions receivable. The Company’s continued existence is dependent upon its ability to successfully market and sell its products and obtaining additional financing. However, there can be no assurance that the Company’s efforts will be successful. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern. Further, the Company’s auditors included a paragraph in their report on the audited financial statements for the year ended December 31, 2001, indicating that substantial doubt exists as to the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $2,103,170 in the three months ended March 31, 2002. Of this amount, $753,113 was non-cash stock-based expenses. Additionally, as of March 31, 2002, the Company’s accumulated deficit totaled $41,833,079. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company’s products will require substantial expenditures in the foreseeable future. The successful completion of the Company’s development program and ultimately, the attainment of profitable operations are dependent upon future events. These events include obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company’s cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. Excluded from weighted average shares outstanding for the three months ended March 31, 2002 are 1,996,266 shares of common stock issued but held in escrow in connection with the private stock purchase agreements and warrant installment notes. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the three months ended March 31, 2002 and 2001 respectively, are options and warrants to acquire 7,592,697 and 5,174,812 shares of common stock, and 3,425,603 common share equivalents in each period relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of March 31, 2002 for the options, warrants and common share equivalents is $3.24, $3.10, and $1.19, respectively.

5. Notes Payable

Convertible notes at March 31, 2002 consist of the following:

A convertible note totaling $594,000, net of a discount of $594,000 issued to Argyle Capital Management Corporation, a company affiliated with Robert A. Olins, a Director, Acting Chief Executive Officer, Secretary and Treasurer of the Company. The outstanding principal as of March 31,

2002 is $1,188,000, with stated interest at 6%. Both principal and interest are convertible into the Company’s common shares at $.50 per share. On May 23, 2001 the due date was extended until December 31, 2002. On the extension date, the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000) was recorded as additional paid-in capital. The resulting discount to the debt arising from the beneficial conversion feature is being amortized over the life of the extended note. For the three months ended March 31, 2002, additional stock-based interest expense of approximately $153,000 was recorded due to the beneficial conversion feature of the accrued interest, representing the excess value of the common shares potentially receivable upon conversion of the accrued interest based on the average price of $4.79 during the period, over the aggregate conversion price for such shares. The note is secured by substantially all the assets of the Company.

Convertible notes totaling $2,794,367, inclusive of accrued interest and net of a discount of $408,581, issued to a group of investors associated with Steven F. Tripp, a Director of the Company (the “Alabama Group”). The outstanding principal balance as of March 31, 2002 is $2,875,000 with stated interest at 6%. Of the total amount of the notes, $1,437,500 is convertible at $3.50 per share; the remaining $1,437,500 is convertible at $2.25 per share. On June 15, 2001 the due date was extended until December 31, 2002. On the extension date, the $255,000 excess aggregate value based on the then current market price of $2.65 per share of the common shares receivable upon conversion of the notes, over the aggregate conversion price for the common shares convertible at $2.25 per share was recorded as additional paid in capital. The resulting discount to the debt is being amortized over the life of the extended note.

Activity in notes payable for the first quarter of 2002 follows:

			(Payment) or
	Balance at	Addition or	Discount	Conversion to	Balance at
	Dec. 31, 2001	New Discount	Amortization	Equity	March 31, 2002

Debt Principal:
Alabama Group	$2,875,000	$—	$—	$—	$2,875,000
Alabama Group Discount	(544,774)	—	136,193	—	(408,581)
Argyle	1,188,000	—		—	1,188,000
Argyle discount	(792,000)	—	198,000	—	(594,000)

Total	2,726,226	—	334,193	—	3,060,419

Interest:
Accrued Argyle 6%	18,216	17,820	—	(36,036)	—
Accrued Alabama 6%	282,815	45,133	—	—	327,948
Beneficial interest	110,027	152,943	—	(262,970)	—

Total	411,058	215,896	—	(299,006)	327,948

Total Short-term Convertible Notes	$3,137,284	$215,896	$334,193	$(299,006)	$3,388,367

Stock-based interest expense discussed above is as follows:

	Quarter ended March 31,

	2002	2001

Amortization of Alabama group discount	$136,193	$67,288
Amortization of Argyle Capital discount	198,000	—
Effect of beneficial conversion privileges	152,943	51,143

	$487,136	$118,431

6. Issuance of Securities

Issuance and Exercise of Stock Options, Warrants, and Stock in First Quarter 2002

During the first quarter of 2002, the Company issued 7,000 shares of common stock upon the exercise of employee stock options. Total cash received was $2,590.

On January 23, 2002, the Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $3.00. The warrant was issued to an investor in consideration of the failure of the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares underlying a prior issuance of warrants by an earlier agreed upon outside date. The warrant was valued at $37,111 using the Black-Scholes option pricing model and the following assumptions: stock price $3.73, historical volatility 114%, risk-free rate 5%, a dividend yield of zero, and a contractual term of 103 days. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

On March 27, 2002, the Company issued an option to purchase 2,500 shares of the Company’s common stock. The option was issued in exchange for consulting services rendered during the previous period and was valued at $8,666.

Stock-Based Compensation

On March 28, 2002 the Company issued 60,000 shares of common stock valued at $220,200 to an employee as compensation for services rendered.

Interest Conversion

On January 15, 2002, the Company issued 36,432 shares of common stock upon the conversion of accrued interest of $128,243, for the fourth quarter of 2001, under certain convertible notes, which includes additional deemed interest of $110,027 due to beneficial conversion features of the interest on the underlying notes.

On March 28, 2002, the Company issued 35,640 shares of common stock upon the conversion of accrued interest of $170,763 under certain convertible notes, which includes additional deemed interest of $152,943. In addition, the Company issued 106,920 shares of common stock upon the conversion of prepaid interest of $392,394 under certain convertible notes. The prepaid interest will be amortized to expense over the next three quarters.

     Stock-based general and administrative expense discussed above is as follows:

	Quarter ended March 31,

	2002	2001

Stock grant to employee	$220,200	$—
Reinstatement of options	—	49,360
Warrant and other charges	45,777	—

	$265,977	$49,360

7. Segment Information

The Company’s chief operating decision-maker, the Chief Executive Officer (CEO), reviews the Company’s financial information as a single “operating segment” to make decisions about the Company’s performance and resource allocation. Therefore the Company has determined that it operates in a single business segment. There were no sales in the first quarter of 2002.

8. New Accounting Pronouncements

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

The Company has not entered into any significant business combinations. As a result, the adoption of SFAS 141 & 142 did not impact the Company’s financial position and results of operations upon adoption.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of”. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Item, 2 and those discussed in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 21, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 2002, and the results of operations for the Company for the three months ended March 31, 2002 and 2001. The following should be read in conjunction with the unaudited financial statements and related notes appearing elsewhere herein.

GENERAL

Our operations are constrained by an insufficient amount of working capital, and we continue to experience negative cash flows and net operating expenses. Our operations in recent months have been funded by the exercise of warrants and options, the issuance of convertible securities and the sales of common stock under private stock purchase agreements. We are continuing our efforts to locate sources of additional financing but there can be no assurance that additional financing will be available. Our auditors have included a paragraph in their report on the audited financial statements as of the year ended December 31, 2001, indicating that substantial doubt exists as to our ability to continue as a going concern.

We anticipate that our cash expenditures during 2002 will run approximately $400,000 per month without regard for any revenues that may occur as a result of the technical trials now underway. We expect to meet our cash needs with our existing cash balances and collections from stock subscriptions receivable of approximately $2,000,000. There are outstanding warrants expiring in 2002 that are currently in-the-money. We expect that if they are still in-the-money at or near expiration date they will be exercised, resulting in proceeds of approximately $3,400,000. In addition, it is possible that other outstanding exercisable warrants that are in-the-money may be exercised. However, there can be no assurance that the warrants will be exercised. If no warrants are exercised, and if the technical trials do not result in revenues during 2002, it is possible that we will need to seek to raise additional debt or equity financing during the latter part of 2002. There can be no assurances that such additional debt or equity funding will be available from our current investors or from any other source.

Our continued existence is dependent upon our ability to successfully develop, market and sell our products. In May 2001 we entered into an arrangement with Fuji Photo Optical Co., Ltd., for the manufacture of light engines incorporating our proprietary SpatiaLight imagEngine™ LCOS microdisplays. Pursuant to the arrangement, Fuji Photo Optical Co., Ltd. may scale up their manufacturing capacity in order to produce a minimum of 10,000 light engines per month incorporating the SpatiaLight imagEngine™ microdisplay.

OVERVIEW

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

Since late October 2001, we entered into five agreements or memoranda of understanding with six original equipment manufacturers in China contemplating the purchase by these prospective customers of our display units for use in certain of their products. All of these agreements require that we supply prototypes of our display units and that they meet technical criteria satisfactory to each of such prospective customers. If these tests of our display units satisfy these prospective customers manufacturers, three of these agreements require such customers to place purchase orders for designated quantities of our display units. The remaining agreements indicate that under such circumstances the parties will negotiate such purchase orders. Three of these agreements provide for one or more specific periods for the testing of our display units; the fourth Agreement leaves open the number of “months” for testing of prototypes; and the fifth Agreement is silent on the matter. Three of these agreements also have clauses, which prohibit these prospective customers from working with any of our competitors during the testing periods.

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

LIQUIDITY AND CAPITAL RESOURCES

Although we have produced displays based on our technology, we have not yet had our displays incorporated in any commercial end use application. Delays in development may result in the introduction of our displays later than anticipated, which may have a material adverse effect on both our financial and competitive position. Moreover, we may never be successful in developing or manufacturing a commercially viable display. In addition, our displays may not be technically or commercially successful, we may not obtain suppliers or manufacturers for adequate quantities of our displays, or we may not reach commercially acceptable cost levels on a timely basis.

As of March 31, 2002, we had approximately $1,890,000 in cash and cash equivalents, and our net working capital deficit at March 31, 2002 was approximately $1,370,000.

Net cash used in operating activities totaled approximately $1,390,000 and $1,290,000 for the three months ended March 31, 2002 and 2001, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the three months ended March 31, 2002 was approximately $650,000 as compared to approximately $380,000 for the three months ended March 31, 2001. In the first quarter of 2002, cash was provided primarily from proceeds from the collection on stock subscriptions receivable. In the first quarter of 2001, cash was provided primarily from proceeds from the exercise of warrants and options.

As of March 31, 2002, we had an accumulated deficit of approximately $41,830,000. We have realized significant losses in the past and we expect that these losses will continue at least through 2002. It is likely that we will have quarterly and annual losses in 2002 and beyond. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the foreseeable future. Consequently, we may continue to operate at a loss for the foreseeable future and there can be no assurance that our business will operate on a profitable basis or will be able to continue as a going concern.

RESULTS OF OPERATIONS

Selling, general and administrative costs. Selling, general and administrative costs were approximately $710,000 and $640,000 in the three months ended March 31, 2002 and 2001, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. Salaries and related benefits decreased from approximately $180,000 in 2001 to $80,000 in 2002 due to the elimination of certain positions as well as the termination of a severance package in the first quarter of 2001. In the third quarter of 2001, a public relations firm was hired, resulting in expenses of approximately $40,000 in the first quarter of 2002 with no comparable expense in the first quarter of 2001. Other professional expenses increased $70,000 from approximately $120,000 in 2001 to $190,000 in 2002.

Stock-based general and administrative costs. Stock-based general and administrative costs were approximately $266,000 and $50,000 in the three months ended March 31, 2002 and 2001, respectively. The amounts incurred relate to common stock, stock options, and warrants issued in exchange for services. The increase in 2002 relates primarily to expenses associated with common stock granted as employee compensation valued at $220,000, which had no comparable expense in 2001.

Research and development costs. Research and development costs were approximately $591,000 and $603,000 in the three months ended March 31, 2002 and 2001, respectively. These decreases were due primarily to a more focused approach in designing our product, resulting in reduced fabrication costs.

Interest income. Interest income for the three months ended March 31, 2002 and 2001 was approximately $7,400 and $5,500, respectively. The increase is consistent with higher cash balances resulting from the increase in cash flow from financing activities.

Interest expense. Interest expense for the three months ended March 31, 2002 remained substantially unchanged from 2001 at approximately $60,000 in each quarter. This is consistent with the unchanged convertible note balances from 2001 to 2002.

Stock-based interest expense. Stock-based interest expense of approximately $490,000 and $120,000 for the three months ended March 31, 2002 and 2001, respectively, relates to the beneficial conversion feature of interest converted and convertible into equity based on the intrinsic value of the conversion feature. Also included in stock-based interest expense in the first quarter of 2002 and 2001 is amortization of the discounts on notes payable.

BUSINESS RISKS AND UNCERTAINTIES

We have a history of losses and may incur losses in the future and therefore cannot assure you that we will achieve profitability.

We have incurred losses over the past five years and have experienced cash shortages. For the months ended March 31, 2002 and 2001, we have incurred net losses of approximately $2,100,000 and $1,470,000, respectively. In addition, we had an accumulated deficit of $41,830,000 as of March 31, 2002. We may incur additional losses as we continue spending for research and development and other business activities. As a result, we will need to generate substantial sales to support our cost structure before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

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

To date, we have only manufactured microdisplays in limited commercial quantities, and difficulties in mass-producing our microdisplays may cause us to be unable to meet customer demands and our operating results could be significantly harmed.

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

Various target markets for our microdisplays, including projectors, monitors, high-definition televisions, and portable microdisplays, are uncertain, may be slow to develop or could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. The acceptance of our microdisplay units will be dependent upon the pricing, quality, reliability and useful life of these units compared to competing technologies, as to which there can be no assurance. In order for us to succeed, not only must we offer end-product manufacturers better and less expensive microdisplays than our competitors, but the manufacturers themselves must also develop products using our microdisplays that are commercially successful. Our failure to sell our microdisplays to such manufacturers or the failure of the ultimate target markets to develop as we expect will negatively affect our anticipated growth.

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

Our microdisplays may not be accepted by a widespread market. Even if we successfully mass-produce a display that is used in a product, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

•	superior technologies developed by our competitors;

•	price considerations; and

•	lack of anticipated or actual market demand for the products.

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

During the past six months, we entered into five agreements with six original equipment manufacturers in China to sell our display units. All of these agreements require that we supply prototypes of our display units and that they meet technical criteria satisfactory to each of such prospective customers. If these tests of our display units satisfy these prospective customers, three of these agreements require such customers to place purchase orders for designated quantities of our display units. The remaining agreements indicate that under such circumstances the parties will negotiate such purchase orders. Three of these agreements provide for one or more specific periods for the testing of our display units; the fourth agreement leaves open the number of “months” for testing of prototypes; and the fifth agreement is silent on the matter. Three of these agreements also have clauses which prohibit these prospective customers from working with any of our competitors during the testing periods.

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

In addition, even if our display units are successful and meet or exceed the customer’s technical criteria, we may have problems implementing volume production of our display units. As a result of these contingencies, we do not have firm purchase orders for our display units. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change, and product obsolescence. Manufacturers may, at any time, cancel purchase commitments or reduce or delay orders thereby increasing our inventory and overhead risks. Therefore, we cannot assure you that these agreements may result in significant revenues, if any, to us.

If our customers’ products are not successful, our business would be materially harmed.

We do not sell any products to end-users. Instead, we design and manufacture various product solutions that our customers (i.e., original equipment manufacturers) may incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers’ products. Any significant slowdown in the demand for our customers’ products would materially harm our business.

Our dependence on the success of the products of our customers exposes us to a variety of risks, including our need to do the following:

•	maintain customer satisfaction with our design and manufacturing services;

•	match our design and manufacturing capacity with customer demand and maintain satisfactory delivery schedules;

•	anticipate customer order patterns, changes in order mix, and the level and timing of orders that we can meet; and

•	adjust to the cyclical nature of the industries and markets we serve.

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

Our competitive position could suffer if one or more of our customers decides to design and manufacture their own display units, to contract with our competitors, or to use alternative technologies. In addition, our customers typically develop a second source. Second source suppliers may win an increasing share of a program. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and manufacturing new display technologies;

•	our ability to address the needs of customers;

•	the quality, performance, reliability, features, ease of use, pricing, and diversity of our display products;

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our displays;

•	the quality of our customer services;

•	the efficiency of our production sources;

•	the rate at which customers incorporate our displays into their own products; and

•	products or technologies introduced by our competitors.

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

Our results of operations have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future, which makes it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors which cause our operating results to fluctuate include the following:

•	introductions of displays and market acceptance of new generations of displays;

•	timing of expenditures in anticipation of future orders;

•	changes in our cost structure;

•	availability of labor and components;

•	pricing and availability of competitive products and services;

•	the timing of orders;

•	the volume of orders relative to the capacity we can contract to produce;

•	evolution in the life cycles of customers’ products; and

•	changes or anticipated changes in economic conditions.

The market price of our common shares is highly volatile.

The market price of our common shares has been extremely volatile, reflecting reported losses, receipt of additional financing and changes of management. Other companies have found similar volatility correlates with class action securities lawsuits although to date we have not been a defendant in any such lawsuit. The trading price of our common shares in the future could continue to be subject to wide fluctuations in response to various factors, including the following:

•	quarterly variations in our operating results;

•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

•	public announcements regarding our business developments;

•	changes in analysts’ estimates of our financial performance;

•	sales of large numbers of our common shares by our shareholders;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

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

We believe that our success depends in part on protecting our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality and assignment of inventions agreements from our employees, consultants and advisors and other contractual provisions to establish and protect our intellectual property rights. Policing unauthorized use of our products and technology is difficult, however. Despite our efforts to protect our proprietary rights, we face the following risks:

•	pending patent applications may not be issued;

•	patents issued to us may be challenged, invalidated, or circumvented;

•	unauthorized parties may obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights;

•	others may independently develop similar technology or design around any patents issued to us;

•	breach of confidentiality agreements;

•	intellectual property laws may not protect our intellectual property; and

•	effective protection of intellectual property rights may be limited or unavailable in some foreign countries, such as China, in which we may operate.

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

PART II. OTHER INFORMATION

ITEM 2 Changes in Securities and Use of Proceeds

Issuance and Exercise of Stock Options, Warrants, and Stock in First Quarter 2002

During the first quarter of 2002, the Company issued 7,000 shares of common stock upon the exercise of employee stock options. Total cash received was $2,590.

On January 23, 2002, the Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $3.00. The warrant was issued to an investor in consideration of the failure of the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares underlying a prior issuance of warrants by an earlier agreed upon outside date. The warrant was valued at $37,111 using the Black-Scholes option pricing model and the following assumptions: stock price $3.73, historical volatility 114%, risk-free rate 5%, a dividend yield of zero, and a contractual term of 103 days. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

On March 27, 2002, the Company issued an option to purchase 2,500 shares of the Company’s common stock. The option was issued in exchange for consulting services rendered and was valued at $8,666.

Stock-Based Compensation

On March 28, 2002 the Company issued 60,000 shares of common stock valued at $220,200 to an employee as compensation for services rendered.

Interest Conversion

On January 15, 2002, the Company issued 36,432 shares of common stock upon the conversion of accrued interest of $128,243, for the fourth quarter of 2001, under certain convertible notes, which includes additional deemed interest of $110,027 due to beneficial conversion features of the interest on the underlying notes.

On March 28, 2002, the Company issued 35,640 shares of common stock upon the conversion of accrued interest of $170,763 under certain convertible notes, which includes additional deemed interest of $152,943. In addition, the Company issued 106,920 shares of common stock upon the conversion of prepaid interest of $392,394 under certain convertible notes. The prepaid will be amortized to expense over the following three quarters.

The Company used the proceeds from the sale of the securities described in this Item to fund the costs of its operations and for general working capital purposes.

In connection with the issuance and sale of the securities described in this Item, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the “Act”), set forth in Section 4(2) thereof. Those securities were sold to “accredited investors” within the meaning of the Act and Commission regulations, virtually all of whom had previously purchased securities issued by the Company.

ITEM 6.      Exhibits and Reports on Form 8-K

(a)	Report on Form 8-K:

None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2002

SpatiaLight, Inc.

By:	/s/ ROBERT A. OLINS

Robert A. Olins Acting Chief Executive Officer (Principal Executive, Financial and Accounting Officer)