Form 10KSB/A
period 2001-12-31
SPATIALIGHT INC
filed 2002-07-17
CIK 881468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------
                                 FORM 10-KSB/A
                                Amendment No. 3

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

     As of March 20, 2002, Registrant had 25,855,217 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):
         Yes [ ] No [X]

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

1.     EXHIBITS

         EXHIBIT #                DESCRIPTION
         ---------                -----------

            3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed November 18, 1999).
            3.2 Bylaws (incorporated by reference to Exhibit B to the Company's Form 8-K filed February 7, 1995).
           10.1 1991 Employee Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit
                    10.1 to the Company's Registration Statement on Form S-1 filed February 13, 1992).
           10.2 1993 Nonstatutory Employee Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed February 13, 1992).
           10.3 1993 Nonstatutory Directors Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed February 13, 1992).
           10.4     1999 Stock Option Plan (incorporated by reference to Exhibit
                    10.4 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed on November 18, 1999).
           10.5 Form of Convertible Secured Loan Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A to such form (incorporated by reference to Exhibit 10.9 to the Company's Form 10KSB filed April 14, 2000).
           10.6 Form of Security Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Schedule A to such form (incorporated by reference to Exhibit 10.10 to the Company's Form 10KSB filed April 14,
                    2000).
           10.7 Form of Registration Rights Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A to such form (incorporated by reference to Exhibit 10.11 to the Company's Form 10KSB filed April 14,
                    2000).
           10.8 Form of Agreement and Warrant to Purchase Common Shares, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on the Exhibit A of Convertible Secured Loan Agreement (incorporated by reference to Exhibit
                    10.12 to the Company's Form 10KSB filed April 14, 2000).
           10.9 Form of Convertible Secured Note, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A of the Convertible Secured Loan Agreement (incorporated by reference to Exhibit 10.13 to the Company's Form 10KSB filed April 14, 2000).
           10.10 Employment Agreement between the Company and Miles L. Scott dated December 31, 1999 (incorporated by reference to Exhibit 10.17 to the Company's Form 10KSB filed on April 14,
                    2000).
           10.11 Settlement Agreement between the Company and Michael Burney dated August 23, 2000.
           10.12 Standard Office Lease dated February 22, 1999, between Dennis A. and Susan Johann Gilardi and SpatiaLight, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Form 10QSB filed on May 17, 1999).
           10.13* Memorandum of Understanding between China Electronics Corporation (CEC) and SpatiaLight, Inc.
           10.14 Memorandum of Understanding between HiSense Electric Co., Ltd. / IRICO Group Corp. and SpatiaLight, Inc.
           10.15 Agreement of Principal Terms between Skyworth Display Ltd. and SpatiaLight, Inc.
           10.16* Agreement of Principal Terms between Shanghai Information Industry Co. Ltd. (S.V.A.) and SpatiaLight, Inc.
           10.17 Agreement of Principal Terms between Panda Electronics Group Co. Ltd. (Panda) and SpatiaLight, Inc.
           16.1 Letter from KPMG LLP pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to Exhibit 1 of the Company's Form 8-K filed April 9, 2001).
           21.1     Principal subsidiaries of the Company.

           23.1     Consent of BDO Seidman, LLP

*Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.