Form 10KSB/A
period 2001-12-31
SPATIALIGHT INC
filed 2002-08-09
CIK 881468

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 4

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-19828

SPATIALIGHT, INC.
(Name of Small Business Issuer in its Charter)

New York	16-1363082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Commercial Blvd., Suite 200, Novato, California 94949

(Address of principal executive offices)

(415) 883-1693

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $.01 par value

(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer’s revenues for the fiscal year ended December 31, 2001 aggregated $10,000

     The aggregate market value for the Issuer’s voting stock held by non-affiliates of the Issuer, based upon the $2.75 per share closing sale price of the Common Stock on August 8, 2002 as reported on the Nasdaq SmallCap Market, was approximately $41,017,628. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of August 8, 2002, Registrant had 25,487,864 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

                Yes [   ]      No [X]

PART II

Item 7. Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SpatiaLight, Inc.
Novato, California

We have audited the accompanying balance sheets of SpatiaLight, Inc. as of December 31, 2001 and 2000 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and has net capital deficiencies and negative working capital at December 31, 2001. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

San Francisco, California

February 6, 2002

SPATIALIGHT, INC.

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$2,728,134	$1,035,957
Accounts receivable	—	2,500
Prepaids and other current assets	105,158	159,534

Total current assets	2,833,292	1,197,991
Property and equipment, net	607,066	570,585
Other assets	47,644	31,954

Total assets	$3,488,002	$1,800,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$394,028	$347,104
Short-term convertible notes	3,137,284	2,872,453
Accrued expenses and other current liabilities	170,036	129,668

Total current liabilities	3,701,348	3,259,225

Noncurrent liabilities
Long term capital lease obligations	—	4,483

Total liabilities	3,701,348	3,263,708

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value: 40,000,000 shares authorized; 25,811,786 and 20,273,229 shares issued and outstanding at 2001 and 2000	258,118	202,732
Additional paid-in capital	41,911,879	28,152,272
Notes and stock subscription receivable	(2,653,434)	—
Accumulated deficit	(39,729,909)	(29,818,182)

Total stockholders’ deficit	(213,346)	(1,463,178)

Total liabilities and stockholders’ deficit	$3,488,002	$1,800,530

See accompanying notes to financial statements.

SPATIALIGHT, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2001 AND 2000

						TOTAL
	COMMON STOCK		ADDITIONAL			STOCK-
			PAID-IN	NOTES	ACCUMULATED	HOLDERS'
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	(DEFICIT)	DEFICIT

Balance January 1, 2000	16,635,818	$166,359	$20,649,563	$—	$(21,378,010)	$(562,088)
Conversion of interest on notes	169,092	1,690	793,964	—	—	795,654
Issuance of common stock	2,307	23	14,977	—	—	15,000
Exercise of stock options and warrants	3,466,012	34,660	4,939,563	—	—	4,974,223
Issuance of options and warrants for services	—	—	1,147,902	—	—	1,147,902
Incentive warrants	—	—	606,303	—	(606,303)	—
Net loss	—	—		—	(7,833,869)	(7,833,869)

Balance December 31, 2000	20,273,229	202,732	28,152,272	—	(29,818,182)	(1,463,178)
Sale of common stock under private stock purchase agreements	2,437,304	24,374	4,503,293	(3,480,021)	—	1,047,646
Conversion of notes and accrued interest	275,120	2,751	527,635	—	—	530,386
Discount on notes payable	—	—	1,443,000	—	—	1,443,000
Issuance of stock, stock options and warrants for services	21,889	219	402,508	—	—	402,727
Issuance of stock and options to employees and directors	200,000	2,000	2,533,335	—	—	2,535,335
Exercise of stock options and warrants	2,604,244	26,042	4,349,836	(492,708)	—	3,883,170
Payments on notes receivable	—	—	—	1,319,295	—	1,319,295
Net loss	—	—	—	—	(9,911,727)	(9,911,727)

	25,811,786	$258,118	$41,911,879	$(2,653,434)	$(39,729,909)	$(213,346)

See accompanying notes to financial statements.

SPATIALIGHT, INC.

STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

Cash flows from operating activities:
Net loss	$(9,911,727)	$(7,833,869)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	290,293	218,176
Stock-based general and administrative expense	2,938,062	1,162,902
Stock-based interest expense	1,824,864	561,346
Other	—	57,838
Changes in operating assets and liabilities:
Accounts receivable	2,500	(2,500)
Inventories	—	5,036
Prepaid and other current assets	54,376	(66,117)
Accounts payable	46,924	60,363
Accrued expenses and other current liabilities	294,359	(227,496)
Other assets	(15,690)	(9,284)

Net cash used in operating activities	(4,476,039)	(6,073,605)

Cash flows from investing activities:
Purchase of property and equipment	(326,774)	(524,746)

Net cash used in investing activities	(326,774)	(524,746)

Cash flows from financing activities:
Payments on capital lease obligations	(5,121)	(14,024)
Proceeds from issuance of convertible notes with warrants attached	—	1,437,500
Proceeds from issuance of convertible notes	250,000	—
Payments on stock subscriptions and notes receivable from shareholders	1,350,295	—
Proceeds from sales of stock	1,047,646	—
Proceeds from exercise of warrants and options	3,883,170	4,974,223

Net cash provided by financing activities	6,494,990	6,397,699

Net increase (decrease) in cash	1,692,177	(200,652)
Cash at beginning of period	1,035,957	1,236,609

Cash at end of period	$2,728,134	$1,035,957

Supplemental disclosure of cash flow information:
Income taxes paid during the period	$7,233	$1,600

Interest paid during the period	$15,551	$14,133

Non cash financing activities:
Common stock issued upon conversion of notes and interest	$530,386	$795,654
Warrants issued to incent the exercise of certain warrants	$—	$606,303
Sale of stock for stock subscription	$3,567,521	$—
Exercise of warrants in exchange for notes receivable	$492,708	$—
Discount on convertible notes due to beneficial conversion feature	$1,443,000	$—

See accompanying notes to consolidated financial statements.

SPATIALIGHT INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

1. Description of Business and Summary of Significant Accounting Policies

     Description of Business — SpatiaLight, Inc. (SpatiaLight or the Company) is in the business of designing high-resolution microdisplays, which consist of liquid crystals and a glass cover on top of a silicon chip. These displays are also known as and commonly referred to as Liquid Crystal Displays (LCD), Active Matrix Liquid Crystal Displays (AMLCD), Liquid Crystal on Silicon (LCOS), and Spatial Light Modulators (SLM). These displays can provide high-resolution images suitable for applications such as computer monitors, high definition television, video projectors and other applications. To date, the Company has entered into five agreements with six original equipment manufacturers in China to provide display units for use in their products. In the event that the display units meet certain technical criteria satisfactory to the manufacturer upon the conclusion of the respective test periods specified in these agreements, as to which there can be no assurance, the Company expects to obtain substantial purchase orders from these manufacturers for these display units. These agreements are subject to various technical contingencies and there can be no assurance that these agreements will result in significant revenues, if any.

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

     Going Concern — Through December 31, 2001, the Company had sustained recurring losses from operations and, at December 31, 2001, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2002, the Company expects to meet its working capital and other cash requirements with cash derived from the payment of subscriptions receivable and from the exercise of warrants held by existing investors. One group of warrantholders includes a trust for the benefit of a director, Steven F. Tripp. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The Company’s continued existence is dependent upon its ability to successfully market and sell its products. However, there can be no assurance that the Company’s efforts will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, $1,523,653 and $1,007,402, respectively, of money market securities, the fair value of which approximates cost, are included in cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

     Property and Equipment — Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, generally three years for computer equipment and building improvements and seven years for office furniture and equipment.

     Revenue Recognition — The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The product is considered delivered to the customer once it has been shipped, and title and risk of loss have transferred. The Company reduces product revenue for estimated customer returns and sales allowances.

     Income Taxes — The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Research and Development — Research and development costs are charged to expense when incurred.

     Financial Instruments — The Company’s financial instruments include cash and cash equivalents and debt. At December 31, 2001 and 2000 the fair values of cash and cash equivalents and debt issued without equity components approximated their financial statement carrying amounts. For certain debt issued with equity instruments attached, little or no value has been assigned to the debt and the fair value of the debt on a stand-alone basis is not easily determinable.

     Stock-based Compensation — The Company accounts for its stock-based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44. As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123, the Company discloses the proforma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

     Impairment of Long-lived Assets and Long-lived Assets to be Disposed of — The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     Loss per Common Share — Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

     Recently Issued Accounting Standards — In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of any intangible assets and goodwill based on the criteria in SFAS 141.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Management does not expect this statement to have a material impact on the Company’s financial position or results of operations upon adoption on January 1, 2002.

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

     On April 18, 2001 the Company issued warrants to purchase 607,143 shares of common stock at an exercise price of $1.75 to a group of investors which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. In the opinion of the Company, no

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The warrants were issued in exchange for the warrant holders’ offer to assist the Company by augmenting its working capital through the purchase of common shares. The warrants were valued at $68,852 using the Black-Scholes option pricing model and the following assumptions: stock price $1.75, historical volatility 114%, risk free rate 6%, a dividend yield of zero, and a contractual term of 7 days. The value of these warrants is reflected in the statement of operations as a component of stock-based general and administrative expense.

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

     On October 18, 2000 the Board of Directors approved a grant of stock options to purchase 150,000 shares of common stock at an exercise price of $1.50 to Steven F. Tripp, a director of the Company. The options were issued outside of the employee stock option plan and were subject to shareholder approval at the annual meeting of shareholders in June 2001. The options were issued in exchange for consulting services provided by Mr. Tripp and were ratified by the shareholders at the annual shareholders’ meeting on June 8, 2001. The options were valued at $440,172 using the Black-Scholes option pricing model and the following assumptions: stock price $3.12, historical volatility 100%, risk free rate 4.75%, a dividend yield of zero, and a contractual term of 10 years. The value of these options is reflected in the statement of operations as a component of stock-based general and administrative expense.

     On October 18, 2000 the Board of Directors approved a grant of stock options to purchase 750,000 shares of common stock at an exercise price of $1.50 to Robert A. Olins, Acting Chief Executive Officer. The options were issued outside of the employee stock option plan subject to shareholder approval and were ratified by the shareholders at the annual shareholders’ meeting on June 8, 2001. The intrinsic value of $1,215,000 was recorded in stock-based general and administrative expenses. The recording of that intrinsic value was required for financial statement reporting purposes because these stock options could only be valued as of the date of their approval by Shareholders on June 8, 2001 rather than the date of their grant to Mr. Olins on October 18, 2000.

     In December 2001, the Company issued 200,000 Common Shares to its Director of Corporate Development. The Shares were issued in consideration of services rendered by the employee with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers.

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

These shares were valued at $740,000, the market value of such Shares on the date of grant. Other expenses related to the extension of certain employee stock options and the valuation of other employee and director options totaled $140,163, included in stock-based general and administrative expenses in the accompanying statements of operations. Of this amount, $49,360 related to employee related charges and $90,803 related to officer and director related charges.

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

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

Year 2000 Transactions

     During the third quarter of 2000, the Company issued a warrant to purchase 150,000 shares of common stock in exchange for consulting services rendered over a 3-month period. The warrant has an exercise price of $4.00. A value of $173,935 was assigned to the option, using the Black-Scholes option pricing model and the following assumptions: volatility 100%, risk-free interest rate 6.25%, a dividend yield of 0, and a contractual term of three years, and the stock price of $2.1875. This warrant was recorded as stock-based general and administrative expense.

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

     On February 10, 2000, the Company issued warrants to purchase 170,815 shares of the Company’s common stock at an exercise price of $8.00 (the incentive warrants) in consideration of and to induce the exercise of warrants originally issued in August and September 1999. The incentive warrants, which expire on February 10, 2002, were valued at $606,303 using the Black-Scholes option pricing model and the following assumptions: stock price $6.38, historical volatility 114%, risk free rate 6%, a dividend yield of 0, and a contractual term of two years. The value of these incentive warrants is reflected in the statement of operations as a component of the net loss available to common shareholders.

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

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

     Stock-based administrative expense discussed above is summarized as follows:

	Year-end December 31,

	2001	2000

Warrants issued to investors	$68,852	$—
Warrants issued to consultants	132,089	173,935
Options and stock grants to consultants	60,181	26,842
Repricing to induce exercise of warrants	141,605	—
Options granted to officer and director	1,655,172	—
Stock grant to employee	740,000	—
Other employee-related charges	49,360	—
Other officer and director-related charges	90,803	—
Reinstatment of options	—	962,125

	$2,938,062	$1,162,902

Activity in warrants for 2001 and 2000 follows:

	2001		2000

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Balance, beginning of year	3,868,512	$2.94	6,704,712	$2.10
Granted	707,143	1.81	320,815	6.13
Exercised	(1,987,143)	2.21	(3,157,015)	1.48

Balance, end of year	2,588,512	$3.19	3,868,512	$2.94

     The exercised numbers include some cashless exercises, resulting in 12,199 and 6,003 fewer shares actually issued in 2001 and 2000, respectively. The 2001 exercises include 120,000 shares repriced from $2.00 to $1.75 prior to exercise and 600,000 shares repriced from $3.50 to $2.50 prior to exercise.

3. Notes Payable

Convertible notes at December 31, 2001 consist of the following:

Argyle Notes:

In 1998, the Company received $1,188,000 in cash in exchange for notes in that amount to Argyle Capital Management Corporation (“Argyle”), a company owned and controlled by Robert A. Olins, Acting Chief Executive Officer, Secretary, Treasurer, and a Director of the Company. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. Both principal and interest are convertible into the Company’s common stock at $.50 per share. On May 23, 2001,

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature is being amortized over the life of the extended notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, results in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

For the years ended December 31, 2001 and 2000, additional stock-based interest expense of approximately $285,000 and $548,000, respectively, was recorded due to the beneficial conversion feature of the accrued interest, based on average prices during the periods, over the conversion price for such shares. At December 31, 2001, the carrying value of the Argyle notes totals $524,243, which includes the $1,188,000 principal balance plus accrued and beneficial interest totaling $128,243, net of unamortized discounts of $792,000.

Alabama Group Notes:

In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to a group of investors (the “Alabama Group”) which includes a trust for the benefit of Steven F. Tripp, a Director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. This portion of the notes is convertible into shares of the Company’s common stock at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 shares of common stock. The warrants are exercisable through June 30, 2002 at $3.50 per share; none of these warrants have been exercised as of December 31, 2001. The warrants were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years; volatility 114%; risk-free interest rate 6%; and dividend yield of $0. The total cash received from the issuance of this tranche of notes of $1,437,500 was less than the calculated value associated with the warrants. Therefore, the value assigned to the warrants was limited to the original proceeds of $1,437,500, and has been recorded as a discount on the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash by the holders of the Alabama Group Notes. This discount, along with the contractual 6% per annum interest rate, resulted in an effective interest rate of 70% per annum when compared to the outstanding principal balances.

The proceeds of the second tranche of notes, also totaling $1,437,500 and carrying interest at 6% per annum, were originally to be received by the Company upon the achievement of certain performance targets. The proceeds were received in November 2000, prior to reaching those targets, in exchange for reducing the conversion price of the notes to the then-market price of $2.25 per share. No warrants were issued with the second tranche of notes. The remaining unamortized discount for the first tranche, along with the contractual interest on both tranches, resulted in a combined effective interest rate of 87% per annum as of the issuance date for the second tranche when compared to the outstanding principal balances.

On June 15, 2001 the due date of both tranches was extended until December 31, 2002. On the extension date, the excess $255,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.65 per share, over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as additional paid-in capital. The resulting $255,000 discount to the debt, along with the remaining unamortized discount for the first tranche, is being amortized over the life

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

of the extended notes. The effective interest rate for financial statement purposes due to these discounts differs from the actual contractual interest received or receivable by the holders of the Alabama Group Notes. These discounts, along with the contractual 6% per annum interest rate, result in a new effective interest rate upon extension of 25% per annum as of the extension date when compared to the outstanding principal balances.

     At December 31, 2001, the carrying value of the Alabama Group notes totals $2,613,042, which includes the $2,875,000 principal balance plus accrued interest of $282,815, net of unamortized discounts of $544,774.

     Activity in Convertible notes payable for 2001 and 2000 is as follows:

			(Payment) or
	Balance at Dec.	Addition or New	Discount	Conversion to	Balance at Dec.
Debt Principal:	31, 2000	Discount	Amortization	Equity	31, 2001

Argyle	$1,188,000	$—	$—	$—	$1,188,000
Argyle discount	—	(1,188,000)	396,000	—	(792,000)
Alabama Group	2,875,000	—	—	—	2,875,000
Alabama Group Discount	(1,433,885)	(255,000)	1,144,111	—	(544,774)
Convertible Note - Other	—	250,000	—	(250,000)	—

Total	2,629,115	(1,193,000)	1,540,111	(250,000)	2,726,226

Interest:
Accrued Argyle - 6%	12,078	72,270	—	(66,132)	18,216
Beneficial conversion interest -
Argyle	39,528	284,753	—	(214,254)	110,027
Accrued Alabama - 6%	101,732	181,083	—	—	282,815
Convertible Note - Other - 6%	—	11,125	(11,125)	—	—

Total	153,338	549,231	(11,125)	(280,386)	411,058

Total Short-term Convertible Notes	$2,782,453	$(643,769)	$1,528,986	$(530,386)	$3,137,284

			(Payment) or
	Balance at Dec.	Addition or New	Discount	Conversion to	Balance at Dec.
Debt Principal:	31, 1999	Discount	Amortization	Equity	31, 2000

Argyle	$1,188,000	$—	$—	$—	$1,188,000
Argyle discount	—	—	—	—	—
Alabama Group	1,437,500	1,437,500	—	—	2,875,000
Alabama Group Discount	(1,437,500)	—	3,615	—	(1,433,885)

Total	1,188,000	1,437,500	3,615	—	2,629,115

Interest:
Accrued Argyle - 6%	24,156	72,468	—	(84,546)	12,078
Beneficial conversion interest -
Argyle	202,587	548,049	—	(711,108)	39,528
Accrued Alabama - 6%	4,181	97,551	—	—	101,732

Total	230,924	718,068	—	(795,654)	153,338

Total Short-term Convertible Notes	$1,418,924	$2,155,568	$3,615	$(795,654)	$2,782,453

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

Total stock-based interest expense for 2001 and 2000 is as follows:

	2001	2000

Amortization of Alabama group discount	$1,144,111	$3,615
Amortization of Argyle Capital discount	396,000
Effect of beneficial conversion privileges on Argyle Capital debt interest	284,753	548,049
Other, net		9,682

	$1,824,864	$561,346

4. Property and Equipment

     Property and equipment as of December 31, consists of the following:

	2001	2000

Office furniture and fixtures	$353,717	$353,717
Machinery and equipment	1,056,645	729,871
Building and improvements	73,600	73,600

	1,483,962	1,157,188
Less accumulated depreciation	876,896	586,603

	$607,066	$570,585

     The Company incurred depreciation expense of $290,292 and $218,176 for the years ended December 31, 2001 and 2000, respectively.

     Included in fixed assets at December 31, 2001 and 2000 is equipment acquired under capital leases of $133,640 with accumulated depreciation of $133,640 and $117,519, respectively.

     The following is a summary of the future lease obligations as of December 31, 2001:

	Capital	Operating

Year ended December 31, 2002	$4,823	$78,522

Total minimum lease payments	4,823	78,522

Less amount representing interest	340

Present value of net minimum capital lease payments — all current	$4,483

     Rent expense related to operating leases for the years ended December 31, 2001 and 2000 was $314,402 and $252,785, respectively.

SPATIALIGHT INC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

5. Income Taxes

     Income taxes for the year ended December 31, are comprised of the following:

	Current	Deferred	Total

Year ended December 31, 2001
Federal	$—	$—	$—
State	7,233	—	7,233

Total	$7,233	$—	$7,233

Year ended December 31, 2000
Federal	$—	$—	$—
State	1,600	—	1,600

Total	$1,600	$—	$1,600

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

	2001	2000

Computed “expected” tax benefit	$(3,369,988)	$(2,663,514)
Permanent differences	813,818	(482,404)
Losses for which no benefit has been recognized	2,975,831	3,575,489
State tax benefit, net of federal income tax effect	(412,428)	(427,971)

Total tax expense	$7,233	$1,600

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 is presented below:

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$13,270,887	$10,170,507
Equity investment losses	99,865	99,865
Accrued expenses	22,184	15,997
Research and development credits	1,049,622	998,524
Options and warrants	829,352	457,210

Gross deferred tax assets	15,271,910	11,742,083
Valuation allowance	(15,271,910)	(11,742,083)

Net deferred tax assets	$—	$—

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

     Under the provisions of the Internal Revenue Code, should substantial changes in the Company’s ownership occur, the utilization of net operating loss carryforwards may be limited.

     Deferred tax assets resulting from net operating losses attributable to stock option exercises and warrant issuances could result in a $1,413,000 credit to additional paid-in capital if realized.

6. Stockholders’ Equity

     Stock Option Plans - In 1999 the Shareholders approved the 1999 Stock Option Plan, which replaced the Company’s 1993 Non-Statutory Employee Stock Option Plan, the 1993 Non-Statutory Director Stock Option Plan, and the 1991 Stock Option Plan. The Plan authorizes the issuance of options to purchase up to 4,000,000 shares of the Company’s common stock. The Plan provides for options which may be issued as nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.

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

     The following is a status of the options under the Plan and outside of the Plan and a summary of the changes in options outstanding during 2001 and 2000:

		Weighted Average
	Number of Shares	Price

Outstanding January 1, 2000	2,873,800	$2.71
Options granted under the plan	240,000	2.72
Options exercised	(315,000)	.57
Options canceled	(782,500)	5.75

Outstanding December 31, 2000	2,016,300	$1.84
Options granted under the plan	655,000	2.20
Options granted outside the plan	2,875,000	3.77
Options exercised	(629,300)	.70
Options cancelled	(292,500)	2.68

Outstanding December 31, 2001	4,624,500	$3.20

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

     The weighted average fair value of options granted during 2001 and 2000:

	2001	2000

Exercise price equals market price	$1.53	$1.25
Exercise price is less than market price	$2.42	$—

     Additional information regarding options outstanding as of December 31, 2001 is as follows:

				OPTIONS
OPTIONS OUTSTANDING				EXERCISABLE

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Outstanding at	Contractual	Average	Number	Average
Exercise Prices	December 31, 2001	Life (Yrs.)	Exercise Price	Exercisable	Exercise Price

$6.01 - 7.00	12,500	10.0	$7.00	0	$0.00
$5.01 - 6.00	285,000	8.1	$5.75	270,000	$5.75
$4.01 - 5.00	2,005,000	9.5	$4.80	15,000	$4.92
$3.01 - 4.00	25,000	7.5	$3.81	25,000	$3.81
$2.01 - 3.00	590,000	9.5	$2.21	35,000	$2.72
$1.01 - 2.00	1,095,000	9.4	$1.49	963,750	$0.08
$0.25 - 1.00	612,000	5.2	$0.65	612,000	$0.65

	4,624,500			1,920,750

     At December 31, 2001, 1,037,500 shares were available for future grants under the Plan.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

     The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life 24 months in 2001 and 2000, historical volatility 114% in 2001 and 2000, and risk-free interest rates of 6% in 2001 and 2000. No dividends are expected for the term of the options. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2001 and 2000 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been as follows:

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

	Years ended December 31,

	2001	2000

Net loss attributable to common shareholders, as reported	$(9,911,727)	$(8,440,172)
Pro forma net loss attributable to common shareholders	$(12,693,467)	$(11,404,941)
Net loss per share attributable to common shareholders — basic and diluted	$(0.46)	$(0.44)
Pro forma net loss per share available to common shareholders — basic and diluted	$(0.59)	$(0.59)

     Diluted net loss per share

     Diluted net loss per share does not include the effect of the following potential common shares at December 31:

	2001	2000

Shares issuable under stock options	4,624,500	2,016,300
Shares issuable pursuant to warrants to purchase common shares	2,588,512	3,868,512
Shares of convertible notes and accrued interest on an “as if converted” basis	3,462,035	3,425,603

     The weighted average exercise price of stock options outstanding was $3.20 and $1.84 as of December 31, 2001 and 2000, respectively. The weighted average exercise price of warrants was $3.37 and $3.11 per share as of December 31, 2001 and 2000, respectively.

7. Segment Information

     The Company’s chief operating decision-maker is the Acting Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying financial statements of operations. Therefore, the Company has determined that it operates in a single business segment. The Company’s revenue for 2001 and 2000 consisted of sales of development kits. All assets are located in the United States.

PART III

ITEM 12. Certain Relationships and Related Transactions.

Argyle Notes:

In 1998, the Company received $1,188,000 in cash in exchange for notes in that amount to Argyle Capital Management Corporation (“Argyle”), a company affiliated with Robert A. Olins, Acting Chief Executive Officer, Secretary, Treasurer, and a Director of the Company. The notes accrue interest at a contractual rate of 6%, and are secured by substantially all the assets of the Company. Both principal and interest are convertible into the Company’s common shares at $.50 per share. On May 23, 2001 the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000) was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature is being amortized over the life of the extended note. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, results in a new effective interest rate of 72% as of the May 23, 2001 extension date when compared to the then outstanding principal balance. The effective rate prior to extension had been the 6% contractual rate.

For the years ended December 31, 2001 and 2000, additional stock-based interest expense of approximately $285,000 and $548,000, respectively, was recorded due to the beneficial conversion feature of the accrued interest, based on average prices during the periods, over the conversion price for such shares. Since inception, Argyle has received a total of approximately $2,280,000 in contractual and beneficial conversion interest, substantially all of which was in the form of common shares of the Company. At December 31, 2001, the carrying value of the Argyle notes totals $524,243, which includes the $1,188,000 principal balance plus accrued and beneficial interest totaling $128,243, net of unamortized discounts of $792,000.

Alabama Group Notes:

In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to a group of investors (the “Alabama Group”) which includes a trust for the benefit of Steven F. Tripp, a Director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The notes accrue interest at a contractual rate of 6%, and are secured by substantially all the assets of the Company. This portion of the notes is convertible into shares of the Company’s common stock at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 shares of common stock. The warrants are exercisable through June 30, 2002 at $3.50 per share; none of these warrants have been exercised as of December 31, 2001. The warrants were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years; volatility 114%; risk-free interest rate 6%; and dividend yield of $0. The total cash received from the issuance of this tranche of notes of $1,437,500 was less than the calculated value associated with the warrants. Therefore, the value assigned to the warrants was limited to the original proceeds of $1,437,500, and was recorded as a discount on the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash by the holders of the Alabama Group Notes. This discount, along with the contractual 6% interest rate, resulted in an effective interest rate of 70% upon issuance when compared to the outstanding principal balances.

The proceeds of the second tranche of notes, also totaling $1,437,500 and carrying interest at 6%, were originally to be received by the Company upon the achievement of certain performance targets. They were received in November 2000, prior to reaching those targets, in exchange for reducing the conversion price of the notes to the then-market price of $2.25 per share. No warrants were issued with the second tranche of notes. The remaining unamortized discount for the first tranche, along with the contractual interest on both tranches, resulted in a combined effective interest rate of 87% as of the issuance date for the second tranche when compared to the outstanding principal balances.

On June 15, 2001 the due date was of both tranches was extended until December 31, 2002. On the extension date, the excess $255,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.65 per share, over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as additional paid-in capital. The resulting $255,000 discount to the debt, along with the remaining unamortized discount for the first tranche, is being amortized over the life of the extended notes. The effective interest rate for financial statement purposes due to these discounts differs from the actual contractual interest received or receivable by the holders of the Alabama Group Notes. These discounts, along with the contractual 6% interest rate, result in a new effective interest rate upon extension of 25% as of the extension date when compared to the outstanding principal balances.

At December 31, 2001, the carrying value of the Alabama notes totals $2,613,042, which includes the $2,875,000 principal balance plus accrued interest of $282,815, net of unamortized discounts of $544,774.

In April 2001 the Company issued warrants to purchase 607,143, shares of common stock at an exercise price of $1.75 per share, the market price at date of issuance, to this same group of investors in order to raise cash for working capital purposes. These warrants were immediately exercised in April 2001 in exchange for cash and notes. $21,875 of these notes remained unpaid at December 31, 2001.

Stock Based Compensation for Employee:

In December 2001, the Company issued 200,000 Common Shares to its Director of Corporate Development. The Shares were issued in consideration of services rendered by the employee with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers. These shares were valued at $740,000, the market value of such Shares on the date of grant. See Note 2 to the Financial Statements under Item 1 of this Report.

ITEM 13. Exhibits and Reports on Form 8-K.

1. Exhibits

Exhibit #		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Form S-3 Registration Statement filed November 18, 1999).

3.2		Bylaws (incorporated by reference to Exhibit B to the Company’s Form 8-K filed February 7, 1995).

10.1		1991 Employee Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed February 13, 1992).

10.2		1993 Nonstatutory Employee Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed February 13, 1992).

10.3		1993 Nonstatutory Directors Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed February 13, 1992).

10.4		1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Form S-3 Registration Statement filed on November 18, 1999).

10.5		Form of Convertible Secured Loan Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A to such form (incorporated by reference to Exhibit 10.9 to the Company’s Form 10KSB filed April 14, 2000).

10.6		Form of Security Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Schedule A to such form (incorporated by reference to Exhibit 10.10 to the Company’s Form 10KSB filed April 14, 2000).

10.7		Form of Registration Rights Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A to such form (incorporated by reference to Exhibit 10.11 to the Company’s Form 10KSB filed April 14, 2000).

10.8		Form of Agreement and Warrant to Purchase Common Shares, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on the Exhibit A of Convertible Secured Loan Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Form 10KSB filed April 14, 2000).

10.9		Form of Convertible Secured Note, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A of the Convertible Secured Loan Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Form 10KSB filed April 14, 2000).

10.10		Employment Agreement between the Company and Miles L. Scott dated December 31, 1999 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10KSB filed on April 14, 2000).

10.11	**	Settlement Agreement between the Company and Michael Burney dated August 23, 2000.

10.12		Standard Office Lease dated February 22, 1999, between Dennis A. and Susan Johann Gilardi and SpatiaLight, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form 10QSB filed on May 17, 1999).

10.13	*	Agreement of Principal Terms between China Electronics Corporation and SpatiaLight, Inc.

10.14	**	Memorandum of Understanding between Hisense Electric Co., Ltd. and IRICO Group Corp. and SpatiaLight, Inc.

10.15	**	Agreement of Principal Terms between Skyworth Display Ltd. and SpatiaLight, Inc.

10.16	*	Agreement of Principal Terms between Shanghai Information Industry Co. Ltd. and SpatiaLight, Inc.

10.17	**	Agreement of Principal Terms between Panda Electronics Group Co. Ltd. and SpatiaLight, Inc.

16.1		Letter from KPMG LLP pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to Exhibit 1 of the Company’s Form 8-K filed April 9, 2001).

21.1	**	Principal subsidiaries of the Company.

23.1		Consent of BDO Seidman, LLP

*   Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

** Incorporated by reference to the Company’s Form 10-KSB filed on March 21, 2002 (SEC File No. 000-19828).

2. Reports on Form 8-K.

     The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the _____ day of August 2002.

SPATIALIGHT, INC.

By:	/s/ ROBERT A. OLINS Robert A. Olins Acting Chief Executive Officer, Treasurer and Secretary