Form 10QSB/A
period 2002-03-31
SPATIALIGHT INC
filed 2002-08-09
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,487,864 shares of common stock as of August 8, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

SPATIALIGHT, INC.

Quarterly Report on Form 10-QSB/A
For the Quarter Ended March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

SPATIALIGHT, INC.
BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(unaudited - revised)
ASSETS
Current assets
Cash and cash equivalents	$1,254,928	$2,728,134
Prepaids and other current assets	408,024	105,158

Total current assets	1,662,952	2,833,292
Property and equipment, net	613,926	607,066
Other assets	48,531	47,644

Total assets	$2,325,409	$3,488,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$181,286	$394,028
Short-term convertible notes	3,388,367	3,137,284
Accrued expenses and other current liabilities	90,430	170,036

Total current liabilities	3,660,083	3,701,348

Commitments
Stockholders’ deficit:
Common stock, $.01 par value:
40,000,000 shares authorized; 24,711,510 and 25,811,786 shares issued and outstanding at March 31, 2002 and December 31, 2001	247,115	258,118
Additional paid-in capital	40,378,790	41,911,879
Notes and stock subscription receivable	(127,500)	(2,653,434)
Accumulated deficit	(41,833,079)	(39,729,909)

Total stockholders’ deficit	(1,334,674)	(213,346)

Total liabilities and stockholders’ deficit	$2,325,409	$3,488,002

See accompanying notes to financial statements.

SPATIALIGHT, INC.
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Selling, general and administrative expenses:
Selling, general and administrative expenses	710,806	639,423
Stock-based general and administrative expenses	265,977	49,360

Total selling, general and administrative expenses	976,783	688,783
Research and development expenses	582,111	603,802

Total operating expenses	1,558,894	1,292,585

Operating loss	(1,558,894)	(1,292,585)

Other income (expenses):
Interest expense:
Interest expense	(63,133)	(64,065)
Stock-based interest expense	(487,136)	(118,431)

Total interest expense	(550,269)	(182,496)
Interest and other income	7,418	5,558

Total other income (expenses)	(542,851)	(176,938)

Loss before income taxes	(2,101,745)	(1,469,523)
Income tax expense	1,425	3,850

Net loss	$(2,103,170)	$(1,473,373)

Net loss per share — basic and diluted	$(0.09)	$(0.07)

Weighted average shares used in computing net loss per share — basic and diluted	23,859,321	20,541,528

See accompanying notes to financial statements.

SPATIALIGHT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT —
QUARTER ENDED MARCH 31, 2002 (revised)

	COMMON STOCK		ADDITIONAL			TOTAL
			PAID-IN	NOTES	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	DEFICIT

Balance January 1, 2002	25,811,786	$258,118	$41,911,879	$(2,653,434)	$(39,729,909)	$(213,346)
Conversion of interest on notes	178,992	1,790	689,610	—	—	691,400
Exercise of stock options	7,000	70	2,520	—	—	2,590
Issuance of stock, stock options, and warrants for services	60,000	600	265,377	—	—	265,977
Rescission of stock purchase agreement	(1,346,268)	(13,463)	(2,490,596)	2,504,059	—	0
Payments on notes receivable	—	—	—	21,875	—	21,875
Net loss					(2,103,170)	(2,103,170)

Balance March 31, 2002	24,711,510	$247,115	$40,378,790	$(127,500)	$(41,833,079)	$(1,334,674)

See accompanying notes to financial statements.

SPATIALIGHT, INC.
STATEMENTS OF CASH FLOW (unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(revised)
Cash flows from operating activities:
Net loss	$(2,103,170)	$(1,473,373)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	96,106	58,566
Stock-based general and administrative expense	265,977	49,360
Stock-based interest expense	487,136	118,431
Changes in operating assets and liabilities:
Accounts receivable	—	1,625
Prepaid and other current assets	89,530	(39,838)
Accounts payable	(212,742)	(14,179)
Accrued expenses and other current liabilities	(15,226)	36,807
Other assets	(887)	(22,502)

Net cash used in operating activities	(1,393,276)	(1,285,103)

Cash flows from investing activities:
Purchase of property and equipment	(102,966)	(80,893)

Net cash used in investing activities	(102,966)	(80,893)

Cash flows from financing activities:
Payments on capital lease obligations	(1,429)	(1,195)
Payments on notes receivable from shareholders	21,875	—
Proceeds from exercise of warrants and options	2,590	377,500

Net cash provided by financing activities	23,036	376,305

Net decrease in cash	(1,473,206)	(989,691)
Cash at beginning of period	2,728,134	1,035,957

Cash at end of period	$1,254,928	$46,266

Supplemental disclosure of cash flow information:
Income taxes paid during the period	$1,425	$3,850

Interest paid during the period	$180	$411

Non cash financing activities:
Common stock issued upon conversion of notes and interest	$691,400	$26,425

Rescission of stock purchase agreement	$2,504,059	$—

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

3. Amended Financial Statements

The accompanying unaudited condensed financial statements have been amended to reflect the cancellation of a stock purchase agreement as a result of a default by the purchaser. The stock purchase agreement was entered into in October 2001 and called for four equal installments due quarterly beginning January 5, 2002. A check for the $626,014 payment due in January was received and deposited by the Company at the end of March 2002, but was subsequently not honored by the purchaser’s bank. As a result, the stock purchase agreement, by its terms, has been cancelled and the 1,346,268 shares have been restored to the status of authorized but unissued shares. The initial payment of $13,463 was forfeited by the purchaser and was transferred from common stock par value to additional paid in capital. The subscription receivable of $2,504,058 and the related additional paid in capital have been eliminated from the Company’s balance sheet, and cash balances have been reduced by $626,014. The cancellation of such stock purchase agreement did not have any effect upon the Company’s results of operations for its fiscal quarter ended March 31, 2002.

4. Liquidity

The Company’s operations are constrained by an insufficient amount of working capital. As of March 31, 2002 the Company has sustained recurring losses and had a net capital deficiency of $1,334,674, and a net working capital deficiency of $1,997,131. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During 2002 the Company plans to meet its working capital and other cash requirements through the exercise of warrants held by existing investors including a trust for the benefit of one of the Company’s directors (of which the director is not a trustee). The Company’s continued existence is dependent upon its ability to successfully market and sell its products and obtaining additional financing. However, there can be no assurance that the Company’s efforts will be successful. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern. Further, the Company’s auditors included a paragraph in their report on the audited financial statements for the year ended December 31, 2001, indicating that substantial doubt exists as to the Company’s ability to continue as a going concern.

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

5. Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. Excluded from weighted average shares outstanding for the three months ended March 31, 2002 are 649,998 shares of common stock issued but held in escrow in connection with the private stock purchase agreements and warrant installment notes. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the three months ended March 31, 2002 and 2001 respectively, are options and warrants to acquire 7,592,697 and 5,174,812 shares of common stock, and 3,425,603 common share equivalents in each period relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of March 31, 2002 for the options, warrants and common share equivalents is $3.24, $3.10, and $1.19, respectively.

6. Notes Payable

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

Convertible notes totaling $2,794,367, inclusive of accrued interest and net of a discount of $408,581, issued to a group of investors which includes a trust for the benefit of Steven F. Tripp, a director of the Company (the “Alabama Group”). Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the common shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The outstanding principal balance as of March 31, 2002 is $2,875,000 with stated interest at 6%. Of the total amount of the notes, $1,437,500 is convertible at $3.50 per share; the remaining $1,437,500 is convertible at $2.25 per share. On June 15, 2001 the due date was extended until December 31, 2002. On the extension date, the $255,000 excess aggregate value based on the then current market price of $2.65 per share of the common shares receivable upon conversion of the notes, over the aggregate conversion price for the common shares convertible at $2.25 per share was recorded as additional paid in capital. The resulting discount to the debt is being amortized over the life of the extended note.

Activity in notes payable for the first quarter of 2002 follows:

	Balance at	Addition or	(Payment) or		Balance at
	Dec. 31,	New	Discount	Conversion	March 31,
	2001	Discount	Amortization	to Equity	2002

Debt Principal:
Alabama Group	$2,875,000	$—	$—	$—	$2,875,000
Alabama Group Discount	(544,774)	—	136,193	—	(408,581)
Argyle	1,188,000	—		—	1,188,000
Argyle discount	(792,000)	—	198,000	—	(594,000)

Total	2,726,226	—	334,193	—	3,060,419

Interest:
Accrued Argyle 6%	18,216	17,820	—	(36,036)	—
Accrued Alabama 6%	282,815	45,133	—	—	327,948
Beneficial interest	110,027	152,943	—	(262,970)	—

Total	411,058	215,896	—	(299,006)	327,948

Total Short-term Convertible Notes	$3,137,284	$215,896	$334,193	$(299,006)	$3,388,367

Stock-based interest expense discussed above is as follows:

	Quarter ended March 31,

	2002	2001

Amortization of Alabama group discount	$136,193	$67,288
Amortization of Argyle Capital discount	198,000	—
Effect of beneficial conversion privileges	152,943	51,143

	$487,136	$118,431

7. Issuance of Securities

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

Stock-Based Compensation

On March 28, 2002 the Company issued 60,000 shares of common stock valued at $220,200 on the date of grant to its Director of Corporate Development. The shares were issued in consideration of services rendered by the employee with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers.

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

8. Segment Information

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Item, 2 and those discussed in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 21, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-

looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We anticipate that our net cash expenditures during 2002 will run approximately $400,000 per month without regard for any revenues that may occur as a result of the technical trials now underway. We expect to meet our cash needs with our existing cash balances and from the exercise of outstanding warrants. There are outstanding warrants to purchase shares expiring in 2002 that are currently in-the-money. These warrants have exercise prices ranging from $2.50 per share to $3.50 per share and their expiration dates range from June 30, 2002 to November 15, 2002. Included in these warrants are warrants held by a trust for the benefit of Steven F. Tripp (a director of the Company), to purchase 71,428.57 shares of the Company at an exercise price of $3.50 per share which expire on June 30, 2002. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the common shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. We expect that if they are still in-the-money at or near expiration date, all of these will be exercised, resulting in proceeds to the Company of approximately $3,400,000. In addition, it is possible that other outstanding exercisable warrants that are in-the-money may be exercised. However, there can be no assurance that any significant number of these other warrants will be exercised. If no warrants are exercised, and the Company does not derive any significant revenues from its operations during 2002, it is likely that we will need to seek to raise additional debt or equity financing during the latter part of 2002. There can be no assurances that such additional debt or equity funding will be available from our current investors or from any other source.

Our continued existence is dependent upon our ability to successfully develop, market and sell our products. In May 2001 we entered into an arrangement with Fuji Photo Optical Co., Ltd., for the manufacture of light engines incorporating our proprietary SpatiaLight imagEngine LCOS microdisplays. Pursuant to the arrangement, Fuji Photo Optical Co., Ltd. may scale up their manufacturing capacity in order to produce a minimum of 10,000 light engines per month incorporating the SpatiaLight imagEngine microdisplay.

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

The accompanying unaudited condensed financial statements have been amended to reflect the cancellation of a stock purchase agreement as a result of a default by the purchaser. The stock purchase agreement was entered into in October 2001 and called for four equal installments due quarterly beginning January 5, 2002. A check for the $626,014 payment due in January was received and deposited by us at the end of March 2002, but was subsequently not honored by the purchaser’s bank. As a result, the stock purchase agreement, by its terms, has been cancelled and the 1,346,268 shares have been restored to the status of authorized but unissued shares. The initial payment of $13,463 was forfeited by the purchaser and was transferred from common stock par value to additional paid in capital. The subscription receivable of $2,504,058 and the related additional paid in capital have been eliminated from our balance sheet, and cash balances have been reduced by $626,014.

As of March 31, 2002, we had approximately $1,255,000 in cash and cash equivalents, and our net working capital deficit at March 31, 2002 was approximately $1,997,000.

Net cash used in operating activities totaled approximately $1,390,000 and $1,290,000 for the three months ended March 31, 2002 and 2001, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the three months ended March 31, 2002 was approximately $23,000 as compared to approximately $380,000 for the three months ended March 31, 2001. In the first quarter of 2002, cash was provided from proceeds from the collection on notes receivable. In the first quarter of 2001, cash was provided primarily from proceeds from the exercise of warrants and options.

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

Stock-based general and administrative costs. Stock-based general and administrative costs were approximately $266,000 and $50,000 in the three months ended March 31, 2002 and 2001, respectively. The amounts incurred relate to common stock, stock options, and warrants issued in exchange for services. The increase in 2002 relates primarily to expenses associated with common stock granted as employee compensation valued at $220,000, which had no comparable expense in 2001. These shares were issued to the Company’s Director of Corporate Development, who is neither an officer nor director of the Company and does not have the authority of an officer or director of the Company.

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

Stock-based interest expense. Stock-based interest expense of approximately $490,000 and $120,000 for the three months ended March 31, 2002 and 2001, respectively, relates to the beneficial conversion feature of interest converted and convertible into equity on notes payable to Argyle Capital Management, a company wholly owned by Robert Olins, Acting Chief Executive Officer of the Company. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Also included in stock-based interest expense in the first quarter of 2002 and 2001 is amortization of the discounts on notes payable to Argyle Capital Management and to the Alabama Group, a group of investors which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group.

BUSINESS RISKS AND UNCERTAINTIES

We have a history of losses and may incur losses in the future and therefore cannot assure you that we will achieve profitability.

     We have incurred losses over the past five years and have experienced cash shortages. For the three months ended March 31, 2002 and 2001, we have incurred net losses of approximately $2,100,000 and $1,470,000, respectively. In addition, we had an accumulated deficit of $41,830,000 as of March 31, 2002. We may incur additional losses as we continue spending for research and development and other business activities. As a result, we will need to generate substantial sales to support our cost structure before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

If we are unable to obtain further financing or generate required working capital our ability to operate could suffer or cease. Our auditors have issued a report on our financial statements which contains an explanatory paragraph regarding our ability to continue as a going concern.

     Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including investments in further research and development, equipment, facilities and production activities. Although our financial condition and liquidity have been strengthened through the exercise of warrants and private purchases of our common shares, we may still require additional financing to provide for our required capital expenditures. Reliance for financing upon exercise of warrants and private stock purchase agreements entails the additional risks of non-exercise of such warrants because of the prevailing market prices of our underlying shares or default by stock purchasers under these agreements. The Company experienced such a default as disclosed under the “Liquidity and Capital

Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. In the event that we are unable to obtain further financing on satisfactory terms or at all, generate sales sufficient to offset our costs, or the costs of development and operations are greater than we anticipated, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results. Our independent auditors have included an explanatory paragraph in their report in our Form 10-KSB on our financial statements for our last fiscal year regarding our ability to continue as a going concern.

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

     Since late October 2001, we entered into five agreements with six original equipment manufacturers in China to sell our display units. The primary provisions of these agreements are described under “General and Recent Developments.”

     The testing of our display units by certain of these prospective customers - SVA, CEC, Skyworth, and Hisense and IRICO — commenced after these agreements were signed. The Company has recently been advised by certain of these prospective Chinese customers — SVA, CEC and Skyworth — that they are satisfied with the results of the testing of the prototypes under their agreements with the Company and that they are prepared to negotiate final terms of purchase orders for our microdisplay units in the near future. We intend to negotiate the terms of purchase orders for our products with SVA, CEC and Skyworth in the immediate future. There are open issues that have to be finally negotiated, including prices and quantities of our products. We cannot assure whether we will receive purchase orders binding on all three or certain of these companies for their purchase of commercial quantities of our microdisplay products commencing in the near future.

     In addition, even if we receive purchase orders from our prospective customers for our display units, we may have problems implementing volume production of such display units. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change, and product obsolescence. Manufacturers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. Therefore, even if we obtain purchase orders from prospective customers, we cannot assure you that these agreements will result in significant revenues, if any, to us.

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

Risks related to doing business in China may negatively affect our business.

     Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

     A lack of adequate remedies and impartiality under the Chinese legal system may adversely impact our ability to do business in China and to enforce the agreements or purchase orders to which we are, or may become, a party.

     At various times during recent years, the United States and China have had significant disagreements over political, economic and social issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect our ability to do business in China.

We do not pay cash dividends.

     We have never paid any cash dividends on our common shares and do not anticipate that we will pay cash dividends in the near future. Instead, we intend to apply any future earnings to the expansion and development of our business.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

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

Stock-Based Compensation

On March 28, 2002 the Company issued 60,000 shares of common stock valued at $220,200 on the date of grant to its Director of Corporate Development. The shares were issued in consideration of services rendered by the employee with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

None.

(b)	Report on Form 8-K:

None.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2002

SpatiaLight, Inc.

By:	/s/ ROBERT A. OLINS

Robert A. Olins Acting Chief Executive Officer (Principal Executive, Financial and Accounting Officer)