Form 10QSB
period 2002-06-30
SPATIALIGHT INC
filed 2002-08-14
CIK 881468

United States
Securities and Exchange Commission
Washington D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2002

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to ________________

Commission File Number 000-19828

SpatiaLight, Inc.
(Exact name of small business issuer as specified in its charter)

New York	16-1363082

(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

9 Commercial Blvd., Suite 200, Novato, CA 94949*

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

     Transitional Small Business Disclosure Format (check one):
Yes [   ] No [X]

*	Registrant plans to move into new premises in September 2002

SPATIALIGHT, INC.

Quarterly Report on Form 10-QSB
For the Quarter Ended June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

SPATIALIGHT, INC.

BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$354,735	$2,728,134
Prepaids and other current assets	888,065	105,158

Total current assets	1,242,800	2,833,292
Property and equipment, net	623,232	607,066
Other assets	81,936	47,644

Total assets	$1,947,968	$3,488,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$542,262	$394,028
Short-term convertible notes	3,769,360	3,137,284
Accrued expenses and other current liabilities	141,251	170,036

Total current liabilities	4,452,873	3,701,348

Commitments
Stockholders’ deficit:
Common stock, $.01 par value:
40,000,000 shares authorized; 25,487,864 and 25,811,786 shares issued and outstanding at June 30, 2002 and December 31, 2001	254,879	258,118
Additional paid-in capital	42,751,258	41,911,879
Notes and stock subscription receivable	(1,874,847)	(2,653,434)
Accumulated deficit	(43,636,195)	(39,729,909)

Total stockholders’ deficit	(2,504,905)	(213,346)

Total liabilities and stockholders’ deficit	$1,947,968	$3,488,002

See accompanying notes to financial statements.

SPATIALIGHT, INC.

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$—	$10,000	$—	$10,000
Cost of revenues	—	1,000	—	1,000

Gross profits	—	9,000	—	9,000

Selling general and administrative expenses:
Selling, general and administrative expenses	663,273	785,274	1,374,079	1,424,697
Stock-based general and administrative expenses	2,992	1,724,024	268,969	1,773,384

Total selling, general and administrative expenses	666,265	2,509,298	1,643,048	3,198,081
Research and development expenses	586,126	593,149	1,168,237	1,196,950

Total operating expenses	1,252,391	3,102,447	2,811,285	4,395,031

Operating loss	(1,252,391)	(3,093,447)	(2,811,285)	(4,386,031)

Other income (expenses):
Interest expense:
Interest expense	(64,734)	(67,629)	(127,867)	(131,694)
Stock-based interest expense	(487,171)	(863,536)	(974,307)	(981,967)

Total interest expense	(551,905)	(931,165)	(1,102,174)	(1,113,661)
Interest and other income	1,180	5,063	8,598	10,620

Total other income (expenses)	(550,725)	(926,102)	(1,093,576)	(1,103,041)

Loss before income taxes	(1,803,116)	(4,019,549)	(3,904,861)	(5,489,072)
Income tax expense	0	1,600	1,425	5,450

Net loss	$(1,803,116)	$(4,021,149)	$(3,906,286)	(5,494,522)

Net loss per share-basic and diluted	$(0.07)	$(0.19)	$(0.16)	$(0.26)

Weighted average shares used in computing net loss per share — basic and diluted	24,133,985	21,003,692	23,996,653	20,772,610

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2002 (unaudited)

	COMMON STOCK		ADDITIONAL			TOTAL
			PAID-IN	NOTES	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	DEFICIT

Balance as of January 1, 2002	25,811,786	$258,118	$41,911,879	$(2,653,434)	$(39,729,909)	$(213,346)
Conversion of interest on notes	178,992	1,790	689,610			691,400
Exercise of stock options and warrants	783,354	7,834	2,331,996	(1,747,347)		592,483
Issuance of stock, stock options, and warrants for services	60,000	600	268,369			268,969
Payments on notes receivable				21,875		21,875
Repricing of warrants			40,000			40,000
Recission of stock purchase agreement	(1,346,268)	(13,463)	(2,490,596)	2,504,059		0
Net loss					(3,906,286)	(3,906,286)

Balance as of June 30, 2002	25,487,864	$254,879	$42,751,258	$(1,874,847)	$(43,636,195)	$(2,504,905)

SPATIALIGHT, INC.

STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,906,286)	$(5,494,522)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	190,366	134,165
Stock-based general and administrative expense	268,969	1,773,384
Stock-based interest expense	974,307	981,967
Changes in operating assets and liabilities:
Accounts receivable	—	2,500
Prepaid and other current assets	(503,490)	(50,041)
Accounts payable	148,235	45,197
Accrued expenses and other current liabilities	83,888	134,348
Other assets	(34,292)	(16,002)

Net cash used in operating activities	(2,778,303)	(2,489,004)

Cash flows from investing activities:
Purchase of property and equipment	(206,532)	(96,031)

Net cash used in investing activities	(206,532)	(96,031)

Cash flows from financing activities:
Payments on capital lease obligations	(2,922)	(2,446)
Payments on notes receivable from shareholders	21,875	—
Proceeds from issuance of convertible notes	—	250,000
Proceeds from sale of stock	—	275,963
Proceeds from exercise of warrants and options	592,483	1,046,528

Net cash provided by financing activities	611,436	1,570,045
Net decrease cash equivalents	(2,373,399)	(1,014,990)
Cash and cash equivalents at beginning of period	2,728,134	1,035,957

Cash and cash equivalents at end of period	$354,735	$20,967

Supplemental disclosure of cash flow information:
Income taxes paid during the period	$1,425	$5,450

Interest paid during the period	$294	$2,729

Non cash financing activities:
Exercise of warrants in exchange for notes receivable	$1,747,347	$403,125

Sale of stock for stock subscription	$—	$3,130,007

Discount on convertible notes due to beneficial conversion feature	$—	$1,443,000

Common stock issued upon conversion of interest	$691,400	$69,425

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.

Notes to Condensed Financial Statements (Unaudited)

1. Business Description

SpatiaLight, Inc. (SpatiaLight or the Company) is in the business of designing high-resolution microdisplays, which consist of liquid crystals and a glass cover on top of a silicon chip. These displays are also known as and commonly referred to as Liquid Crystal Displays (LCD), Active Matrix Liquid Crystal Displays (AMLCD), Liquid Crystal on Silicon (LCOS), and Spatial Light Modulators (SLM). These displays provide high-resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors and potential applications such as those used in wireless communication devices, portable games and digital assistants. The Company has recently entered into five agreements with six original equipment manufacturers in China to provide display units for use in their products. In the event that the display units meet certain technical criteria satisfactory to the manufacturer upon the conclusion of the respective test periods specified in these agreements, as to which there can be no assurance, the Company expects to obtain purchase orders from these manufacturers for these display units. These agreements are subject to various technical contingencies and there can be no assurance that these agreements will result in significant revenues, if any.

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

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, the interim condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2001. The interim results for the periods ended June 30, 2002 are not necessarily indicative of results for the full fiscal year.

3. Liquidity

The Company’s operations are constrained by an insufficient amount of working capital. As of June 30, 2002 the Company has sustained recurring losses and had a net capital deficiency of $2,504,905, and a net working capital deficiency of $3,210,073. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During 2002 the Company plans to meet its working capital and other cash requirements through the exercise of warrants held by existing investors. The Company’s continued existence is dependent upon its ability to successfully market and sell its products, and obtain additional financing. However, there can be no assurance that the Company’s efforts will be successful. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern. Further, the Company’s auditors included a paragraph in their report on the audited financial statements for the year ended December 31, 2001, indicating that substantial doubt exists as to the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $3,906,286 in the six months ended June 30, 2002. Of this amount, $1,243,276 was non-cash stock-based expenses. Additionally, as of June 30, 2002, the Company’s accumulated deficit totaled $43,636,195. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company’s products will require substantial expenditures in the foreseeable future. The successful completion of the Company’s development program and ultimately, the attainment of profitable operations are dependent upon future events. These events include obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company’s cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. Excluded from weighted average shares outstanding for the three months and six months ended June 30, 2002 are 649,998 and 1,300,000 shares of common stock issued but held in escrow in connection with the private stock purchase agreements and warrant installment notes. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the six months ended June 30, 2002 and 2001 respectively, are options and warrants to acquire 6,696,268 and 8,105,812 shares of common stock, and 3,425,603 and 3,568,460 common share equivalents in each period relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of June 30, 2002 for the options and warrants is $3.26 and $2.78, respectively; the weighted average conversion price for the common share equivalents related to convertible notes is $1.19.

5. Notes Payable

Convertible notes at June 30, 2002 consist of the following:

A convertible note totaling $792,000, net of a discount of $396,000 issued to Argyle Capital Management Corporation, a company affiliated with Robert A. Olins, a Director, Acting Chief Executive Officer, Secretary and Treasurer of the Company. The outstanding principal as of June 30, 2002 is $1,188,000, with stated interest at 6%. Both principal and interest are convertible into the

Company’s common shares at $.50 per share. On May 23, 2001 the due date was extended until December 31, 2002. On the extension date, the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000) was recorded as additional paid-in capital. The resulting discount to the debt arising from the beneficial conversion feature is being amortized over the life of the extended note. On March 31, 2002 the Company issued 106,920 shares of common stock upon the conversion of prepaid interest of $392,396. Prepaid interest was computed using the closing price of the common stock of $3.67, and is being amortized through December 31, 2002. For the six months ended June 30, 2002, additional stock-based interest expense of approximately $266,000 was recorded due to the beneficial conversion feature of the prepaid interest, representing the excess value of the common shares received upon conversion of the prepaid interest. The note is secured by substantially all the assets of the Company.

Convertible notes totaling $2,977,360, inclusive of accrued interest and net of a discount of $272,388, issued to a group of investors which includes a trust for the benefit of Steven F. Tripp, a director of the Company (the “Alabama Group”). Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the common shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The outstanding principal balance as of June 30, 2002 is $2,875,000 with stated interest at 6%. Of the total amount of the notes, $1,437,500 is convertible at $3.50 per share; the remaining $1,437,500 is convertible at $2.25 per share. On June 15, 2001 the due date was extended until December 31, 2002. On the extension date, the $255,000 excess aggregate value based on the then current market price of $2.65 per share of the common shares receivable upon conversion of the notes, over the aggregate conversion price for the common shares convertible at $2.25 per share was recorded as additional paid in capital. The resulting discount to the debt is being amortized over the life of the extended note.

Activity in notes payable for the six months ended June 30, 2002 follows:

			(Payment) or
	Balance at	Addition or New	Discount	Conversion to	Balance at June
	December 31, 2001	Discount	Amortization	Equity	30, 2002

Debt Principal:
Alabama Group	$2,875,000	$—	$—	$—	$2,875,000
Alabama Group Discount	(544,774)	—	272,386	—	(272,388)
Argyle	1,188,000	—	—	—	1,188,000
Argyle discount	(792,000)	—	396,000	—	(396,000)

Total	2,726,226	—	668,386	—	3,394,612

Interest:
Accrued Argyle 6%	18,216	35,640	—	(53,856)	—
Accrued Alabama 6%	282,815	91,933	—	—	374,748
Beneficial interest	110,027	152,943	—	(262,970)	—

Total	411,058	280,516	—	(316,826)	374,748

Total Short-term Convertible Notes	$3,137,284	$280,516	$668,386	$(316,826)	$3,769,360

Stock-based interest expense discussed above is as follows:

	Six months ended June 30,

	2002	2001

Amortization of Alabama group discount	$272,386	$804,437
Amortization of Argyle Capital discount	396,000	67,288
Repricing of warrants (see note 6)	40,000	—
Effect of beneficial conversion privileges	265,921	110,242

	$974,307	$981,967

6. Issuance of Securities

Issuance and Exercise of Stock Options, Warrants, and Stock during the six months ended June 30, 2002

On June 28, 2002, warrants to purchase 329,355 shares of common stock were exercised by a group of investors (the “Alabama Group”), which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the common shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. On the same day, warrants to purchase 370,645 shares of common stock were reassigned for no consideration and exercised by other investors, none of whom are affiliates of the Company or of any of its directors. When originally granted, all of the warrants had an exercise price of $3.50 and an expiration date of June 30, 2002. To induce the holders to exercise, the exercise price was reduced to $3.13, the average closing price for the previous four days, a price slightly below the closing price on the commitment date. The resulting intrinsic value of approximately $40,000 was recorded as a charge to stock-based interest. The warrants were exercised under warrant installment agreements totaling $1,747,347 with initial payments of $443,643 made on the date of exercise. Payments under the agreements are due in four equal monthly installments. In addition, 16,354 shares of common stock were issued upon the cashless exercise of 171,429 warrants by investors associated with the Alabama Group.

On January 23, 2002, the Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $3.00. The warrant was issued to an investor in consideration of the failure of the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares underlying a prior issuance of warrants by an earlier agreed-upon outside date. The warrant was valued at $37,111 using the Black-Scholes option pricing model and the following assumptions: stock price $3.73, historical volatility 114%, risk-free rate 5%, a dividend yield of zero, and a contractual term of 103 days. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

On March 27, 2002, the Company issued an option to purchase 2,500 shares of the Company’s common stock. The option was issued in exchange for consulting services rendered during the previous period and was valued at $8,666.

During the first six months of 2002, 67,000 shares of common stock were issued upon the exercise of warrants, and employee stock options. Total cash received was $148,840.

Other expenses related to the valuation of options granted to a director for consulting services totaled $2,992 and are included in stock-based general and administrative expenses in the accompanying statement of operations.

Stock-Based Compensation

On March 28, 2002 the Company issued 60,000 shares of common stock to its Director of Corporate Development at their then current market value of $220,200. The shares were issued in consideration of services rendered by the employee with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers.

Interest Conversion

On January 15, 2002, the Company issued 36,432 shares of common stock upon the conversion of accrued interest of $128,243, for the fourth quarter of 2001, under certain convertible notes, which includes additional deemed interest of $110,027 due to beneficial conversion features of the interest on the underlying notes.

On March 28, 2002, the Company issued 35,640 shares of common stock upon the conversion of accrued interest of $170,763 under certain convertible notes, which includes additional deemed interest of $152,943. In addition, the Company issued 106,920 shares of common stock upon the conversion of prepaid interest of $392,394 under certain convertible notes. The prepaid interest is being amortized to expense over nine months beginning in April 2002.

Rescission of Stock Purchase Agreement

During the first quarter of 2002, a stock purchase agreement was cancelled as a result of a default by the purchaser. The stock purchase agreement was entered into in October 2001 and called for four equal installments due quarterly beginning January 5, 2002. A check for the $626,014 payment due in January was received and deposited by the Company at the end of March 2002, but was subsequently not honored by the purchaser’s bank. As a result, the stock purchase agreement, by its terms, has been cancelled and the 1,346,268 shares have been restored to the status of authorized but unissued shares. The initial payment of $13,462 was forfeited by the purchaser and was transferred from common stock par value to additional paid in capital. The subscription receivable of $2,504,059 and the related additional paid in capital have been eliminated from the Company’s balance sheet. The cancellation of the stock purchase agreement had no effect on the Company’s results of operations.

Stock-based general and administrative expense discussed above is as follows:

	Six months ended June 30,

	2002	2001

Stock and options granted to employees and directors	$223,192	$1,655,172
Reinstatement of options	—	49,360
Warrant and other charges	45,777	68,852

	$268,969	$1,773,384

7. Segment Information

The Company’s chief operating decision-maker, the Chief Executive Officer (CEO), reviews the Company’s financial information as a single “operating segment” to make decisions about the Company’s performance and resource allocation. Therefore the Company has determined that it operates in a single business segment. There were no sales in the second quarter of 2002.

8. Accounting Pronouncements Issued But Not Yet Adopted

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

9. Lease Agreement

The Company entered into a lease agreement for new office headquarters. The lease is expected to commence in September 2002 and provides for the following annual base rent payments:

Year ending December 31,
2002	$68,000
2003	275,000
2004	422,000
2005	435,000
2006	447,000
2007	459,000
2008	311,000

$2,417,000

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

The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 2002, and the results of operations for the Company for the three months and six months ended June 30, 2002 and 2001. The following should be read in conjunction with the unaudited financial statements and related notes appearing elsewhere herein.

GENERAL

In September, we are moving from our current premises to a new premises located at Five Hamilton Landing, Suite 100, Novato, California. The new premises aggregate 14,000 square feet. The rent for the first year of the term of this new lease will be $203,115, compared to $314,095 annual rent under our existing lease. Our annual rent commencing the second year of the new lease of these new premises will be $418,417.

Our operations are constrained by an insufficient amount of working capital, and we continue to experience negative cash flows and net operating expenses. Our operations in recent months have been funded by the exercise of warrants and options, and the sales of common stock under private stock purchase agreements. We are continuing our efforts to locate sources of additional financing but there can be no assurance that additional financing will be available. Our auditors have included a paragraph in their report on the audited financial statements as of the year ended December 31, 2001, indicating that substantial doubt exists as to our ability to continue as a going concern.

We anticipate that our net cash expenditures during 2002 will run approximately $400,000 per month without regard for any revenues that may be derived from sales of our products. We expect to meet our cash needs with our existing cash balances and collections from payments on warrant installment agreements receivable of approximately $1,750,000. There are outstanding warrants to purchase shares expiring in 2002 at exercise prices ranging from $2.50 per share to $3.50 per share. We expect that if they are in-the-money at or near expiration date, all of these will be exercised, resulting in proceeds to the Company of approximately $3,400,000. In addition, it is possible that other outstanding exercisable warrants that expire in later periods may also be exercised. However, there can be no assurance that any significant number of these other warrants will be exercised. If no warrants are exercised, and the Company does not derive any significant revenues from its operations during 2002, it is likely that we will need to raise additional debt or equity financing during the latter part of 2002. There can be no assurances that such additional debt or equity funding will be available from our current investors or from any other source.

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

OVERVIEW

We develop microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our microdisplays are designed for use in end products of original equipment manufacturers, and therefore we work closely with customers to incorporate our microdisplays into their final products. Because our microdisplays can be manufactured using existing silicon and liquid crystal processes, we contract with existing manufacturers for the production of our silicon. We have patents covering parts of our designs;

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

The testing of our display units by certain of these prospective customers commenced after these agreements were signed. The Company has recently been advised by certain of these prospective customers that they are satisfied with the results of the testing of the prototypes under their agreements with the Company and that they are prepared to negotiate final terms of purchase orders for our microdisplay units in the near future. Similar to all agreements for the sale of technology products to foreign customers, these agreements are subject to various other contingencies and, by reason of these contingencies; we cannot assure that they will result in significant revenues, if any, to us as of this date.

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

As of June 30, 2002, we had approximately $350,000 in cash and cash equivalents, and our net working capital deficit at June 30, 2002 was approximately $3,210,000.

Net cash used in operating activities totaled approximately $2,780,000 and $2,490,000 for the six months ended June 30, 2002 and 2001, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the six months ended June 30, 2002 was approximately $610,000 as compared to approximately $1,570,000 for the six months ended June 30, 2001. In the second quarter of 2002, cash was provided primarily from proceeds from the exercise of warrants. In the second quarter of 2001, cash was provided primarily from proceeds from the exercise of warrants and sales of stock under private stock purchase agreements.

As of June 30, 2002, we had an accumulated deficit of approximately $43,640,000. We have realized significant losses in the past and we expect that these losses will continue at least through 2002. It is likely that we will have quarterly and annual losses in 2002 and beyond. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the foreseeable future. Consequently, we may continue to operate at a loss for the foreseeable future and there can be no assurance that our business will operate on a profitable basis or will be able to continue as a going concern.

During the first quarter 2002 a stock purchase agreement was cancelled as a result of a default by the purchaser. The stock purchase agreement was entered into in October 2001 and called for four equal installments due quarterly beginning January 5, 2002. A check for the $626,014 payment due in January was received and deposited at the end of March 2002, but was subsequently not honored by the purchaser’s bank. As a result, the stock purchase agreement, by its terms, has been cancelled and the 1,346,268 shares have been restored to the status of authorized but unissued shares. The initial payment of $13,462 was forfeited by the purchaser and was transferred from common stock par value to additional paid in capital. The subscription receivable of $2,504,059 and the related additional paid in capital have been eliminated from our balance sheet. The cancellation of the stock purchase agreement did not have any effect on our results of operations.

RESULTS OF OPERATIONS

Revenues. Total revenues were $0 for the six and three months ended June 30, 2002. Total revenues were $10,000 for the six and three months ended June 30, 2001. Revenues in 2001 were the result of sales of our display developer kits. Since April 2001, in order to concentrate our efforts in the Chinese market, we discontinued producing and selling development kits.

Cost of Revenues. Cost of revenues represents product costs associated with the production of display prototypes. Cost of revenues for prototypes was $0 for the six and three months ended June 30, 2002, and $1,000 for the six and three months ended June 30, 2001, respectively. Gross margins associated with sales are not indicative of the gross margins that we expect to realize on sales of units produced in quantity.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $660,000 and $790,000 in the three months ended June 30, 2002 and 2001, respectively, and $1,370,000 and $1,420,000 in the six months ended June 30, 2002, and 2001 respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. Salaries and related benefits decreased by approximately $260,000 in 2001 to $140,000 in 2002 due to the elimination of certain positions as well as the termination of a severance package in the first quarter of 2001. In addition, medical insurance decreased due to an employee contribution requirement. Other office expenses, including rent and travel and entertainment decreased approximately $20,000 while depreciation increased approximately $50,000 and employment expense and trade show increased $40,000 and $30,000, respectively.

Stock-based general and administrative costs. Stock-based general and administrative costs were approximately $3,000 and $270,000 in the three and six months ended June 30, 2002, respectively, and approximately $1,720,000 and $1,780,000 in the three and six months ended June 30, 2001, respectively. The amounts incurred relate to common stock, stock options, and warrants issued in exchange for services. The decrease in 2002 relates primarily to expenses incurred in 2001 associated with common stock granted as compensation to directors valued at $1,660,000, which had no comparable expense in 2001.

Research and development costs. Research and development costs were approximately $1,170,000 and $1,200,000 in the six months ended June 30, 2002 and 2001, respectively and $590,000 in each of the three months ended June 30, 2002 and 2001, respectively. Salaries and related benefits decreased approximately $80,000 due to a reduction in personnel while travel and entertainment increased $17,000 as a result of more overseas trips. General research and development costs increased approximately $30,000 due to a gearing up for production.

Interest income. Interest income for the six months ended June 30, 2002 and 2001 was approximately $8,600 and $10,600, respectively. Interest income for the three months ended June 30, 2002 and 2001 was approximately $1,100 and $5,000, respectively. The increase is consistent with lower cash balances resulting from the decrease in cash flow from financing activities.

Interest expense. Interest expense for the six months ended June 30, 2002 remained substantially unchanged from 2001 at approximately $70,000 in each quarter. This is consistent with the unchanged face amounts of the convertible note balances from 2001 to 2002.

Stock-based interest expense. Stock-based interest expense was approximately $970,000 and $980,000 for the six months ended June 30, 2002 and 2001, respectively, and $490,000 and $860,000 for the three months ended June 30, 2002 and 2001, respectively. Stock-based interest expense relates to the beneficial conversion feature of interest converted and convertible into equity on the notes payable to Argyle Capital Management, a company wholly owned by Robert Olins, Acting Chief Executive Officer of the Company. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. In addition, stock-based interest expense in the first and second quarters of 2002 and 2001 relates to amortization of the discounts on notes payable to Argyle Capital Management and to the Alabama Group, a group of investors which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the common shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group.

Critical Accounting Policies

Outlined below are accounting policies that we believe are key to a full understanding of our operations and financial results. All our accounting policies are in compliance with accounting principles generally accepted in the United States of America.

Stock-based Compensation —We account for our stock-based compensation arrangements with employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44. As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123, we disclose the proforma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

Research and Development — Research and development costs are charged to expense when incurred.

BUSINESS RISKS AND UNCERTAINTIES

We have a history of losses and may incur losses in the future and therefore cannot assure you that we will achieve profitability.

We have incurred losses over the past five years and have experienced cash shortages. For the six months ended June 30, 2002 and 2001, we have incurred net losses of approximately $3,910,000 and $5,500,000, respectively. In addition, we had an accumulated deficit of $43,640,000 as of June 30, 2002. We may incur additional losses as we continue spending for research and development and other business activities. As a result, we will need to generate substantial sales to support our cost structure before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

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

We currently have fourteen engineering personnel based in California working on microdisplays. This staffing creates significant research and development costs that may not be recouped. Even if our current microdisplays become accepted or successful, due to the rapid technological change in our industry, we must continue to use, and may increase in number, our engineering personnel to develop future generations of our microdisplays. As a result, we expect to continue incurring significant research and development costs.

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

Our microdisplays are assembled by combining the silicon backplanes with electronic components. The design and manufacture of liquid crystal displays and display units are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. While in the past we have had working arrangements with several independent liquid crystal display fabricators to manufacture certain of our products, we are now manufacturing our microdisplays ourselves. We believe that the internal manufacture of all such liquid crystal microdisplays will benefit us by allowing us to enhance quality control over such products as well as protect more effectively our proprietary interest in those products, but the risks discussed above associated with the highly complex processes of manufacturing these liquid crystal microdisplays remain applicable.

We continue to have working arrangements with the manufacturer of the light engines and lamps required in the assembly of our microdisplay units. We have recently entered into an agreement for the supply of prisms and filters which are also required for the assembly of such units. Except for that agreement, we do not have written agreements which are binding upon the manufacturers of the other components and any such manufacturer is not now bound to furnish us with any specific quantities of their products at previously specified prices. At this date, the Company is not aware that any of those manufacturers have known shortages of critical material.

Because the manufacture of our display units involves highly complex processes and technical problems may arise, we, in our capacity as internally manufacturing the liquid crystal microdisplays which are an integral part of the display units, can not assure the manufacturing yields of our products. Problems in mass-production or lower than expected manufacturing yields could significantly harm our business and operating results. In addition, the complexity of our manufacturing processes will increase as the sophistication of our display units increases.

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

Since late October 2001, we entered into five agreements with six original equipment manufacturers in China to sell our display units. The primary provisions are described under “General Recent Developments”.

The testing of our display units by certain of these prospective customers — SVA, CEC, Skyworth, and Hisense/IRICO — commenced after these agreements were signed. The Company has recently been advised by certain of these prospective Chinese customers — SVA, CEC and Skyworth — that they are satisfied with the results of the testing of the prototypes under their agreements with the Company and that they are prepared to negotiate final terms of purchase orders for our microdisplay units in the near future. We intend to negotiate the terms of purchase orders for our products with SVA, CEC and Skyworth in the immediate future. There are open issues that have to be finally negotiated, including prices and quantities of our products. We cannot assure whether we will receive purchase orders binding on all three or certain of these companies for their purchase of commercial quantities of our microdisplay products commencing in the near future.

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

PART II. OTHER INFORMATION

ITEM 2 Changes in Securities and Use of Proceeds

Issuance and Exercise of Stock Options, Warrants, and Stock during the six months ended June 30, 2002

On June 28, 2002, warrants to purchase 329,355 shares of common stock were exercised by a group of investors (the “Alabama Group”), which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the common shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. On the same day, warrants to purchase 370,645 shares of common stock were reassigned for no consideration and exercised by other investors, none of whom are affiliates of the Company or of any of its directors. When originally granted, all of the warrants had an exercise price of $3.50 and an expiration date of June 30, 2002. To induce the holders to exercise, the exercise price was reduced to $3.13, the average closing price for the previous four days, a price slightly below the closing price on the commitment date. The resulting intrinsic value of approximately $40,000 was recorded as a charge to stock-based interest. The warrants were exercised under warrant installment agreements totaling $1,747,347 with initial payments of $443,643 made on the date of exercise. Payments under the agreements are due in four equal monthly installments. In addition, 16,354 shares of common stock were issued upon the cashless exercise of 171,429 warrants by investors associated with the Alabama Group.

On January 23, 2002, the Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $3.00. The warrant was issued to an investor in consideration of the failure of the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares underlying a prior issuance of warrants by an earlier agreed-upon outside date. The warrant was valued at $37,111 using the Black-Scholes option pricing model and the following assumptions: stock price $3.73, historical volatility 114%, risk-free rate 5%, a dividend yield of zero, and a contractual term of 103 days. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

On March 27, 2002, the Company issued an option to purchase 2,500 shares of the Company’s common stock. The option was issued in exchange for consulting services rendered during the previous period and was valued at $8,666.

During the first six months of 2002, 67,000 shares of common stock were issued upon the exercise of warrants, and employee stock options. Total cash received was $148,840.

Other expenses related to the valuation of options granted to a director for consulting services totaled $2,992 and are included in stock-based general and administrative expenses in the accompanying statement of operations.

Stock-Based Compensation

On March 28, 2002 the Company issued 60,000 shares of common stock to its Director of Corporate Development at their current market value of $220,200. The shares were issued in consideration of services rendered by the employee with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers.

Interest Conversion

On January 15, 2002, the Company issued 36,432 shares of common stock upon the conversion of accrued interest of $128,243, for the fourth quarter of 2001, under certain convertible notes, which includes additional deemed interest of $110,027 due to beneficial conversion features of the interest on the underlying notes.

On March 28, 2002, the Company issued 35,640 shares of common stock upon the conversion of accrued interest of $170,763 under certain convertible notes, which includes additional deemed interest of $152,943. In addition, the Company issued 106,920 shares of common stock upon the conversion of prepaid interest of $392,394 under certain convertible notes. The prepaid interest is being amortized to expense over nine months beginning in April 2002.

Rescission of Stock Purchase Agreement

During the first quarter of 2002, a stock purchase agreement was cancelled as a result of a default by the purchaser. The stock purchase agreement was entered into in October 2001 and called for four equal installments due quarterly beginning January 5, 2002. A check for the $626,014 payment due in January was received and deposited by the Company at the end of March 2002, but was subsequently not honored by the purchaser’s bank. As a result, the stock purchase agreement, by its terms, has been cancelled and the 1,346,268 shares have been restored to the status of authorized but unissued shares. The initial payment of $13,462 was forfeited by the purchaser and was transferred from common stock par value to additional paid in capital. The subscription receivable of $2,504,059 and the related additional paid in capital have been eliminated from the Company’s balance sheet. The cancellation of the stock purchase agreement had no effect on the Company’s results of operations.

ITEM 4 Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held May 25, 2002, the shareholders approved the following:

1.	The election of Lawrence J. Matteson as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 22,547,249	Against: 31,147	Abstain: 0

2.	The election of Robert A. Olins as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 22,547,249	Against: 31,147	Abstain: 0

3.	The election of Steven F. Tripp as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 22,547,249	Against: 31,147	Abstain: 0

4.	The election of Claude Piaget as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 22,547,249	Against: 31,147	Abstain: 0

5.	The amendment to the Corporation’s 1999 Stock Option Plan to increase the maximum number of the Corporation’s common shares reserved for issuance thereunder.

For: 21,725,662	Against: 771,584	Abstain: 81,150

6.	The ratification of the appointment of BDO Seidman, LLP as the Corporation’s independent public accountants for the fiscal year ending December 31, 2002.

For: 22,484,709	Against: 4,187	Abstain: 89,500

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.18 Office lease dated May 17, 2002, between Hamilton Marin, LLC and SpatiaLight, Inc.

(b)	Report on Form 8-K:

None.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2002
SpatiaLight, Inc.

By:	/s/ ROBERT A. OLINS Robert A. Olins Acting Chief Executive Officer (Principal Executive, Financial and Accounting Officer)