Form 10KSB/A
period 2001-12-31
SPATIALIGHT INC
filed 2002-09-20
CIK 881468

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 5

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

Five Hamilton Landing, Suite 100, Novato, California 94949

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

     The aggregate market value for the Issuer’s voting stock held by non-affiliates of the Issuer, based upon the $2.65 per share closing sale price of the Common Stock on September 17, 2002 as reported on the Nasdaq SmallCap Market, was approximately $38,096,790. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 17, 2002, Registrant had 24,948,510 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes [   ]     No [X]

PART II

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, customer’s reception of our products, intensity of competition, quality control during manufacturing and those set forth under “Risk Factors”.

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

     Stock-based general and administrative expenses. Stock-based general and administrative expenses were $2,938,062 and $1,162,902 in 2001 and 2000, respectively. The amounts incurred in 2001 and 2000 relate to common stock, stock options and warrants issued in exchange for services. The increase in 2001 relates primarily to expenses associated with repricing of warrants to induce conversion valued at $142,000, and 200,000 shares of common stock granted as employee compensation valued at $740,000, neither of which had a comparable expense in 2000. The 200,000 shares of common stock referred to above were issued in December 2001 by the Company to its Director of Corporate Development, Anne-Marie Ribes. The shares were issued in consideration of services rendered by her with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers. As indicated above, these shares were valued at $740,000, the market value of such shares on the date of grant. At this time, we have not determined future arrangements with respect to additional significant equity compensation for Ms. Ribes. See Note 2 to the Financial Statements under Item 1 of this Report.

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

SPATIALIGHT, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2001 AND 2000

						TOTAL
	COMMON STOCK		ADDITIONAL			STOCK-
			PAID-IN	NOTES	ACCUMULATED	HOLDERS'
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	(DEFICIT)	DEFICIT

Balance January 1, 2000	16,635,818	$166,359	$20,649,563	$—	$(21,378,010)	$(562,088)
Conversion of interest on notes	169,092	1,690	793,964	—	—	795,654
Issuance of common stock	2,307	23	14,977	—	—	15,000
Exercise of stock options and warrants	3,466,012	34,660	4,939,563	—	—	4,974,223
Issuance of options and warrants for services	—	—	1,147,902	—	—	1,147,902
Incentive warrants	—	—	606,303	—	(606,303)	—
Net loss	—	—	—	—	(7,833,869)	(7,833,869)

Balance December 31, 2000	20,273,229	202,732	28,152,272	—	(29,818,182)	(1,463,178)
Sale of common stock under private stock purchase agreements	2,437,304	24,374	4,503,293	(3,480,021)	—	1,047,646
Conversion of notes and accrued interest	275,120	2,751	527,635	—	—	530,386
Discount on notes payable	—	—	1,443,000	—	—	1,443,000
Issuance of stock, stock options and warrants for services	21,889	219	402,508	—	—	402,727
Issuance of stock and options to employees and directors	200,000	2,000	2,533,335	—	—	2,535,335
Exercise of stock options and warrants	2,604,244	26,042	4,349,836	(492,708)	—	3,883,170
Payments on notes receivable	—	—	—	1,319,295	—	1,319,295
Net loss	—	—	—	—	(9,911,727)	(9,911,727)

	25,811,786	$258,118	$41,911,879	$(2,653,434)	$(39,729,909)	$(213,346)

See accompanying notes to financial statements

STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

Cash flows from operating activities:
Net loss	$(9,911,727)	$(7,833,869)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	290,293	218,176
Stock-based general and administrative expense	2,938,062	1,162,902
Stock-based interest expense	1,824,864	561,346
Other	—	57,838
Changes in operating assets and liabilities:
Accounts receivable	2,500	(2,500)
Inventories	—	5,036
Prepaid and other current assets	54,376	(66,117)
Accounts payable	46,924	60,363
Accrued expenses and other current liabilities	294,359	(227,496)
Other assets	(15,690)	(9,284)

Net cash used in operating activities	(4,476,039)	(6,073,605)

Cash flows from investing activities:
Purchase of property and equipment	(326,774)	(524,746)

Net cash used in investing activities	(326,774)	(524,746)

Cash flows from financing activities:
Payments on capital lease obligations	(5,121)	(14,024)
Proceeds from issuance of convertible notes with warrants attached	—	1,437,500
Proceeds from issuance of convertible notes	250,000	—
Payments on stock subscriptions and notes receivable from shareholders	1,319,295	—
Proceeds from sales of stock	1,047,646	—
Proceeds from exercise of warrants and options	3,883,170	4,974,223

Net cash provided by financing activities	6,494,990	6,397,699

Net increase (decrease) in cash	1,692,177	(200,652)
Cash at beginning of period	1,035,957	1,236,609

Cash at end of period	$2,728,134	$1,035,957

Supplemental disclosure of cash flow information:
Income taxes paid during the period	$7,233	$1,600

Interest paid during the period	$15,551	$14,133

Non cash financing activities:
Common stock issued upon conversion of notes and interest	$530,386	$795,654
Warrants issued to incent the exercise of certain warrants	$—	$606,303
Sale of stock for stock subscription	$3,567,521	$—
Exercise of warrants in exchange for notes receivable	$492,708	$—
Discount on convertible notes due to beneficial conversion feature	$1,443,000	$—

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

     Property and Equipment — Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization of property and

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

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

     On April 18, 2001 the Company issued warrants to purchase 607,143 shares of common stock at an exercise price of $1.75 to a group of investors which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

Common Shares of the Company or any other securities held by that trust. Marcia K. Tripp, Steven F. Tripp’s mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The warrants were issued in exchange for the warrant holders’ offer to assist the Company by augmenting its working capital through the purchase of common shares. The warrants were valued at $68,852 using the Black-Scholes option pricing model and the following assumptions: stock price $1.75, historical volatility 114%, risk free rate 6%, a dividend yield of zero, and a contractual term of 7 days. The value of these warrants is reflected in the statement of operations as a component of stock-based general and administrative expense.

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

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

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

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

     Stock-based administrative expense discussed above is summarized as follows:

	Year-end December 31,

	2001	2000

Warrants issued to investors	$68,852	$—
Warrants issued to consultants	132,089	173,935
Options and stock grants to consultants	60,181	26,842
Repricing to induce exercise of warrants	141,605	—
Options granted to officer and director	1,655,172	—
Stock grant to employee	740,000	—
Other employee-related charges	49,360	—
Other officer and director-related charges	90,803	—
Reinstatement of options	—	962,125

	$2,938,062	$1,162,902

     The exercised numbers include some cashless exercises, resulting in 12,199 and 6,003 fewer shares actually issued in 2001 and 2000, respectively. The 2001 exercises include 120,000 shares repriced from $2.00 to $1.75 prior to exercise and 600,000 shares repriced from $3.50 to $2.50 prior to exercise.

3. Notes Payable

Convertible notes at December 31, 2001 consist of the following:

Argyle Notes:

In 1998, the Company received $1,188,000 in cash in exchange for notes in that amount to Argyle Capital Management Corporation (“Argyle”), a company owned and controlled by Robert A. Olins, Acting Chief Executive Officer, Secretary, Treasurer, and a Director of the Company. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. Both principal and interest are convertible into the Company’s common stock at $.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature is being amortized over the life of the extended notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, results in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

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

SPATIALIGHT INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000 (Continued)

Alabama Group Notes:

In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to a group of investors (the “Alabama Group”) which includes a trust for the benefit of Steven F. Tripp, a Director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. Marcia K. Tripp, Steven F. Tripp’s mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. This portion of the notes is convertible into shares of the Company’s common stock at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 shares of common stock. The warrants are exercisable through June 30, 2002 at $3.50 per share; none of these warrants have been exercised as of December 31, 2001. The warrants were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years; volatility 114%; risk-free interest rate 6%; and dividend yield of $0. The total cash received from the issuance of this tranche of notes of $1,437,500 was less than the calculated value associated with the warrants. Therefore, the value assigned to the warrants was limited to the original proceeds of $1,437,500, and has been recorded as a discount on the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash by the holders of the Alabama Group Notes. This discount, along with the contractual 6% per annum interest rate, resulted in an effective interest rate of 70% per annum when compared to the outstanding principal balances.

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

     Activity in Convertible notes payable for 2001 and 2000 is as follows:

	Balance at		(Payment) or		Balance at
	Dec. 31,	Addition or New	Discount	Conversion to	Dec. 31,
	2000	Discount	Amortization	Equity	2001

Debt Principal:
Argyle	$1,188,000	$—	$—	$—	$1,188,000
Argyle discount	—	(1,188,000)	396,000	—	(792,000)
Alabama Group	2,875,000	—	—	—	2,875,000
Alabama Group Discount	(1,433,885)	(255,000)	1,144,111	—	(544,774)
Convertible Note — Other	—	250,000	—	(250,000)	—

Total	2,629,115	(1,193,000)	1,540,111	(250,000)	2,726,226

Interest:
Accrued Argyle — 6%	12,078	72,270	—	(66,132)	18,216
Beneficial conversion interest — Argyle	39,528	284,753	—	(214,254)	110,027
Accrued Alabama — 6%	101,732	181,083	—	—	282,815
Convertible Note — Other — 6%	—	11,125	(11,125)	—	—

Total	153,338	549,231	(11,125)	(280,386)	411,058

Total Short-term Convertible Notes	$2,782,453	$(643,769)	$1,528,986	$(530,386)	$3,137,284

	Balance at		(Payment) or		Balance at
	Dec. 31,	Addition or	Discount	Conversion to	Dec. 31,
	1999	New Discount	Amortization	Equity	2000

Debt Principal:
Argyle	$1,188,000	$—	$—	$—	$1,188,000
Argyle discount	—	—	—	—	—
Alabama Group	1,437,500	1,437,500	—	—	2,875,000
Alabama Group Discount	(1,437,500)	—	3,615	—	(1,433,885)

Total	1,188,000	1,437,500	3,615	—	2,629,115

Interest:
Accrued Argyle — 6%	24,156	72,468	—	(84,546)	12,078
Beneficial conversion interest — Argyle	202,587	548,049	—	(711,108)	39,528
Accrued Alabama — 6%	4,181	97,551	—	—	101,732

Total	230,924	718,068	—	(795,654)	153,338

Total Short-term Convertible Notes	$1,418,924	$2,155,568	$3,615	$(795,654)	$2,782,453

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

6. Stockholders’ Equity

     Stock Option Plans — In 1999 the Shareholders approved the 1999 Stock Option Plan, which replaced the Company’s 1993 Non-Statutory Employee Stock Option Plan, the 1993 Non-Statutory Director Stock Option Plan, and the 1991 Stock Option Plan. The Plan authorizes the issuance of options to purchase up to 4,000,000 shares of the Company’s common stock. The Plan provides for options which may be issued as nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.

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

     The following is a status of the options under the Plan and outside of the Plan and a summary of the changes in options outstanding during 2001 and 2000:

	Number of	Weighted Average
	Shares	Price

Outstanding January 1, 2000	2,873,800	$2.71
Options granted under the plan	240,000	2.72
Options exercised	(315,000)	.57
Options canceled	(782,500)	5.75

Outstanding December 31, 2000	2,016,300	$1.84
Options granted under the plan	655,000	2.20
Options granted outside the plan	2,875,000	3.77
Options exercised	(629,300)	.70
Options cancelled	(292,500)	2.68

Outstanding December 31, 2001	4,624,500	$3.20

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

Alabama Group Notes:

In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to a group of investors (the “Alabama Group”) which includes a trust for the benefit of Steven F. Tripp, a Director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. Marcia K. Tripp, Steven F. Tripp’s mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The notes accrue interest at a contractual rate of 6%, and are secured by substantially all the assets of the Company. This portion of the notes is convertible into shares of the Company’s common stock at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 shares of common stock. The warrants are exercisable through June 30, 2002 at $3.50 per share; none of these warrants have been exercised as of December 31, 2001. The warrants were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years; volatility 114%; risk-free interest rate 6%; and dividend yield of $0. The total cash received from the issuance of this tranche of notes of $1,437,500 was less than the calculated value associated with the warrants. Therefore, the value assigned to the warrants was limited to the original proceeds of $1,437,500, and was recorded as a discount on the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash by the holders of the Alabama Group Notes. This discount, along with the contractual 6% interest rate, resulted in an effective interest rate of 70% upon issuance when compared to the outstanding principal balances.

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

Stock Based Compensation for Employee:

In December 2001, the Company issued 200,000 Common Shares to its Director of Corporate Development, Anne-Marie Ribes. The Shares were issued in consideration of services rendered by her with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers. These shares were valued at $740,000, the market value of such Shares on the date of grant. At this time, we have not determined future arrangements with respect to additional significant equity compensation for Ms. Ribes. See Note 2 to the Financial Statements under Item 1 of this Report.

ITEM 13. Exhibits and Reports on Form 8-K.

1. Exhibits

Exhibit #	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Form S-3 Registration Statement filed November 18, 1999).

3.2	Bylaws (incorporated by reference to Exhibit B to the Company’s Form 8-K filed February 7, 1995).

10.1	1991 Employee Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed February 13, 1992).

10.2	1993 Nonstatutory Employee Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed February 13, 1992).

10.3	1993 Nonstatutory Directors Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed February 13, 1992).

10.4	1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Form S-3 Registration Statement filed on November 18, 1999).

10.5	Form of Convertible Secured Loan Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A to such form (incorporated by reference to Exhibit 10.9 to the Company’s Form 10KSB filed April 14, 2000).

10.6	Form of Security Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Schedule A to such form (incorporated by reference to Exhibit 10.10 to the Company’s Form 10KSB filed April 14, 2000).

10.7	Form of Registration Rights Agreement, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A to such form (incorporated by reference to Exhibit 10.11 to the Company’s Form 10KSB filed April 14, 2000).

10.8	Form of Agreement and Warrant to Purchase Common Shares, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on the Exhibit A of Convertible Secured Loan Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Form 10KSB filed April 14, 2000).

10.9	Form of Convertible Secured Note, dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit A of the Convertible Secured Loan Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Form 10KSB filed April 14, 2000).

10.10	Employment Agreement between the Company and Miles L. Scott dated December 31, 1999 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10KSB filed on April 14, 2000).

10.11††	Settlement Agreement between the Company and Michael Burney dated August 23, 2000.

10.12	Standard Office Lease dated February 22, 1999, between Dennis A. and Susan Johann Gilardi and SpatiaLight, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Form 10QSB filed on May 17, 1999).

10.13*†	Memorandum of Understanding between China Electronics Corporation (CEC) and SpatiaLight, Inc.

10.14††	Memorandum of Understanding between HiSense Electric Co., Ltd. / IRICO Group Corp. and SpatiaLight, Inc.

10.15††	Agreement of Principal Terms between Skyworth Display Ltd. and SpatiaLight, Inc.

10.16*†	Agreement of Principal Terms between Shanghai Information Industry Co. Ltd. (S.V.A.) and SpatiaLight, Inc.

10.17††	Agreement of Principal Terms between Panda Electronics Group Co. Ltd. (Panda) and SpatiaLight, Inc.

16.1	Letter from KPMG LLP pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to Exhibit 1 of the Company’s Form 8-K filed April 9, 2001).

21.1††	Principal subsidiaries of the Company.

23.1	Consent of BDO Seidman, LLP.
99.1	Certification of Acting Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Incorporated by reference to the Company’s Form 10-KSB/A filed on July 16, 2002 (SEC File No. 000-19828).

††	Incorporated by reference to the Company's Form 10-KSB filed on March 21, 20002(SEC File No. 000-19828).

2. Reports on Form 8-K.

     The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of September 2002.

SPATIALIGHT, INC.

By:	/s/ ROBERT A. OLINS

Robert A. Olins Acting Chief Executive Officer, Treasurer and Secretary

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Olins, certify that:

1.     I have reviewed this annual report on Form 10-KSB of SpatiaLight, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 19, 2002

/s/ Robert A. Olins

Robert A. Olins Acting Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Olins, certify that:

1.     I have reviewed this annual report on Form 10-KSB of SpatiaLight, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 19, 2002

/s/ Robert A. Olins

Robert A. Olins Principal Executive, Financial and Accounting Officer