Form 10QSB
period 2002-09-30
SPATIALIGHT INC
filed 2002-11-14
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2002

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from_____________to_____________

Commission File Number 000-19828

SpatiaLight, Inc. (Exact name of small business issuer as specified in its charter)

New York	16-1363082

(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Five Hamilton Landing, Suite 100, Novato, CA 94949

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,513,000 shares of common stock as of November 11, 2002.

     Transitional Small Business Disclosure Format (check one):
Yes [  ]     No [X]

SPATIALIGHT, INC.

Quarterly Report on Form 10-QSB
For the Quarter Ended September 30, 2002

PART I.        FINANCIAL INFORMATION

Item 1.          Condensed Financial Statements (unaudited)

SPATIALIGHT, INC.
BALANCE SHEETS

	September 30, 2002 (unaudited)	December 31, 2001

ASSETS
Current assets
Cash and cash equivalents	$104,656	$2,728,134
Inventory	94,809	—
Prepaids and other current assets	752,117	105,158

Total current assets	951,582	2,833,292
Property and equipment, net	763,566	607,066
Other assets	128,449	47,644

Total assets	$1,843,597	$3,488,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$987,092	$394,028
Short-term convertible notes	—	3,137,284
Accrued expenses and other current liabilities	100,933	170,036

Total current liabilities	1,088,025	3,701,348
Non-current liabilities
Convertible notes	4,093,973	—

Total liabilities	5,181,998	3,701,348

Commitments
Stockholders’ deficit:
Common stock, $.01 par value:
40,000,000 shares authorized;
25,470,078 and 25,811,786 shares issued and outstanding at September 30, 2002 and December 31, 2001	254,701	258,118
Additional paid-in capital	42,662,380	41,911,879
Notes and stock subscription receivable	(387,089)	(2,653,434)
Accumulated deficit	(45,868,393)	(39,729,909)

Total stockholders’ deficit	(3,338,401)	(213,346)

Total liabilities and stockholders’ deficit	$1,843,597	$3,488,002

See accompanying notes to condensed financial statements.

SPATIALIGHT, INC.
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues	$—	$—	$—	$10,000
Cost of revenues	—	—	—	1,000

Gross profits	—	—	—	9,000

Selling general and administrative expenses:
Selling general and administrative expenses	716,740	519,657	2,089,853	1,944,354
Stock-based general and administrative expenses	141,737	72,946	410,706	1,846,330

Total selling general and administrative expenses	858,477	592,603	2,500,559	3,790,684
Research and development expenses	771,040	653,024	1,940,243	1,849,974

Total operating expenses	1,629,517	1,245,627	4,440,802	5,640,658

Operating loss	(1,629,517)	(1,245,627)	(4,440,802)	(5,631,658)

Other income (expenses):
Interest expense:
Interest expense	(66,294)	(68,571)	(194,161)	(200,263)
Stock-based interest expense	(536,478)	(398,677)	(1,510,785)	(1,380,645)

Total interest expense	(602,772)	(467,248)	(1,704,946)	(1,580,908)
Interest and other income	91	5,430	8,689	16,050

Total other income (expenses)	(602,681)	(461,818)	(1,696,257)	(1,564,858)

Loss before income taxes	(2,232,198)	(1,707,445)	(6,137,059)	(7,196,516)
Income tax expense	—	—	1,425	5,450

Net loss	$(2,232,198)	$(1,707,445)	$(6,138,484)	(7,201,966)

Net loss per share basic and diluted	$(0.09)	$(0.08)	$(0.25)	$(0.34)

Weighted average shares used in computing net loss per share- basic and diluted	24,263,706	21,400,293	24,175,222	20,981,838

See accompanying notes to condensed financial statements.

SPATIALIGHT, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	NOTES	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	DEFICIT

Balance as of January 1, 2002	25,811,786	$258,118	$41,911,879	$(2,653,434)	$(39,729,909)	$(213,346)
Conversion of interest on notes	178,992	1,790	689,610			691,400
Exercise of stock options and warrants	903,354	9,034	2,630,797	(1,747,347)		892,484
Stock-based compensation	100,647	1,006	409,700			410,706
Payments of notes receivable				831,533		831,533
Repricing of warrents			9,813	95,512		105,325
Reversal of notes receivable	(178,433)	(1,784)	(556,823)	582,588		23,981
Recission of stock purchase agreement	(1,346,268)	(13,463)	(2,490,596)	2,504,059		0
Discount on notes payable - beneficial conversion feature			58,000			58,000
Net loss					(6,138,484)	(6,138,484)

Balance Sepetember 30, 2002	25,470,078	$254,701	$42,662,380	$(387,089)	$(45,868,393)	$(3,338,401)

See accompanying notes to financial statements.

SPATIALIGHT, INC.
STATEMENTS OF CASH FLOW (unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(6,138,484)	$(7,201,966)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	295,230	204,144
Stock-based general and administrative expense	410,706	1,846,330
Stock-based interest expense	1,510,785	1,380,645
Changes in operating assets and liabilities:
Accounts receivable	—	2,500
Prepaid and other current assets	(480,519)	(14,235)
Inventory	(94,809)	—
Accounts payable	593,064	60,593
Accrued expenses and other current liabilities	93,551	124,383
Other assets	(80,805)	(15,690)

Net cash used in operating activities	(3,891,281)	(3,613,296)

Cash flows from investing activities:
Purchase of property and equipment	(451,730)	(115,752)

Net cash used in investing activities	(451,730)	(115,752)

Cash flows from financing activities:
Payments on capital lease obligations	(4,483)	(3,754)
Payments on notes receivable from shareholders	831,533	—
Proceeds from issuance of convertible notes	—	250,000
Proceeds from sale of stock	—	997,984
Proceeds from exercise of warrants and options	892,483	1,380,639
Proceeds from payments on notes receivable for stock		134,375

Net cash provided by financing activities	1,719,533	2,759,244
Net decrease in cash and cash equivalents	(2,623,478)	(969,804)
Cash and cash equivalents at beginning of period	2,728,134	1,035,957

Cash and cash equivalents at end of period	$104,656	$66,153

Supplemental disclosure of cash flow information:
Income taxes paid during the period	$1,425	$5,450

Interest paid during the period	$348	$67,629

Non cash financing activities:
Exercise of warrants in exchange for notes receivable	$1,747,347	$403,125

Sale of stock for stock subscription	$—	$3,130,007

Discount on convertible notes due to beneficial conversion feature	$58,000	$1,443,000

Common stock issued upon conversion of interest	$691,400	$146,542

See accompanying notes to condensed financial statements.

SPATIALIGHT, INC.

Notes to Condensed Financial Statements (Unaudited)

1.     Business Description

SpatiaLight, Inc. (SpatiaLight or the Company) is in the business of designing high-resolution microdisplays, which consist of liquid crystals and a glass cover on top of a silicon chip. These displays are also known as and commonly referred to as Liquid Crystal Displays (LCD), Active Matrix Liquid Crystal Displays (AMLCD), Liquid Crystal on Silicon (LCOS), and Spatial Light Modulators (SLM). These displays provide high-resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors and potential applications such as those used in wireless communication devices, portable games and digital assistants. The Company has recently entered into seven agreements with eight original equipment manufacturers in China to provide display units and/or SpatiaLight imagEngine™ microdisplays for use in their products. In the event that the display units and/or SpatiaLight imagEngine™ microdisplays meet certain technical criteria satisfactory to the manufacturer upon the conclusion of the respective test periods specified in these agreements, as to which there can be no assurance, the Company expects to obtain purchase orders from these manufacturers for these display units and/or SpatiaLight imagEngine™ microdisplays. These agreements are subject to various technical contingencies and there can be no assurance that these agreements will result in significant revenues, if any.

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

2.     Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, the interim condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2001. The interim results for the period ended September 30, 2002 are not necessarily indicative of results for the full fiscal year.

3.     Liquidity

The Company’s operations are constrained by an insufficient amount of working capital. As of September 30, 2002 the Company has sustained recurring losses and had a net capital deficiency of $3,338,401, and a net working capital deficiency of $136,443. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During the next twelve months, the Company plans to meet its working capital and other cash requirements, without giving effect to any revenues that may be derived from sales of our products, through the exercise of warrants held by existing investors. The Company’s continued existence is dependent upon its ability to generate revenue by successfully marketing and selling its products, and obtain additional financing. However, there can be no assurance that the Company’s efforts will be successful. The Company continues its efforts to locate sources of additional financing. There can be no assurance that additional financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern. Further, the Company’s auditors included a paragraph in their report on the audited financial statements for the year ended December 31, 2001, indicating that substantial doubt exists as to the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of $6,138,484 in the nine months ended September 30, 2002. Of this amount, $1,921,491 was non-cash stock-based expenses. Additionally, as of September 30, 2002, the Company’s accumulated deficit totaled $45,868,393. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company’s products will require substantial expenditures in the foreseeable future. The successful completion of the Company’s development program and ultimately, the attainment of profitable operations are dependent upon future events. These events include obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company’s cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.     Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. Excluded from weighted average shares outstanding for the three months and nine months ended September 30, 2002 are 1,121,567 shares of common stock issued but held in escrow in connection with the private stock purchase agreements and warrant installment notes. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the nine months ended September 30, 2002 and 2001 respectively, are options and warrants to acquire 6,953,768 and 8,622,812 shares of common stock, and 3,425,603 and 3,568,460 common share equivalents in each period relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of September 30, 2002 for the options and warrants is $3.04 and $2.82, respectively; the weighted average conversion price for the common share equivalents related to convertible notes is $1.19.

5.     Convertible Notes Payable

Convertible notes at September 30, 2002 consist of the following:

Argyle Notes:

In 1998, the Company received $1,188,000 in cash in exchange for notes in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, Acting Chief Executive Officer, Secretary, Treasurer, and a Director of the Company. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. Both principal and interest are convertible into the Company’s common stock at $.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate. On September 20, 2002, the due date was extended until March 31, 2004. Accordingly, the remaining unamortized discount at the extension date of $198,000 is being amortized through March 31, 2004, resulting in a new effective interest rate of 17% per annum when compared to the outstanding principal balances. The notes have been reclassified as long term.

On March 31, 2002 the Company issued 106,920 shares of common stock upon the conversion of prepaid interest of $392,396. Prepaid interest was computed using the closing price of the common stock of $3.67, and is being amortized through December 31, 2002. For the nine months ended September 30, 2002, additional stock-based interest expense of approximately $379,000 was recorded due to the beneficial conversion feature of the prepaid interest, representing the excess value of the common shares received upon conversion of the prepaid interest. At September 30, 2002, the carrying value of the Argyle notes totals $990,000, which includes the $1,188,000 principal balance net of unamortized discounts of $198,000.

Alabama Group Notes:

In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to a group of investors (the “Alabama Group”), which includes a trust for the benefit of Steven F. Tripp, a Director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. Marcia K. Tripp, Steven F. Tripp’s mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. This portion of the notes is convertible into shares of the Company’s common stock at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 shares of common stock. The warrants were exercised on June 28, 2002 (note 6). The warrants were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years; volatility 114%; risk-free interest rate 6%; and dividend yield of $0. The total cash received from the issuance of this tranche of notes of $1,437,500 was less than the calculated value associated with the warrants. Therefore, the value assigned to the warrants was limited to the original proceeds of $1,437,500, and has been recorded as a discount on the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash by the holders of the Alabama Group Notes. This discount, along with the contractual 6% per annum interest rate, resulted in an effective interest rate of 70% per annum when compared to the outstanding principal balances.

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

On June 15, 2001 the due date of both tranches was extended until December 31, 2002. On the extension date, the excess $255,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.65 per share, over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as additional paid-in capital. The resulting $255,000 discount to the debt, along with the remaining unamortized discount for the first tranche, was being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to these discounts differs from the actual contractual interest received or receivable by the holders of the Alabama Group Notes. These discounts, along with the contractual 6% per annum interest rate, result in a new effective interest rate upon extension of 25% per annum as of the extension date when compared to the outstanding principal balances. On September 20, 2002, the due date of both tranches was extended until March 31, 2004. On the extension date, the excess $58,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.34 per share over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as additional pain-in-capital. Accordingly, the remaining unamortized discount at the extension date of $194,195 including the new discount of $58,000 is being amortized through March 31, 2004 resulting in a new effective interest rate of 10% per annum when compared with to the outstanding principal balances. The notes have been reclassified as long term. At September 30, 2002, the carrying value of the Alabama notes totals $3,103,973, which includes principal balance plus accrued interest of $423,168, net of unamortized discounts of $194,195.

Activity in notes payable for the nine months ended September 30, 2002 follows:

	Balance at December 31, 2001	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at September 30, 2002

Debt Principal:
Alabama Group	$2,875,000	$—	$—	$—	$2,875,000
Alabama Group Discount	(544,774)	(58,000)	408,579	—	(194,195)
Argyle	1,188,000	—	—	—	1,188,000
Argyle discount	(792,000)	—	594,000	—	(198,000)

Total	2,726,226	(58,000)	1,002,579	—	3,670,805

Interest:
Accrued Argyle 6%	18,216	53,460	—	(71,676)	—
Accrued Alabama 6%	282,815	140,353	—	—	423,168
Beneficial interest	110,027	152,943	—	(262,970)	—

Total	411,058	346,756	—	(334,646)	423,168

Total Short-term Convertible Notes	$3,137,284	$288,756	$1,002,579	$(334,646)	$4,093,973

Stock-based interest expense discussed above is as follows:

	Nine months ended September 30,

	2002	2001

Amortization of Alabama group discount	$408,579	$940,630
Amortization of Argyle Capital discount	594,000	265,289
Repricing of warrants (see note 6)	129,306	—
Effect of beneficial conversion priviledges on accrued interest	378,900	174,726

	$1,510,785	$1,380,645

6.     Issuance of Securities

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

Issuance and Exercise of Stock Options, Warrants, and Stock during the nine months ended September 30, 2002

During the first nine months of 2002, 187,000 shares of common stock were issued upon the exercise of warrants and employee stock options. Total cash received was $448,840.

On June 28, 2002, warrants to purchase 329,355 shares of common stock were exercised by a group of investors (the “Alabama Group”), which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the common shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. On the same day, warrants to purchase 370,645 shares of common stock were reassigned for no consideration and exercised by other investors, none of whom are affiliates of the Company or of any of its directors. When originally granted, all of the warrants had an exercise price of $3.50 and an expiration date of June 30, 2002. To induce the holders to exercise, the exercise price was reduced to $3.13, the average closing price for the previous four days, a price slightly below the closing price on the commitment date. The warrants were exercised under warrant installment agreements totaling $1,747,347 with initial payments received totaling $443,644.

As of September 30, 2002, payments totaling $809,658 have been received under the warrant installment agreements. The exercise price for each installment was marked to market based on the closing price the day prior to the due date. The resulting intrinsic value of $129,306, based on the change in exercise price was recorded as stock-based interest expense. Of the 700,000 shares held in escrow, 178,433 have been restored to the status of authorized but unissued shares in exchange for the reversal of notes receivable totaling $582,588. In addition, 16,354 shares of common stock were issued upon the cashless exercise of 171,429 warrants by investors associated with the Alabama Group.

In addition, payments totaling $21,875 were received in the first quarter of 2002 on notes receivable from shareholders that were outstanding as of December 31, 2001.

Stock-Based Compensation

On March 28, 2002, the Company issued 60,000 common shares to its Director of Corporate Development, Anne-Marie Ribes. The shares were issued in consideration of services rendered by her with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers. These shares were valued at $220,200, the market value of such shares on the date of grant.

On August 19, 2002, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $3.13. The warrant was issued in consideration for consulting services. The warrant was valued at $24,000 using the Black-Scholes option pricing model and the following assumptions: stock price $2.70, historical volatility 100%, risk-free rate 5%, a dividend yield of zero, and a contractual term of 4 months. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

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

During the first nine months of 2002, the Company issued an option to purchase 2,500 shares of the Company’s common stock. The option was issued in exchange for consulting services rendered during the previous period and was valued at $8,666. In addition, 40,647 shares were issued in exchange for $103,652 of services.

Other expenses related to the valuation of options granted to a director for consulting services totaled $17,077 and are included in stock-based general and administrative expenses in the accompanying statement of operations.

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

Stock-based general and administrative expense discussed above is as follows:

	Nine months ended September 30,
	2002	2001

Stock and options granted to employees and directors	$237,277	$1,681,204
Issuance of common stock for services	103,652	—
Reinstatement of options	—	49,360
Warrant and other charges	69,777	115,766

	$410,706	$1,846,330

Warrants

On October 24, 2002, the Company agreed to reprice warrants due to expire November 12, 2002 covering 746,268 shares of common stock from $2.81 to $2.00, the approximate market price on the date of the agreement. These warrants were subsequently exercised in early November for immediate cash proceeds of $100,000 and a note totaling $1,392,536, which will be paid in six installments.

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

9.     Lease Agreement

The Company entered into a lease agreement for new office headquarters. The lease commenced in September 2002 and provides for the following annual base rent payments:

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

The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 2002, and the results of operations for the Company for the three months and nine months ended September 30, 2002 and 2001. The following should be read in conjunction with the unaudited financial statements and related notes appearing elsewhere herein.

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

We anticipate that our net cash expenditures during 2002 and 2003 will run approximately $400,000 per month without giving effect to any revenues that may be derived from sales of our products. We expect to meet our cash needs with outstanding warrants to purchase shares expiring in 2002 at exercise prices ranging from $2.00 per share to $2.50 per share. We expect that if they are in-the-money at or near expiration date, all of these will be exercised, resulting in proceeds to the Company of approximately $2,500,000. In addition, it is possible that other outstanding exercisable warrants that expire in later periods may also be exercised. However, there can be no assurance that any significant number of these other warrants will be exercised. If no warrants are exercised, and the Company does not derive any significant revenues from its operations during 2002, it is likely that we will need to raise additional debt or equity financing during the latter part of 2002 and during 2003. There can be no assurances that such additional debt or equity funding will be available from our current investors or from any other source.

Our continued existence is dependent upon our ability to successfully develop, market and sell our products. In May 2001 we entered into an arrangement with Fuji Photo Optical Co., Ltd., for the manufacture of light engines. Pursuant to the arrangement, Fuji Photo Optical Co., Ltd. may scale up their manufacturing capacity in order to produce a minimum of 10,000 light engines per month incorporating the SpatiaLight imagEngine™ microdisplay. In September 2002 we accepted delivery of the first pre-production SpatiaLight/Fuji display units. These pre-production display units, which have been provided to our prospective customers in China, incorporate mechanical changes and technical enhancements that we initiated based upon the results of extensive testing of the prototype display units.

In September, we moved our headquarters from 9 Commercial Blvd, Suite 200, Novato, California to new premises located at Five Hamilton Landing, Suite 100, Novato, California. The new premises aggregate 14,000 square feet. The rent for the first year of the term of this new lease is $203,115, compared to $314,095 annual rent under our previous lease. Our annual rent commencing the second year of the new lease of these new premises will be $418,417. Our new headquarters, which were designed and built-out to our specifications, encompasses our corporate offices, quality assurance and testing facilities, optics laboratories and, pending final permits and licenses, a clean room that is five times larger than our prior research and development-only clean room. In order to prevent a delay in the production of our SpatiaLight imagEngine™ LCoS microdisplays during this permitting and licensing process, we have leased a nearby clean room production facility and have commenced manufacturing operations. During the third quarter of 2002, we hired an experienced professional to serve as director of clean room operations.

In September 2002, we hired Dr. David Hakala as our Chief Operating Officer. Dr. Hakala is playing a central role in our transition into full scale production of our microdisplay products. Prior to joining us, from 1994 to 2001, Dr. Hakala served in various management positions with Thompson Multimedia, including Vice President of Manufacturing Operations, and most recently as Vice President, Product Development, Americas.

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

Since late October 2001, we entered into seven agreements or memoranda of understanding with eight original equipment manufacturers in China contemplating the purchase by these prospective customers of our display units and/or SpatiaLight imagEngine™ microdisplays for use in certain of their products. All of these agreements require that we supply prototypes of our display units and/or SpatiaLight imagEngine™ microdisplays and that they meet technical criteria satisfactory to each of such prospective customers. If these tests of our display units and/or SpatiaLight imagEngine™ microdisplays satisfy these prospective customers, three of these agreements require such customers to place purchase orders for designated quantities of our display units. The remaining agreements indicate that under such circumstances the parties will negotiate such purchase orders. Four of these agreements provide for one or more specific periods for the testing of our display units; the fourth Agreement leaves open the number of “months” for testing of prototypes; and the fifth Agreement is silent on the matter. Three of these agreements also have clauses, which prohibit these prospective customers from working with any of our competitors during the testing periods.

The testing of our display units by certain of these prospective customers commenced after these agreements were signed. The Company has recently been advised by certain of these prospective customers that they are satisfied with the results of the testing of the prototypes under their agreements with the Company and that they are prepared to negotiate final terms of purchase orders for our display units and/or SpatiaLight imagEngine™ microdisplays in the near future. Similar to all agreements for the sale of technology products to foreign customers, these agreements are subject to various other contingencies and, by reason of these contingencies; we cannot assure that they will result in significant revenues, if any, to us as of this date.

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

As of September 30, 2002, we had approximately $105,000 in cash and cash equivalents, and our net working capital deficit at September 30, 2002 was approximately $136,000.

Net cash used in operating activities totaled approximately $3,891,000 and $3,613,000 for the nine months ended September 30, 2002 and 2001, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the nine months ended September 30, 2002 was approximately $1,720,000 as compared to approximately $2,760,000 for the nine months ended September 30, 2001. In the third quarter of 2002, cash was provided primarily from proceeds from the exercise of warrants. In the third quarter of 2001, cash was provided primarily from proceeds from the exercise of warrants and sales of stock under private stock purchase agreements.

As of September 30, 2002, we had an accumulated deficit of approximately $45,868,000. We have realized significant losses in the past and we expect that these losses will continue at least through 2002. It is likely that we will have quarterly and annual losses in 2002 and beyond. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the foreseeable future. Consequently, we may continue to operate at a loss for the foreseeable future and there can be no assurance that our business will operate on a profitable basis or will be able to continue as a going concern.

During the first quarter of 2002 a stock purchase agreement was cancelled as a result of a default by the purchaser. The stock purchase agreement was entered into in October 2001 and called for four equal installments due quarterly beginning January 5, 2002. A check for the $626,014 payment due in January was received and deposited at the end of March 2002, but was subsequently not honored by the purchaser’s bank. As a result, the stock purchase agreement, by its terms, has been cancelled and the 1,346,268 shares have been restored to the status of authorized but unissued shares. The initial payment of $13,463 was forfeited by the purchaser and was transferred from common stock par value to additional paid in capital. The subscription receivable of $2,504,059 and the related additional paid in capital have been eliminated from our balance sheet. The cancellation of the stock purchase agreement did not have any effect on our results of operations.

RESULTS OF OPERATIONS

Revenues. Total revenues were $0 for the nine and three months ended September 30, 2002. Total revenues were $0 and $10,000 for the nine and three months ended September 30, 2001. Revenues in 2001 were the result of sales of our display developer kits. Since April 2001, in order to concentrate our efforts in the Chinese market, we discontinued producing and selling development kits.

Cost of Revenues. Cost of revenues represents product costs associated with the production of display prototypes. Cost of revenues for prototypes was $0 for the nine and three months ended September 30, 2002, and $0 and $1,000 for the nine and three months ended September 30, 2001, respectively. Gross margins associated with sales are not indicative of the gross margins that we expect to realize on sales of units produced in quantity.

Selling, general and administrative costs . Selling, general and administrative costs were approximately $717,000 and $520,000 in the three months ended September 30, 2002 and 2001, respectively, and $2,090,000 and $1,944,000 in the nine months ended September 30, 2002, and 2001 respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. Salaries and related benefits decreased approximately $107,000, from $333,000 in 2001 to $226,000 in 2002, due to the termination of a severance package in the first quarter of 2001 as well as a decrease in medical insurance due to an employee contribution requirement. Other office expenses, including travel, entertainment and moving expenses increased approximately $44,000. Depreciation expense increased approximately $90,000 and employment expense and trade show increased $75,000 and $30,000, respectively.

Stock-based general and administrative costs. Stock-based general and administrative costs were approximately $142,000 and $411,000 in the three and nine months ended September 30, 2002, respectively, and approximately $73,000 and $1,846,000 in the three and nine months ended September 30, 2001, respectively. The amounts incurred relate to common stock, stock options, and warrants issued in exchange for services. The decrease in 2002 relates primarily to expenses incurred in 2001 associated with stock options granted as compensation to directors valued at $1,660,000, which had no comparable expense in 2002.

Research and development costs. Research and development costs were approximately $1,940,000 and $1,850,000 in the nine months ended September 30, 2002 and 2001, respectively and $771,000 and $653,000 in the three months ended September 30, 2002 and 2001, respectively. Salaries and related benefits decreased approximately $62,000 due to more employee stock option exercises in 2001 while travel and entertainment increased $20,000 as a result of more overseas trips. General research and development costs increased approximately $132,000 due to a gearing up for production.

Interest income. Interest income for the nine months ended September 30, 2002 and 2001 was approximately $8,700 and $16,000, respectively. Interest income for the three months ended September 30, 2002 and 2001 was approximately $90 and $5,400, respectively. The decrease is consistent with lower cash balances resulting from the decrease in cash flow from financing activities.

Interest expense. Interest expense for the nine months ended September 30, 2002 remained substantially unchanged from 2001 at approximately $65,000 in each quarter. This is consistent with the unchanged face amounts of the convertible note balances from 2001 to 2002.

Stock-based interest expense. Stock-based interest expense was approximately $1,511,000 and $1,381,000 for the nine months ended September 30, 2002 and 2001, respectively, and $536,000 and $399,000 for the three months ended September 30, 2002 and 2001, respectively. Stock-based interest expense relates to the beneficial conversion feature of interest converted and convertible into equity on the notes payable to Argyle Capital Management, a company wholly owned by Robert Olins, Acting Chief Executive Officer of the Company. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. In addition, stock-based interest expense relates to amortization of the discounts on notes payable to Argyle Capital Management and to the Alabama Group, a group of investors, which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the common shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group.

Critical Accounting Policies

Outlined below are accounting policies that we believe are key to a full understanding of our operations and financial results. All our accounting policies are in compliance with accounting principles generally accepted in the United States of America.

Stock-based Compensation – We account for our stock-based compensation arrangements with employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44. As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123, we disclose the proforma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

Research and Development – Research and development costs are charged to expense when incurred.

Item 3. Controls and Procedures.

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), and our “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our principal executive officer, who is also our principal financial officer (collectively, CEO).

Limitations on the Effectiveness of Controls . Our Chief Executive Officer does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have not had any revenue derived from the sale of our microdisplay products in the current reporting period. While the Controls Evaluation has accounted for such absence of sales and revenue, new or additional controls may or may not be required once we begin selling our microdisplay products in volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in volume in the ordinary course of business) because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Internal Controls. In accordance with SEC requirements, the CEO notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls.

Conclusions. Based upon the Controls Evaluation, our CEO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to the CEO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

BUSINESS RISKS AND UNCERTAINTIES

We have a history of losses and may incur losses in the future and therefore cannot assure you that we will achieve profitability.

We have incurred losses over the past five years and have experienced cash shortages. For the nine months ended September 30, 2002 and 2001, we have incurred net losses of approximately $6,138,000 and $7,202,000, respectively. In addition, we had an accumulated deficit of $45,868,000 as of September 30, 2002. We may incur additional losses as we continue spending for research and development and other business activities. As a result, we will need to generate substantial sales to support our cost structure before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

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

We continue to have working arrangements with the manufacturer of the light engines and lamps required in the assembly of our display units. We have recently entered into an agreement for the supply of prisms and filters which are also required for the assembly of such units. Except for that agreement, we do not have written agreements which are binding upon the manufacturers of the other components and any such manufacturer is not now bound to furnish us with any specific quantities of their products at previously specified prices. At this date, the Company is not aware that any of those manufacturers have known shortages of critical material.

Because the manufacture of our SpatiaLight imagEngine™ microdisplays involves highly complex processes and technical problems may arise, we, in our capacity as internally manufacturing the liquid crystal microdisplays which are an integral part of the display units, can not assure the manufacturing yields of our products. Problems in mass-production or lower than expected manufacturing yields could significantly harm our business and operating results. In addition, the complexity of our manufacturing processes will increase as the sophistication of our display units increases.

If a market for our products does not develop, our business will likely be significantly harmed.

Various target markets for our microdisplays, including projectors, monitors, high-definition televisions, and portable microdisplays, are uncertain, may be slow to develop or could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. The acceptance of our display units and/or SpatiaLight imagEngine™ microdisplays will be dependent upon the pricing, quality, reliability and useful life of these units compared to competing technologies, as to which there can be no assurance. In order for us to succeed, not only must we offer end-product manufacturers better and less expensive microdisplays than our competitors, but the manufacturers themselves must also develop products using our microdisplays that are commercially successful. Our failure to sell our microdisplays to such manufacturers or the failure of the ultimate target markets to develop as we expect will negatively affect our anticipated growth.

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

Since late October 2001, we entered into seven agreements with eight original equipment manufacturers in China to sell our display units and/or SpatiaLight imagEngine™ microdisplays.

The testing of our display units and/or SpatiaLight imagEngine™ microdisplays by certain of these prospective customers – SVA, CEC, Skyworth, and Hisense/IRICO – commenced after these agreements were signed. The Company has been advised by certain of these prospective Chinese customers – SVA, CEC and Skyworth – that they are satisfied with the results of the testing of the prototypes under their agreements with the Company and that they are prepared to negotiate final terms of purchase orders for our display units and/or SpatiaLight imagEngine™ microdisplays in the near future. We intend to negotiate the terms of purchase orders for our products with SVA, CEC and Skyworth in the immediate future. There are open issues that have to be finally negotiated, including prices and quantities of our products. We cannot assure whether we will receive purchase orders binding on all three or certain of these companies for their purchase of commercial quantities of our microdisplay products commencing in the near future.

In addition, even if we receive purchase orders from our prospective customers for our display units and/or SpatiaLight imagEngine™ microdisplays, we may have problems implementing volume production of such display units and/or SpatiaLight imagEngine™ microdisplays. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change, and product obsolescence. Manufacturers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. Therefore, even if we obtain purchase orders from prospective customers, we cannot assure you that these agreements will result in significant revenues, if any, to us.

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

Issuance and Exercise of Stock Options, Warrants, and Stock during the nine months ended September 30, 2002

During the first nine months of 2002, 187,000 shares of common stock were issued upon the exercise of warrants and employee stock options. Total cash received was $448,840.

On June 28, 2002, warrants to purchase 329,355 shares of common stock were exercised by a group of investors (the “Alabama Group”), which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the common shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. On the same day, warrants to purchase 370,645 shares of common stock were reassigned for no consideration and exercised by other investors, none of whom are affiliates of the Company or of any of its directors. When originally granted, all of the warrants had an exercise price of $3.50 and an expiration date of June 30, 2002. To induce the holders to exercise, the exercise price was reduced to $3.13, the average closing price for the previous four days, a price slightly below the closing price on the commitment date. The warrants were exercised under warrant installment agreements totaling $1,747,347 with initial payments totaling $443,644.

To date, payments totaling $809,658 have been made under the warrant installment agreements. The exercise price for each installment was marked to market based on the closing price the day prior to the due date. The resulting intrinsic value of $129,306, based on the change in exercise price was recorded as stock-based interest expense. Of the 700,000 shares held in escrow, 178,433 have been restored to the status of authorized but unissued shares in exchange for the reversal of notes receivable totaling $582,588. In addition, 16,354 shares of common stock were issued upon the cashless exercise of 171,429 warrants by investors associated with the Alabama Group.

In addition, payments totaling $21,875 were received in the first quarter of 2002 on notes receivable from shareholders that were outstanding as of December 31, 2001.

Stock-Based Compensation

On March 28, 2002, the Company issued 60,000 common shares to its Director of Corporate Development, Anne-Marie Ribes. The shares were issued in consideration of services rendered by her with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers. These shares were valued at $220,200, the market value of such shares on the date of grant.

On August 19, 2002, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $3.13. The warrant was issued in consideration for consulting services. The warrant was valued at $24,000 using the Black-Scholes option pricing model and the following assumptions: stock price $2.70, historical volatility 100%, risk-free rate 5%, a dividend yield of zero, and a contractual term of 4 months. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

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

During the first nine months of 2002, the Company issued an option to purchase 2,500 shares of the Company’s common stock. The option was issued in exchange for consulting services rendered during the previous period and was valued at $8,666. In addition, 40,647 shares were issued in exchange for $103,652 of services.

Other expenses related to the valuation of options granted to a director for consulting services totaled $17,077 and are included in stock-based general and administrative expenses in the accompanying statement of operations.

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

Stock-based general and administrative expense discussed above is as follows:

	Nine months ended September 30,
	2002	2001

Stock and options granted to employees and directors	$237,277	$1,681,204
Issuance of common stock for services	103,652	—
Reinstatement of options	—	49,360
Warrant and other charges	69,777	115,766

	$410,706	$1,846,330

Warrants

On October 24, 2002, the Company agreed to reprice warrants due to expire November 12, 2002 covering 746,268 shares of common stock from $2.81 to $2.00, the approximate market price on the date of the agreement. These warrants were subsequently exercised in early November for immediate cash proceeds of $100,000 and a note totaling $1,392,536, which will be paid in six installments.

ITEM 6	Exhibits and Reports on Form 8-k

(a)	Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report on Form 8-K:

None.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 13, 2002

SpatiaLight, Inc.

By:	/s/ ROBERT A. OLINS

Robert A. Olins
Acting Chief Executive Officer
(Principal Executive, Financial and Accounting Officer

CERTIFICATION

I, Robert A. Olins, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SpatiaLight, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Robert A. Olins

Robert A. Olins
Chief Executive Officer and
Principal Financial Officer