Form 10KSB
period 2002-12-31
SPATIALIGHT INC
filed 2003-04-15
CIK 881468

                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002.

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

           Five Hamilton Landing, Suite 100, Novato, California 94949
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (415) 883-1693
                                 --------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                          Common Shares, $.01 par value
                          -----------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended December 31, 2002 aggregated $0

     The aggregate market value for the Issuer's voting stock held by non-affiliates of the Issuer, based upon the $2.91 per share closing sale price of the Common Stock on February 28, 2003 as reported on the Nasdaq SmallCap Market, was approximately $59,905,260. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of April 10, 2003, Registrant had 26,956,748 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):
          Yes [ ]   No [X]

                                SPATIALIGHT, INC.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                        Page

                                        PART I


 ITEM 1            Description of Business...........................................................  3

 ITEM 2            Description of Property...........................................................  7

 ITEM 3            Legal Proceedings.................................................................  7

 ITEM 4            Submission of Matters to a Vote
                   Of Security Holders...............................................................  7

                                         PART II

 ITEM 5            Market for Common Equity and Related
                   Stockholder Matters...............................................................  8

 ITEM 6            Management's Discussion and Analysis
                   of Financial Conditions and Plan of Operation ....................................  10

 ITEM 7            Financial Statements..............................................................  22

 ITEM 8            Changes in and Disagreements with Accountants
                   On Accounting and Financial Disclosure............................................  43

                                         PART III

 ITEM 9            Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the Exchange Act........................  44

 ITEM 10           Executive Compensation............................................................  46

 ITEM 11           Security Ownership of Certain Beneficial Owners and Management....................  47

 ITEM 12           Certain Relationships and Related Transactions....................................  48

 ITEM 13           Exhibits and Reports on Form 8-K..................................................  50

 ITEM 14           Controls and Procedures ..........................................................  51


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

Item 1. Description of Business

Introduction

         We manufacture microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our microdisplays are designed for use in end products of original equipment manufacturers, and therefore we work closely with customers to incorporate our microdisplays into their final products. While in the past we have had working arrangements with several independent liquid crystal display fabricators to manufacture certain of our prototype products, we are now manufacturing our microdisplays ourselves in a 500 square foot Class 100 cleanroom and a 1200 square foot Class 1000 cleanroom. We have enhanced quality control and we have more effective protection of our proprietary technology in our products. Internal manufacturing is subject to certain risks described under "Risk Factors." We have patents covering parts of our designs, however the key designs of the circuitry in the silicon, drive electronics, and liquid crystal assembly techniques are proprietary and not covered by patents.

         Our microdisplays are high-resolution liquid crystal displays. They are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. These displays are also known as and commonly referred to as liquid crystal displays (LCD), active matrix liquid crystal displays, liquid crystal on silicon (LCoS), and spatial light modulators.

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

         Our technology uses liquid crystals and silicon chips. An advantage of these materials is that processes for working with them are already known and they may be produced more quickly than competing technologies offering comparable quality. By using existing manufacturing processes, we believe we will be able to obtain economies of scale. We are currently working in conjunction with Fuji Photo Optical Company for the manufacture of light engines using our microdisplays to be sold to our customers.

         Since late October 2001, we have entered into seven agreements or memoranda of understanding with eight original equipment manufacturers in China contemplating the purchase by these prospective customers of our display units and/or SpatiaLight imagEngine(TM) microdisplays for use in certain of their products. All of these agreements require that we supply prototypes of our display units and/or SpatiaLight imagEngine(TM) microdisplays and that they meet technical criteria satisfactory to each of such prospective customers. The Company has been advised by certain of these prospective customers that they are satisfied with the results of the testing of the prototypes under their agreements with the Company and that they are prepared to negotiate final terms of purchase orders for our display units and/or SpatiaLight imagEngine(TM) microdisplays.

         In addition, in January 2003 we entered into an Agreement of Principal Terms with one original equipment manufacturer (OEM) in the Republic of South Korea contemplating the purchase of our display units for use in certain of its products. This agreement requires that we supply a prototype of our display unit and that it meet technical criteria satisfactory to the prospective customer.

     On January 29, 2003, we announced that we had concluded negotiations with Skyworth Display Ltd., resulting in a signed agreement for the purchase by Skyworth of 14,100 display units from us during a one year delivery period. The purchase order provides for the first shipment of 200 units to be delivered in February and an additional 200 units in each of March and April 2003. Skyworth and we subsequently agreed to delay the first delivery of units to Skyworth until May 2003. Beginning in August, we are scheduled to deliver 1,500 units per month until the order is completed. Pursuant to the terms of the purchase order, the obligations of Skyworth will be backed by letters of credit in our favor to be issued monthly, the first of which has already been issued. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions. We have delivered the requisite number of our SpatiaLight imagEngine (TM) microdisplays to Fuji Photo Optical Co., Ltd. for incorporation into the display units to be delivered to Skyworth in the first of the twelve monthly deliveries.

         We were incorporated under the laws of the State of New York in 1989. Our executive offices are located at Five Hamilton Landing, Suite 100, Novato, California 94949.

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

Marketing, Sales and Distribution

Application and Markets

         We are working with a number of international OEMs to use our display units in their end product applications. Our ability to design end products for any of these markets, as well as the ability to sell and distribute in these diverse markets is beyond the current resources of our company. We are therefore establishing relationships with OEMs to incorporate our display units into their products. In high volume applications, we will be able to custom design our display units to fit a specific manufacturer's need for a specific product. We will also consider licensing large manufacturers who have the ability and desire to manufacture our displays for use in their final products. Our SpatiaLight imagEngine(TM) microdisplays can be incorporated into a wide variety of products such as rear-projection televisions, rear-projection computer monitors, video projectors, and head mounted displays.

         Our  strategy is to focus our  abilities on original  equipment  design
(OED) of LCOS microdisplays, and to work closely with OEMs to market end products utilizing our microdisplays. We are therefore dependent upon these OEMs for the manufacturing and marketing of end products.

         Since late October 2001, we have entered into seven agreements or memoranda of understanding with eight original equipment manufacturers in China contemplating the purchase by these prospective customers of our display units and/or Spatialight imagEngine(TM) microdisplays for use in certain of their products. All of these agreements require that we supply prototypes of our display units and/or SpatiaLight imagEngine(TM) microdisplays and that they meet technical criteria satisfactory to each of such prospective customers. In addition, in January 2003 we entered into an Agreement of Principal Terms with one original equipment manufacturer in the Republic of South Korea contemplating the purchase of our display units for use in certain of its products. This agreement requires that we supply a prototype of our display unit and that it meet technical criteria satisfactory to the prospective customer.

Manufacturing and Supply

         While in the past we have had working arrangements with several independent liquid crystal display fabricators to manufacture certain of our prototype products, we are now manufacturing our microdisplays ourselves in a 500 square foot Class 100 cleanroom and a 1200 square foot Class 1000 cleanroom. We have enhanced quality control and we have more effective protection of our proprietary technology in our products. Internal manufacturing is subject to certain risks described under "Risk Factors." We perform product testing of our microdisplay, analyze the results and take actions to refine the manufacturing process and enhance product design. We have developed statistical quality control procedures for our manufacturing process.

         We currently obtain silicon backplanes, a vital component in our microdisplays, from the Far East. The supply of silicon backplanes from suppliers does fluctuate, and we may be subject to problems of availability.

         In September 2002 we accepted delivery of the first pre-production SpatiaLight/Fuji display units. These pre-production display units, which have been provided to our prospective customers in China, incorporate mechanical changes and technical enhancements that we initiated based upon the results of extensive testing of the prototype display units. In January 2003 we concluded negotiations with Skyworth Display, Ltd., resulting in a signed agreement for the purchase by Skyworth of 14,100 display units from us upon terms more fully described under the "Introduction" section of this Item 1.

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

Competition

         Microdisplays are a subset of the display market. This display market subset consists of 1) reflective microdisplays produced on silicon backplanes,
2) transmissive microdisplays and 3) emissive microdisplays. The reflective microdisplay competition includes companies such as Aurora, eLCOS, Hitachi, Hughes/JVC, Philips, Sony, and Three-Five Systems. These companies are all producing different forms of a liquid crystal display on a silicon backplane. A competitor in the reflective microdisplay market, although not using liquid crystals in the display, is Texas Instruments, which is producing a micro-mechanical structure of moving mirrors on a silicon backplane.

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

Research and Development

         We incurred research and development expenses of approximately $3.6 million in 2002 and $2.6 million in 2001. Research and development expenses are those costs incurred for personnel and experimental materials for the design and development of new products, approximately $800,000 in pre-production tooling costs for test designs in 2002. We believe that the development of new products will be required to allow us to compete effectively and to achieve future revenues. We currently have six full-time employees whose duties include research and development and seven full-time employees whose duties include manufacturing. We intend to continue our product development programs, focusing on increasing the display specifications including resolution, color, and manufacturing processes. We believe that such developments will be required to exploit future markets.

Employees

         As of December 31, 2002, the Company had twenty full-time employees and two part-time engineering contractors. Full-time employment is divided among three functional areas with six in research and development, seven in manufacturing and seven in finance/administration. We intend to actively recruit for a Chief Financial Officer and other key employees. Employees are not represented by any collective bargaining organizations. We consider our relations with our employees to be good.

Item 2. Description of Property

         Our headquarters are located at Five Hamilton Landing, Suite 100, Novato, California. Our new premises, which were designed and built-out to our specifications, encompass our corporate offices, quality assurance and testing facilities, optics laboratories and, pending final approval of permits and licenses, a 2,500 square foot cleanroom. The new facility aggregates 14,000 square feet and the lease continues through August 2008. In order to prevent a delay in the production of our SpatiaLight imagEngine(TM) microdisplays during this permitting and licensing process, we have leased two clean rooms, a 500 square foot Class 100 clean room and a 1200 square foot Class 1000 clean room, where we are now manufacturing our microdisplays ourselves. We believe these facilities are sufficient to meet our immediate needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         We submitted no matters to a vote of our security holders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for Common Equity and Related Shareholders Matters

         Trading in our common shares has been conducted on the Nasdaq SmallCap Market since May 24, 2000 under the symbol "HDTV." Because we are traded on the SmallCap Market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained.

         The following table sets forth, for the calendar quarters indicated, the range of high and low quotations for our common shares, as reported by Commodity Systems, Inc.

                               HDTV Common Shares

                                          Fiscal 2002
                                          -----------
                                       High           Low
                                       ----           ---

    First Quarter                      8.15           3.18
    Second Quarter                     5.24           2.95
    Third Quarter                      3.95           2.05
    Fourth Quarter                     4.25           1.79

                                          Fiscal 2001
                                          -----------
                                       High           Low
                                       ----           ---

    First Quarter                      2.63           1.03
    Second Quarter                     4.60           1.50
    Third Quarter                      3.30           1.75
    Fourth Quarter                     7.35           1.78


         The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

         As of March 27, 2003, there were approximately 483 holders of record of our common shares and the closing price per share was $2.24 as reported on the Nasdaq SmallCap Market. The common shares represent the only class of securities outstanding as of this filing.

         To date, we have not paid a dividend on our common stock. The payment of future dividends is subject to our earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant. It is unlikely that dividends will be paid in the foreseeable future, nor as a general matter of New York law can the Company pay dividends as long as it has a capital deficit.

Sales of Unregistered Securities
--------------------------------

         On December 31, 2002, the Company issued 50,000 shares of common stock upon the exercise of a warrant. The shares were purchased at $2.42; total cash received was $121,000.

         On December 31, 2002, the Company issued 62,500 shares of common stock upon the conversion of a short-term convertible note for $125,000. The conversion price was $2.00 per share.

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

         On May 15, 2001, the Company sold 600,000 shares of common stock under a private stock purchase agreement. The stock was sold at a price of $1.87 per share. Cash received was $262,500. The balance of $787,500 was to be paid in three equal quarterly installments of $262,500. An escrow agent is holding the certificates for the shares being purchased until all three installments have been paid in full. At December 31, 2002 the remaining balance is $127,500.

         On October 5, 2001, the Company sold 1,346,268 shares of common stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. The balance of $2,517,521 was received in the form of a non-interest bearing stock subscription receivable, to be paid in four equal quarterly installments. At December 31, 2001 the remaining balance was $2,504,058. During the first quarter of 2002, the purchaser defaulted under the second agreement resulting in the cancellation of the stock purchase agreement. The 1,346,268 shares have been restored to the status of authorized but unissued shares. The cancellation had no impact on the Company's results of operations.

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

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

         The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

                Number of Securities                                    Number of Securities Remaining
                to Be Issued Upon               Weighted-Average        Available For Future Issuance
                Exercise of Outstanding         Exercise Price of       Under Equity Compensation Plans
Plan Category   Options                         Outstanding Options     (Excluding Securities Reflected in Column (a)
-------------   -----------------------         ---------------------   ---------------------------------------------
                          (a)                            (b)                              (c)
Equity
Compensation
Plans Approved
Security Holders      5,560,833                          3.17                           1,131,667
----------------------------------------------------------------------------------------------------------------------

         Included in the above compensation plan are 2,875,000 options issued outside of the 1999 Stock Option Plan (see footnote 6 to the financial statements).

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, customer's reception of our products, intensity of competition, quality control during manufacturing and those set forth under "Risk Factors."

Overview

         We manufacture microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as use in wireless communication devices, portable games and digital assistants. Our revenues through December 31, 2002 have been derived from the sales of our development kits. In April 2001, in order to concentrate our efforts in the Chinese market, we discontinued producing and selling development kits.

         Since late October 2001, we have entered into seven agreements or memoranda of understanding with eight original equipment manufacturers in China contemplating the purchase by these prospective customers of our display units and/or Spatialight imagEngine(TM) microdisplays for use in certain of their products. All of these agreements require that we supply prototypes of our display units and/or SpatiaLight imagEngine(TM) microdisplays and that they meet technical criteria satisfactory to each of such prospective customers. In addition, in January 2003 we entered into an Agreement of Principal Terms with one original equipment manufacturer in the Republic of South Korea contemplating the purchase of our display units for use in certain of its products. This agreement requires that we supply a prototype of our display unit and that it meet technical criteria satisfactory to the prospective customer.

     On January 29, 2003, we announced that we had concluded negotiations with Skyworth Display Ltd., resulting in a signed agreement for the purchase by Skyworth of 14,100 display units from us during a one year delivery period. The purchase order provides for the first shipment of 200 units to be delivered in February and an additional 200 units in each of March and April 2003. Skyworth and we subsequently agreed to delay the first delivery of the units to Skyworth until May 2003. Beginning in August, we are scheduled to deliver 1,500 units per month until the order is completed. Pursuant to the terms of the purchase order, the obligations of Skyworth will be backed by letters of credit in our favor to be issued monthly, the first of which has already been issued. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions. We have delivered the requisite number of our SpatiaLight imagEngine(TM) microdisplays to Fuji Photo Optical Co., Ltd. for incorporation into the display units to be delivered to Skyworth Display Ltd. in the first of twelve monthly deliveries.

         During 2002 we experienced negative cash flows from operating activities of approximately $5,060,000 and a net loss of approximately $9,028,000. Our operations were funded in 2002 by the exercise of warrants and options, and from payments receivable under warrant installment agreements.

         During 2002 we received $3,200,300 from the exercise of options and warrants, including $1,082,443 in installment note payments, for which we have issued 1,355,584 shares of common stock.

Liquidity and Capital Resources

         Through December 31, 2002, we have sustained recurring net losses from operations and, at December 31, 2002, we had a net capital deficiency of approximately $4,374,000 and a net working capital deficiency of approximately $808,000. These conditions raise substantial doubts about our ability to continue as a going concern. The report of our independent certified public accountants on the audited financial statements for the year ended December 31, 2002 also contains an explanatory paragraph regarding this doubt about our ability to continue as a going concern. For further discussion of this matter, refer to Note 1 of the financial statements.

         As of December 31, 2002, the Company had approximately $576,000 in cash and cash equivalents, a decrease of approximately $2,152,000 from the December 31, 2001 amount of $2,728,000. Our net working capital deficit at December 31, 2002 was approximately $808,000, compared to a net working capital deficit of approximately $868,000 at December 31, 2001.

         During 2002 we had negative cash flow from operations, resulting in the need to fund ongoing operations from financing activities. Net cash used by operating activities totaled approximately $5,060,000 and $4,476,000 in 2002 and 2001, respectively. The increase was due to the increase in research and development and general and administrative expenses (other than stock-based general and administrative expenses) of approximately $1,095,000. In addition, we began purchasing inventory in 2002 for production needs in 2003. Net cash provided by financing activities was approximately $3,188,000 and $6,495,000 in 2002 and 2001 respectively, principally resulting from the exercise of warrants and options.

         As of December 31, 2002, we had an accumulated deficit of approximately $48,758,000. We have realized significant losses in the past and expect that these losses will continue until we start to receive significant revenues from the sale of our products. We generated no revenues and no profits from operations during 2002. The ramp up in manufacturing and commercialization of our displays will require substantial expenditures during 2003. For example, we have a contractual commitment to purchase certain inventory components over the next six to eight months totaling $1,304,000 less prepayments of $564,000. The agreement is cancelable on a quarterly basis upon payment of certain orders already in process. Although we are expecting to generate revenues from purchase orders in 2003, we may continue to operate at a loss during 2003. There can be no assurance that our business will operate on a profitable basis thereafter.

         We anticipate that our cash expenditures during 2003 will approximate $500,000 per month, or $6 million for the year, without regard to any revenues in 2003. We expect to meet our cash needs with our existing cash balances and collections from stock subscriptions receivable of approximately $1,427,000 and from the exercise of warrants held by existing investors. In addition, we expect to fund working capital requirements by drawing on letters of credit issued by customers in connection with signed purchase orders and by additional equity financing. There can be no assurances that such additional equity funding will be available from our current investors or from the exercise of warrants.

Contractual Obligations and Contingent Liabilities and Commitments

     We have long-term contractual obligations and commitments primarily with regards to payment of debt and lease arrangements.

         The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2002:


                                            Payments Due By Period
                                                                                                 2007
        Contractual obligations           2003          2004          2005          2006      and beyond
        -----------------------        ---------     ---------     ---------     ---------     ---------
Long-term convertible debt             $    --       4,207,232     $    --       $    --       $    --

Operating lease commitments            $ 329,307       422,479       434,666       446,853       770,483
                                       ---------     ---------     ---------     ---------     ---------

Total contractual cash obligations     $ 329,307     4,629,711       434,666       446,853       770,483
                                       =========     =========     =========     =========     =========


Critical Accounting Policies and Estimates

         Our critical accounting policies upon which our financial position and results of operations depend are those relating to inventory valuation, and income tax assets and liabilities. We summarize our most critical accounting policies below.

         Inventory valuation. We value inventories at the lower of cost (based on the first-in, first-out method) or market value. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected product selling price based on historical recovery rates. If we assess the market value of our inventory to be less than costs we write it down to its replacement cost or its net realizable value. Our estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. At December 31, 2002, inventories (consisting entirely of raw materials components) were written down by $286,000, as prices on initial order quantities were higher than those expected in the future, and would otherwise have resulted in losses on finished goods in 2003.

         Income tax assets and liabilities. In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. Due to our lack of profitable operating history, potential limitations on usage of operating losses and general uncertainty, we provided for a 100% valuation allowance against our deferred tax assets. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Changes to our income tax provision or the valuation of the deferred tax assets and liabilities may affect our annual effective income tax rate.

Results of Operations

         Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $2,360,000 and $2,260,000 in 2002 and 2001, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance, and office expenses. Salaries and related taxes and benefits decreased from approximately $411,000 in 2001 to approximately $284,000 in 2002 as a result of the termination of payments under a severance package in the first quarter of 2001, as well as a decrease in medical insurance due to a new employee contribution requirement in 2002. Insurance expense decreased approximately $90,000 due to a change in carrier and a decrease in insurance coverage, and employee expenses increased $70,000 for fees related to the hiring of our Chief Operating Officer.

         Stock-based general and administrative expenses. Stock-based general and administrative expenses were approximately $713,000 and $2,940,000 in 2002 and 2001, respectively. The amounts incurred in 2002 and 2001 relate to common stock, stock options and warrants issued in exchange for services. The decrease in 2002 relates primarily to expenses incurred in 2001 related to stock options granted as compensation to directors valued at $1,655,000, as well as the issuance of 200,000 shares of common stock granted as employee compensation valued at $740,000, the market value of the stock at the date of issuance. The 200,000 shares of common stock referred to above in December 2001 were issued to our Director of Corporate Development, Anne-Marie Ribes. In 2002, 60,000 shares were issued to Ms. Ribes as compensation valued at $220,000, the market value of the stock at the date of issuance. The shares were issued in consideration of services rendered by her with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers. See Note 2 to the Financial Statements under Item 1 of this Report.

         Research and development expenses. Research and development expense increased from approximately $2,650,000 to $3,640,000 from 2001 to 2002. The increase was due to preproduction tooling costs of approximately $800,000 related to test units and the purchase of prototype engines for testing purposes in 2002.

         Inventory Adjustment. The adjustment to restate inventory at the lower of cost or market value was $286,000 in 2002 and $0 in 2001. Our initial purchases of inventory components were at a cost higher than we expect to incur for future purchases.

         Interest income. Interest income was approximately $15,700 and $34,000 in 2002 and 2001, respectively. The decrease in interest income in 2001 was due to lower average cash balances during 2002 than during 2001.

         Interest expense. Interest expense was approximately $261,000 and $269,000 in 2002 and 2001, respectively. These amounts are consistent with the balances in notes payable.

         Stock-based interest expense. Stock-based interest expense of $1,780,000 and $1,825,000 in 2002 and 2001, respectively, relates to the valuation of the beneficial conversion feature of interest converted and convertible into equity on the notes payable to Argyle Capital Management Corporation a company wholly owned by Robert Olins, Acting Chief Executive Officer of the Company based on the intrinsic value of the conversion feature. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. In addition, amortization of discounts on the Argyle and Alabama Group notes is included in stock-based interest expense.

         Loss before income taxes. Losses before income taxes were $9,026,000 and $9,904,000 in 2002 and 2001, respectively. This decrease is due primarily to a decrease of approximately $2.0 million of stock-based general and administrative expenses in 2002 compared to 2001. This decrease was offset by an increase of approximately $1.1 million in research and development expenses incurred as a result of pre-production tooling costs of approximately $800,000 and the purchase of prototype light engines for testing purposes.

         Income taxes. Income taxes consist primarily of minimum state tax requirements, see also footnote 5 to the Financial Statements.

Recent Accounting Pronouncements

         In August 2001 Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-lived Assets" was issued, superseding SFAS 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of." Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Our financial position and results of operations have not been affected by the adoption of SFAS 144.

         In July 2002 the Finanacial Accounting Standards Board (FASB) issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this Statement to have a material impact on the Company's financial condition or results of operations.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. We do not expect the adoption of this Statement to have a material impact on the Company's financial condition or results of operation as we are not currently planning to make a voluntary change to the fair value method of accounting for stock-based employee compensation.

         In November 2002, the FASB issued FASB Interpretation (FIN) No. 45. "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. We do not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

                                  Risk Factors

We have a history of losses and may incur losses in the future and therefore cannot assure you that we will achieve profitability.

We have incurred losses over the past five years and have experienced cash shortages. In 2002 and 2001, we incurred net losses of approximately $9,028,000 and $9,912,000, respectively. In addition, we had an accumulated deficit of $48,758,000 as of December 31, 2002. We may incur additional losses as we continue spending for production and other business activities. As a result, we will need to generate substantial sales to support our cost structure before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

If we are unable to obtain further financing or generate required working capital our ability to operate could suffer or cease. Our auditors have issued a report on our financial statements which contains an explanatory paragraph regarding our ability to continue as a going concern.

Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including investments in further research and development, equipment, facilities and production activities. Although our financial condition and liquidity have been assisted through the exercise of warrants and private purchases of our common shares, we will still require additional financing to provide for our required capital expenditures. Reliance for financing upon exercise of warrants and private stock purchase agreements entails the additional risks of non-exercise of such warrants because of the prevailing market prices of our underlying shares or default by stock purchasers under these agreements. We experienced such a default as disclosed under the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our quarterly report on Form 10-QSB for the period ended September 30, 2002. In the event that we are unable to obtain further financing on satisfactory terms or at all, generate sales sufficient to offset our costs, or the costs of development and operations are greater than we anticipated, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results. Our independent auditors have included an explanatory paragraph in their report in our Form 10-KSB on our financial statements for our last fiscal year regarding our ability to continue as a going concern.

We are subject to lengthy development periods and product acceptance cycles, which may significantly harm our business.

Our business model requires us to develop microdisplays that perform better than existing technologies, contract with one or more third-party manufacturers to manufacture our display units in bulk, and sell the resulting display units to original equipment manufacturers that will then incorporate them into their products. Original equipment manufacturers make the determination during their product development programs whether or not to incorporate our SpatiaLight imagEngine(TM) microdisplays and/or display units in their products. This requires us to invest significant amounts of time and capital in designing our SpatiaLight imagEngine(TM) microdisplays and/or display units before we can be assured that we will generate any significant sales to our customers or even recover our investment. If we fail to recover our investment from the
SpatiaLight imagEngine(TM) microdisplays and/or display units, it could seriously harm our financial condition. In addition, the length of time our products may be successfully received by our customers could be limited by the acceptance of new technologies developed by our customers.

We  incur  substantial   research  and  development  costs  in  connection  with
technologies that may not be successful.

We currently have six full-time engineering and seven full-time manufacturing personnel based in California working on microdisplays. This staffing creates significant research and development costs that may not be recouped. Even if our current microdisplays become accepted or successful, due to the rapid technological change in our industry, we must continue to use, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays. As a result, we expect to continue incurring significant research and development costs.

In recent months we have commenced manufacturing and shipping our microdisplays in commercial quantities, but difficulties in continuing the process of mass-producing our microdisplays may make it difficult to meet customer demands from time to time and our operating results could be significantly harmed by such difficulties.

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

We continue to have working arrangements with the manufacturer of the light engines and lamps required in the assembly of our display units. We have entered into an agreement for the supply of prisms and filters which are also required for the assembly of such units. Except for that agreement, we do not have written agreements which are binding upon the manufacturers of the other components and any such manufacturer is not now bound to furnish us with any specific quantities of their products at previously specified prices. At this date, we are not aware that any of those manufacturers have known shortages of critical material.

Because the manufacture of our SpatiaLight imagEngine(TM) microdisplays involves highly complex processes and technical problems may arise, we, in our capacity as internally manufacturing the liquid crystal microdisplays, which are an integral part of the display units, cannot assure the manufacturing yields of our products. Problems in mass-production or lower than expected manufacturing yields could significantly harm our business and operating results. In addition, the complexity of our manufacturing processes will increase as the sophistication of our microdisplays and display units increases.

If a market for our products does not develop, our business will likely be significantly harmed.

Various target markets for our microdisplays, including projectors, monitors, high-definition televisions, and portable microdisplays, are uncertain, may be slow to develop or could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. The acceptance of our display units and/or SpatiaLight imagEngine(TM) microdisplays will be dependent upon the pricing, quality, reliability and useful life of these units compared to competing technologies, as to which there can be no assurance. In order for us to succeed, not only must we offer end-product manufacturers better and less expensive microdisplays than our competitors, but the manufacturers themselves must also develop products using our microdisplays that are commercially successful. SpatiaLight's marketing efforts are focused on developing strategic customer and governmental relationships in China and the Republic of South Korea. Our failure to sell our microdisplays to such manufacturers or the failure of the ultimate target markets to develop as we expect will negatively affect our anticipated growth.

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

To date, we have only received one firm purchase order from one customer and we cannot assure you that we will obtain additional purchase orders from that customer or our other prospective customers, or, if we do, that they will generate significant revenues.

Since late October 2001, we entered into seven agreements with eight original equipment manufacturers in China and one OEM in the Republic of South Korea contemplating the purchase of our display units and/or SpatiaLight imagEngine
(TM) microdisplays. The testing of our display units and/or SpatiaLight imagEngine(TM) microdisplays by certain of these prospective customers commenced after these agreements were signed.

On January 29, 2003, we announced that we had concluded negotiations with Skyworth resulting in a signed agreement for the purchase by Skyworth of 14,100 display units from us over a one year delivery period. This purchase order agreement is cancelable by Skyworth on a quarterly basis, however, which could result in us not deriving all of our anticipated revenues from the purchase order.

The Company has been advised by the other prospective Chinese customers that they are satisfied with the results of the testing of the prototypes under their agreements with the Company and we are currently negotiating terms of purchase orders for our display units and/or SpatiaLight imagEngine (TM) microdisplays with each of them. There remain open issues that have to be finally negotiated, including prices and quantities of our products. We cannot assure whether we will receive purchase orders binding on any of these companies for their purchase of commercial quantities of our microdisplay products commencing in the near future.

In addition, even if we receive purchase orders from our current customer or prospective customers for our display units, we may have problems implementing volume production of such display units. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change, and product obsolescence. Manufacturers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. Therefore, even if we obtain purchase orders from several current or prospective customers, we cannot assure you that these agreements will result in significant revenues to us.

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

Item 7. Financial Statements


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
SpatiaLight, Inc.
Novato, California

We have audited the accompanying balance sheets of SpatiaLight, Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpatiaLight, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and has net capital deficiencies and negative working capital at December 31, 2002. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO Seidman, LLP

San Francisco, California

March 3, 2003

SPATIALIGHT, INC.
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                         2002                2001
                                                                    ------------         ------------
ASSETS

Current assets
  Cash and cash equivalents                                         $    575,663         $  2,728,134
  Inventory                                                              275,959                   --
  Prepaids and other current assets                                      565,515              105,158
                                                                    ------------         ------------
          Total current assets                                         1,417,137            2,833,292

Property and equipment, net                                              506,968              607,066
Other assets                                                             134,349               47,644
                                                                    ------------         ------------

               Total assets                                         $  2,058,454         $  3,488,002
                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                  $  2,018,230         $    394,028
  Short-term convertible notes                                                --            3,137,284
  Accrued expenses and other current liabilities                         206,796              170,036
                                                                    ------------         ------------
        Total current liabilities                                      2,225,026            3,701,348

Noncurrent liabilities
  Convertible notes                                                    4,207,232                   --
                                                                    ------------         ------------

               Total liabilities                                       6,432,258            3,701,348
                                                                    ------------         ------------

Commitments

Stockholders' deficit:
  Common stock, $.01 par value:
     40,000,000 shares authorized;
     26,018,658 and 25,811,786 shares issued and outstanding
     at 2002 and 2001                                                    260,187              258,118
Additional paid-in capital                                            45,550,830           41,911,879
Notes and stock subscription receivable                               (1,426,999)          (2,653,434)
Accumulated deficit                                                  (48,757,822)         (39,729,909)
                                                                    ------------         ------------
        Total stockholders' deficit                                   (4,373,804)            (213,346)
                                                                    ------------         ------------

Total liabilities and stockholders' deficit                         $  2,058,454         $  3,488,002
                                                                    ============         ============


See accompanying notes to financial statements.

SPATIALIGHT, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 and 2001

                                                                    December 31,
                                                                        2002                 2001
                                                                    ------------         ------------

Selling, general and administrative expenses:
   Selling, general and administrative expenses                     $  2,362,865         $  2,259,942
   Stock-based general and administrative expenses                       713,001            2,938,062
                                                                    ------------         ------------
          Total selling, general and administrative expenses           3,075,866            5,198,004

    Inventory adjustment                                                 286,000                   --
   Research and development expenses                                   3,639,016            2,647,090


          Total operating expenses                                     7,000,882            7,845,094
                                                                    ------------         ------------

          Operating loss                                              (7,000,882)          (7,845,094)
                                                                    ------------         ------------

Other income (expenses):

  Interest expense:
          Interest expense                                              (261,314)            (268,905)
          Stock-based interest expense                                (1,779,147)          (1,824,864)
                                                                    ------------         ------------
            Total interest expense                                    (2,040,461)          (2,093,769)

   Interest and other income                                              15,655               34,369
                                                                    ------------         ------------

          Total other income (expenses)                               (2,024,806)          (2,059,400)
                                                                    ------------         ------------

   Loss before income taxes                                           (9,025,688)          (9,904,494)

Income tax expense                                                         2,225                7,233
                                                                    ------------         ------------

Net loss                                                            $ (9,027,913)        $ (9,911,727)
                                                                    ============         ============

Net loss per share - basic and diluted                              $      (0.37)        $      (0.46)
                                                                    ============         ============

Weighted average shares used in computing
 net loss per share- basic and diluted                                24,578,226           21,469,960
                                                                    ============         ============


See accompanying notes to  financial statements

SPATIALIGHT, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                        ADDITIONAL
                                                                COMMON STOCK             PAID-IN         NOTES         ACCUMULATED
                                                            SHARES          AMOUNT       CAPITAL       RECEIVABLE       (DEFICIT)
                                                          ------------   ------------   ------------   ------------   ------------
Balance January 1, 2001                                   20,273,229   $    202,732   $ 28,152,272   $         --   $(29,818,182)

Sale of common stock under private stock purchase
  agreements                                               2,437,304         24,374      4,503,293     (3,480,021)            --

Conversion of notes and accrued interest                     275,120          2,751        527,635             --             --

Discount on notes payable                                         --             --      1,443,000             --             --

Issuance of stock, stock options and
    warrants for services                                     21,889            219        402,508             --             --

Issuance of stock and options to employees and
    directors                                                200,000          2,000      2,533,335             --             --

Exercise of stock options and warrants                     2,604,244         26,042      4,349,836       (492,708)            --

Payments on notes receivable                                      --             --             --      1,319,295             --

Net loss                                                          --             --             --             --     (9,911,727)
                                                          ------------   ------------   ------------   ------------   ------------

Balance December 31, 2001                                 25,811,786   $    258,118   $ 41,911,879   $ (2,653,434)  $(39,729,909)

Exercise of stock options and warrants, net of
   costs of $132,610                                       1,355,854         13,559      3,619,035     (1,747,347)            --

Payments on notes receivable                                      --             --             --        982,443             --

Reversal of notes receivable                                (197,005)        (1,970)      (614,765)       643,416             --

Repricing of warrants                                             --             --         49,282        143,362             --

Installment note for shares not yet issued, net of
   related payments                                               --             --      1,492,536     (1,292,536)            --

Accrued interest on notes receivable from stockholders            --             --             --         (6,962)            --

Issuance of stock, stock options and
    warrants for services                                     92,799            928        396,162             --             --

Issuance of stock and options to employees and
    directors                                                 60,000            600        315,311             --             --

Conversion of notes and accrued interest                     241,492          2,415        813,985             --             --

Discount on notes payable                                         --             --         58,000             --             --

Rescission of stock purchase agreement                    (1,346,268)       (13,463)    (2,490,596)     2,504,059             --

Net loss                                                          --             --             --             --     (9,027,913)
                                                          ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002                                26,018,658   $    260,187   $ 45,550,830   $ (1,426,999)  $(48,757,822)
                                                          ============   ============   ============   ============   ============


                                                             TOTAL
                                                           STOCKHOLDERS'
                                                             DEFICIT
                                                           ------------
Balance January 1, 2001                                  $ (1,463,178)

Sale of common stock under private stock purchase
  agreements                                                1,047,646

Conversion of notes and accrued interest                      530,386

Discount on notes payable                                   1,443,000

Issuance of stock, stock options and
    warrants for services                                     402,727

Issuance of stock and options to employees and
    directors                                               2,535,335

Exercise of stock options and warrants                      3,883,170

Payments on notes receivable                                1,319,295

Net loss                                                   (9,911,727)
                                                           ------------

Balance December 31, 2001                                $   (213,346)

Exercise of stock options and warrants, net of
   costs of $132,610                                        1,885,247

Payments on notes receivable                                  982,443

Reversal of notes receivable                                   26,681

Repricing of warrants                                         192,644

Installment note for shares not yet issued, net of
   related payments                                           200,000

Accrued interest on notes receivable from stockholders         (6,962)

Issuance of stock, stock options and
    warrants for services                                     397,090

Issuance of stock and options to employees and
    Directors                                                 315,911

Conversion of notes and accrued interest                      816,400

Discount on notes payable                                      58,000

Rescission of stock purchase agreement                             --

Net loss                                                   (9,027,913)
                                                           ------------

                                                         $ (4,373,804)
                                                           ============

See accompanying notes to financial statements

STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2002 AND 2001

Cash flows from operating activities:                                                  2002                2001
                                                                                   -----------         -----------

Net loss                                                                           $(9,027,913)        $(9,911,727)

Adjustments to reconcile net loss to net cash used by operating activities:
  Inventory adjustment                                                                 286,000                  --
  Depreciation and amortization                                                        381,916             290,293
  Stock-based general and administrative expense                                       713,001           2,938,062
  Stock-based interest expense                                                       1,779,147           1,824,864
  Changes in operating assets and liabilities:
     Inventories                                                                      (561,959)                 --
     Prepaid and other current assets                                                 (406,895)             56,876
     Accounts payable                                                                1,624,202              46,924
     Accrued expenses and other current liabilities                                    240,345             294,359
     Other assets                                                                      (86,704)            (15,690)
                                                                                   -----------         -----------

           Net cash used in operating activities                                    (5,058,860)         (4,476,039)
                                                                                   -----------         -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                  (281,818)           (326,774)
                                                                                   -----------         -----------

           Net cash used in investing activities                                      (281,818)           (326,774)
                                                                                   -----------         -----------

Cash flows from financing activities:
  Payments on capital lease obligations                                                 (4,483)             (5,121)
  Proceeds from issuance of convertible notes                                          125,000             250,000
  Payments on stock subscriptions and notes receivable from shareholders             1,082,443           1,319,295
  Capital acquisition costs                                                           (132,610)                 --
  Proceeds from sales of stock                                                              --           1,047,646
  Proceeds from exercise of warrants and options                                     2,117,857           3,883,170
                                                                                   -----------         -----------

           Net cash provided by financing activities                                 3,188,207           6,494,990
                                                                                   -----------         -----------

Net increase (decrease) in cash                                                     (2,152,471)          1,692,177

Cash at beginning of period                                                          2,728,134           1,035,957
                                                                                   -----------         -----------
Cash at end of period                                                              $   575,663         $ 2,728,134
                                                                                   ===========         ===========
Supplemental disclosure of cash flow information:

  Income taxes paid during the period                                              $     2,225         $     7,233
                                                                                   -----------         -----------
  Interest paid during the period                                                  $       348         $    15,551
                                                                                   -----------         -----------
Non cash financing activities:

  Common stock issued upon conversion of notes                                     $   861,400         $   530,386
                                                                                   -----------         -----------
   Sale of stock for stock subscription                                            $        --         $ 3,567,521
                                                                                   -----------         -----------
   Exercise of warrants in exchange for notes receivable                           $ 1,392,536         $   492,708
                                                                                   -----------         -----------
   Discount on convertible notes due to beneficial conversion feature              $    58,000         $ 1,443,000
                                                                                   -----------         -----------

See accompanying notes to financial statements

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1.  Description of Business and Summary of Significant Accounting Policies

     Description of Business - SpatiaLight, Inc. (SpatiaLight or the Company) is in the business of manufacturing high-resolution microdisplays for applications such as computer monitors, high definition television, video projectors and other applications. To date, the Company has entered into seven agreements with eight original equipment manufacturers (OEMs) in China and one OEM in the Republic of South Korea. In September 2002 the Company accepted delivery of the first pre-production SpatiaLight/Fuji display units. These pre-production display units, which have been provided to prospective customers in China, incorporate mechanical changes and technical enhancements that the Company initiated based upon the results of extensive testing of the prototype display units.

         The Company's principal executive offices are located in Novato, California. The Company was organized under the laws of the State of New York in 1989.

         Going Concern - Through December 31, 2002, the Company sustained recurring losses from operations and, at December 31, 2002, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2003, the Company expects to meet its working capital and other cash requirements partially with cash derived from the payment of note and subscriptions receivable and from the exercise of warrants held by existing investors as well as from sales of display units. In addition, the Company expects to fund working capital requirements by drawing on letters of credit issued by customers in connection with signed purchase orders and by additional equity financing. The Company's continued existence is dependent upon its ability to successfully market and sell its products and raise additional working capital through equity infusions. However, there can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2002 and 2001, $575,663 and $2,728,134,
respectively, of money market securities, the fair value of which approximates cost, are included in cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

         Inventory. Inventories are valued at the lower of cost (based on the first-in, first-out method) or market value. Materials, labor and manufacturing overhead are included in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected product selling price based on historical recovery rates. If the market value of inventory is assessed to be less than costs, it is written down to its replacement cost or its net realizable value. Estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. At December 31, 2002, inventories (consisting entirely of raw materials components) were written down by $286,000, as prices on initial order quantities were higher than those expected in the future, and would otherwise have resulted in losses on finished goods in 2003. The Company has a contractual commitment to purchase certain inventory components over the next six to eight months totaling $1,304,000 less prepayments totaling $564,000 (included in prepaid and other current assets in the accompanying balance sheet at December 31, 2002). The agreement is cancelable on a quarterly basis upon payment for certain orders already in process.

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

         Revenue Recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The product is considered delivered to the customer once it has been shipped, and title and risk of loss have transferred. The Company reduces product revenue for estimated customer returns and sales allowances. The Company has not recognized any revenue in 2002 or 2001.

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

        Research and Development - Research and development costs, including the costs of prototype and pre-production display units provided to prospective customers in China, were charged to expense when incurred.

         Financial Instruments - The Company's financial instruments include cash and cash equivalents and debt. At December 31, 2002 and 2001 the fair values of cash and cash equivalents and debt issued without equity components approximated their financial statement carrying amounts. For certain debt issued with equity instruments attached, little or no value has been assigned to the debt and the fair value of the debt on a stand-alone basis is not easily determinable.

         Stock-based Compensation - The Company accounts for its stock-based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44 (Accounting for Certain Transactions Involving Stock Compensation). As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company discloses the proforma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

         Reclassification - Certain prior-year amounts have been reclassified to conform to current year presentation.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

         If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair values at date of grant for options granted in 2001 and 2002 have been estimated based on a modified Black-Scholes pricing model with the following weighted average assumptions:


                                                                   2002             2001
                                                             ----------------- ----------------
Dividend yield                                                              -                -

Expected volatility                                                      100%             114%

Risk-free interest rates                                                   5%               6%

Expected lives                                                      24 months        24 months

         The table below shows net income per share for 2001 and 2002 as if the Company had elected the fair value method of accounting for stock options.

                                                                   2002             2001
                                                             ----------------- ----------------

Net loss as reported                                             $ (9,027,913)    $ (9,911,727)

Add: stock-based employee compensation included
in reported net income, net of any applicable related tax effects      38,951        1,795,323

Deduct: total stock-based employee compensation
determined under fair value method for all awards,
net of any applicable related tax effects                          (3,610,346)      (3,369,151)
                                                             ----------------- ----------------

Performa net loss, as adjusted                                  $ (12,599,308)   $ (11,485,555)

Loss per share:
Basic, as reported                                                    $ (0.37)         $ (0.46)
Basic, as adjusted                                                    $ (0.52)         $ (0.54)




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

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

         Recently Issued Accounting Standards - In August 2001 SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" was issued, superseding SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of." Among other things, SFAS No. 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's financial position and results of operations have not been affected by the adoption of SFAS 144.

         In July 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than up front. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's financial condition or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. Management does not expect the adoption of this Statement to have a material impact on the Company's financial condition or results of operation.

         In November 2002, the FASB Issued FASB interpretation (FIN) No. 45. "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

         Reclassifications. Certain prior year amounts have been reclassified in order to conform to current year presentation.

2. Issuance of Securities

Exercise of Stock Options and Warrants in 2002
----------------------------------------------

         During 2002, the Company issued 646,354 shares and 9,500 of common stock upon the exercise of warrants and employee stock options, respectively.
Total cash received was $1,568,500 and $5,715, respectively. Included in the warrant exercises are 16,354 shares issued upon the cashless exercise of 171,429 warrants by investors associated with the Alabama Group.


         On June 28, 2002, warrants to purchase 329,355 shares of common stock were exercised by a group of investors (the "Alabama Group"), which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the common shares of the Company or any other securities held by that trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. On the same day, warrants to purchase 370,645 shares of common stock were reassigned for no consideration and exercised by other investors, none of whom are affiliates of the Company or of any of its

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

directors. When originally granted, all of the warrants had an exercise price of $3.50 and an expiration date of June 30, 2002. To induce the holders to exercise, the exercise price was reduced to $3.13, the average closing price for the previous four days, a price slightly below the closing price on the commitment date. The warrants were exercised under warrant installment agreements totaling $1,747,347 with initial payments totaling $443,644.

         Payments totaling $960,568 were made under the warrant installment agreements, as well as $21,875 relating to notes receivable from shareholders that were outstanding as of December 31, 2001. The exercise price for each installment was marked to market based on the closing price the day prior to the due date. The resulting intrinsic value of $210,042, based on the change in exercise price, was recorded as stock-based interest expense of $156,825, and additional paid in capital of $53,217. Of the 700,000 shares held in escrow, 197,005 were restored to the status of authorized but unissued shares in exchange for the reversal in 2002 of notes receivable totaling $643,416.

         In connection with the above warrant exercises and note reversals, including repricing for certain warrantholders who are also debt holders, a total of $219,325 in pricing concessions has been charged as additional stock-based interest expense (see footnote 3 to the financial statements), including the marked-to-market charge described above.

         In November 2002, a warrant to purchase 746,268 shares of common stock was exercised. When originally issued, the warrant had an exercise price of $2.81 and an expiration date of November 14, 2002. On October 14, 2002, to induce the holder to exercise, the exercise price was reduced to $2.00. The closing market price of the common stock on that date was $1.84. The warrant was exercised under a warrant installment agreement totaling $1,392,536 with an initial payment of $100,000. As of December 31, 2002, installment payments totaling $100,000 have been made under this agreement. Interest accrues at 6% per annum and is due with the final payment. As of December 31, 2002 approximately $7,000 of accrued interest has been recorded.

         Stock issuance costs associated with the above transactions totaled $132,610 and have been recorded as a reduction in additional paid-in capital.

Issuance of stock, stock options and warrants in 2002
-----------------------------------------------------

         On October 14, 2002 the Company issued a fully-vested warrant expiring in October 2003 to purchase 31,250 shares of common stock at an exercise price of $3.50 in exchange for consulting services rendered in the fourth quarter. A value of $12,337 was assigned to the warrants using the Black-Scholes option pricing model and the following assumptions: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of one year. The value of the warrant is reflected in the statement of operations as stock-based general and administrative expense.

         On October 14, 2002 the Company issued a fully vested warrant to purchase 250,000 shares of common stock at an exercise price of $3.50 in exchange for consulting services rendered over a 6-month period. A value of $88,192 was assigned to the warrants for the portion of the services rendered in 2002 using the Black-Scholes option pricing model and the following assumptions: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of two years. The portion of the value of the warrant earned in 2002 is reflected in the statement of operations as stock-based general and administrative expense.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

         On August 19, 2002, the Company issued a fully vested warrant to purchase 50,000 shares of common stock at an exercise price of $3.13, expiring in December 2002. The warrant was issued in consideration for consulting services. The warrant was valued at $24,000 using the Black-Scholes option pricing model and the following assumptions: stock price $2.70, historical volatility 100%, risk-free rate 5%, a dividend yield of zero, and a contractual term of four months. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

         On January 23, 2002, the Company issued a warrant to purchase 30,000 shares of common stock at an exercise price of $3.00, expiring in April 2002. The warrant was issued to an investor in consideration of the failure of the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares underlying a prior issuance of warrants by an earlier agreed upon outside date. The warrant was valued at $37,111 using the Black-Scholes option pricing model and the following assumptions: stock price $3.73, historical volatility 114%, risk-free rate 5%, a dividend yield of zero, and a contractual term of 103 days. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

     During 2002, 92,799 shares of common stock and 12,500 fully-vested consultant options expiring in 2012 to purchase common stock at prices ranging from $1.99 to $3.67 were issued in exchange for services valued at $235,450.

         In March 2002, the Company issued 60,000 shares of common stock to its Director of Corporate Development. The shares were issued in consideration of services rendered by the employee with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers. These shares were valued at $220,200, the market value of the shares on the date of grant. Other expenses related to the valuation of options granted to directors for additional services totaled $95,711, included in stock-based general and administrative expenses in the accompanying statements of operations.

Note and Interest Conversions in 2002
-------------------------------------

         During 2002, the Company issued 62,500 shares upon the conversion of a $125,000 convertible note.

         During 2002, the Company issued 178,992 shares of common stock upon the conversion of accrued interest of $691,400 under certain convertible notes, which includes additional deemed interest of $491,877 in 2002 and 128,241 in 2001 due to beneficial conversion features of the interest on the underlying notes. See also Note 6 for additional note discounts of $58,000 related to extension of these notes.

Rescission of Stock Purchase Agreement in 2002
----------------------------------------------

         During the first quarter of 2002 a stock purchase agreement was cancelled as a result of a default by the purchaser. The stock purchase agreement was entered into in October 2001 and called for four equal installments due quarterly beginning January 5, 2002. A check for the $626,014 payment due in January was received and deposited at the end of March 2002, but was subsequently not honored by the purchaser's bank. As a result, the stock purchase agreement, by its terms, was cancelled and the 1,346,268 shares have been restored to the status of authorized but unissued shares. The initial payment of $13,463 was forfeited by the purchaser and was transferred from common stock par value to additional paid in capital. The subscription receivable of $2,504,059 and the related additional paid in capital have been eliminated from the balance sheet. The cancellation of the stock purchase agreement did not have any effect on results of operations.

Issuance and Exercise of Stock Options, Warrants and Stock in 2001
------------------------------------------------------------------

         During 2001, the Company issued 629,300 and 1,367,801 shares of common stock upon the exercise of employee stock options and warrants, respectively. Total cash received was $440,878 and $2,872,500, respectively.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)


         On April 18, 2001 the Company issued warrants to purchase 607,143 shares of common stock at an exercise price of $1.75 to a group of investors, which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. Marcia K. Tripp, Steven F. Tripp's mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The warrants were issued in exchange for the warrant holders' offer to assist the Company by augmenting its working capital through the purchase of common shares. The warrants were valued at $68,852 using the Black-Scholes option pricing model and the following assumptions: stock price $1.75, historical volatility 114%, risk free rate 6%, a dividend yield of zero, and a contractual term of 7 days. The value of these warrants is reflected in the statement of operations as a component of stock-based general and administrative expense.

         During the seven days following their issuance, the warrants referred to above were exercised. Total proceeds were $1,062,500. Of this amount, cash totaling $525,000 was received in exchange for the issuance of 300,000 shares of common stock. The remaining 307,143 warrants were exercised under warrant installment notes totaling $492,708 with a payment of $44,792 made on the date of exercise. The notes, including accrued interest, are paid in full and the shares were released from escrow.

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

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

         In December 2001, the Company issued 200,000 shares of common stock to its Director of Corporate Development. The shares were issued in consideration of services rendered by the employee with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers. These shares were valued at $740,000, the market value of such shares on the date of grant. Other expenses related to the extension of certain employee stock options and the valuation of other employee and director options totaled $140,163, included in stock-based general and administrative expenses in the accompanying statements of operations. Of this amount, $49,360 related to employee related charges and $90,803 related to officer and director related charges.

Sales of Stock Under Private Stock Purchase Agreements in 2001
--------------------------------------------------------------

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

         On May 15, 2001, the Company sold 600,000 shares of common stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $262,500. The balance of $787,500 was to be paid in three equal quarterly installments of $262,500. An escrow agent is holding the certificates for the shares being purchased until all three installments have been paid in full. At December 31, 2002 the remaining balance is $127,500.

         On May 15, 2001, the Company sold 1,346,268 shares of common stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $13,462. The balance of $2,342,507 was received in the form of a non-interest bearing stock subscription receivable, to be paid in four equal quarterly installments of $585,626. The purchaser was unable to make the first installment payment of $585,626 for reasons unrelated to the Company or its performance under the agreement, thereby defaulting under the agreement. On October 5, 2001, the Company entered into a new agreement with the purchaser, under which the purchaser agreed to forfeit the initial payment made under the prior agreement and pay a price per share of $1.87, or $2,517,521 in total. The remaining terms of the agreement did not change. At December 31, 2001 the remaining balance was $2,504,058. The stock purchase agreement was rescinded in March 2002 as described above.


Note and Interest Conversions in 2001
-------------------------------------

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

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

         Stock-based administrative expense discussed above is summarized as follows:

                                                     Year-end December 31,
                                                      2002           2001
                                                  ------------   ------------

  Warrants issued to investors                    $    28,435    $    68,852
  Warrants issued to consultants                      265,292        132,089
  Options and stock grants to consultants             103,363         60,181
  Repricing to induce exercise of warrants                  -        141,605
  Options granted to officer and director              56,760      1,655,172
  Stock grant to employee                             220,200        740,000
  Other employee-related charges                            -         49,360
  Other officer and director-related charges           38,951         90,803
                                                  ------------   ------------
                                                  $   713,001    $ 2,938,062
                                                  ============   ============


         The exercised warrants and options include some cashless exercises in connection with awards to non-employees, resulting in 155,075 and 12,199 fewer shares actually issued in 2002 and 2001, respectively. The 2002 exercises include 171,429 shares repriced from $3.50 to $3.13 prior to exercise.

3. Notes Payable

Convertible notes at December 31, 2002 consist of the following:

Argyle Notes:

         In 1998, the Company received $1,188,000 in cash in exchange for notes in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, Acting Chief Executive Officer, Secretary, Treasurer, and a Director of the Company. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. Both principal and interest are convertible into the Company's common stock at $.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

         On September 20, 2002, the due date was extended until March 31, 2004. Accordingly, the remaining unamortized discount at the extension date of $198,000 is being amortized through March 31, 2004, resulting in a new effective interest rate of 17% per annum when compared to the outstanding principle balances. The notes have been reclassified as long term.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

         In 2002, the Company issued 178,992 shares of common stock upon the conversion of interest. Of these shares, 36,432 were issued upon the conversion of accrued interest of $128,243 for the fourth quarter of 2001. The remaining 142,560 shares were issued in exchange for interest of $563,157 which includes additional stock-based interest expense of $491,877 recorded due to the beneficial conversion feature of the accrued interest, based on average prices during the periods, over the conversion price for such shares. At December 31, 2002, the carrying value of the Argyle notes totals $1,023,000, which includes the principal balance of $1,188,000, less the unamortized discount of $165,000.

Alabama Group Notes:

         In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to a group of investors (the Alabama Group), which includes a trust for the benefit of Steven F. Tripp, a Director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. Marcia
K. Tripp, Steven F. Tripp's mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. This portion of the notes is convertible into shares of the Company's common stock at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 shares of common stock. The warrants were exercised on June 28, 2002 at $3.50 per share. The warrants were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years; volatility 114%; risk-free interest rate 6%; and dividend yield of $0. The total cash received from the issuance of this tranche of notes of $1,437,500 was less than the calculated value associated with the warrants. Therefore, the value assigned to the warrants was limited to the original proceeds of $1,437,500, and was recorded as a discount on the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash by the holders of the Alabama Group Notes. This discount, along with the contractual 6% per annum interest rate, resulted in an effective interest rate of 70% per annum when compared to the outstanding principal balances.

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

On June 15, 2001 the due date of both tranches was extended until December 31, 2002. On the extension date, the excess $255,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.65 per share, over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as additional paid-in capital. The resulting $255,000 discount to the debt, along with the remaining unamortized discount for the first tranche, was being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to these discounts differs from the actual contractual interest received or receivable by the holders of the Alabama Group Notes. These discounts, along with the contractual 6% per annum interest rate, resulted in a new effective interest rate upon extension of 25% per annum as of the extension date when compared to the outstanding principal balances. On September 20, 2002, the due date of both tranches was extended until March 31, 2004. On the extension date, the excess $58,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.34 per share over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as additional paid-in-capital. Accordingly, the remaining unamortized discount at the extension date of $194,195 including the new discount of $58,000 is being

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

amortized through March 31, 2004 resulting in a new effective interest rate of 10.5% per annum when compared with the outstanding principal balances. The notes have been reclassified as long term. At December 31, 2002, the carrying value of the Alabama Group notes totals $3,184,232, which includes principal balance of $2,875,000 plus accrued interest of $471,061, net of unamortized discounts of $161,829.

         Activity in convertible notes payable for 2002 and 2001 is as follows:

                                              Balance at                      (Payment) or                              Balance at
                                              December 31,    Addition or       Discount         Conversion to         December 31,
Debt Principal:                                   2001       New Discount      Amortization          Equity               2002
                                         ----------------- ---------------- ----------------- ----------------- ------------------
Argyle                                        $ 1,188,000              $ -                                 $ -        $ 1,188,000
Argyle discount                                  (792,000)                           627,000                 -           (165,000)
Alabama Group                                   2,875,000                -                 -                 -          2,875,000
Alabama Group discount                           (544,774)         (58,000)          440,945                 -           (161,829)
Convertible note-Other                                             125,000                            (125,000)                 -
                                         ----------------- ---------------- ----------------- ----------------- ------------------
                 Total                          2,726,226           67,000         1,067,945          (125,000)         3,736,171
                                         ----------------- ---------------- ----------------- ----------------- ------------------

Interest:
Accrued Argyle 6%                                  18,216           71,280                 -           (89,496)                 -
Accrued Alabama 6%                                282,815          188,246                 -                 -            471,061
Beneficial interest                               110,027          491,877                 -          (601,904)                 -
Convertible note- Other                                 -                -                 -                 -                  -
                                         ----------------- ---------------- ----------------- ----------------- ------------------
                 Total                            411,058          751,403                 -          (691,400)           471,061
                                         ----------------- ---------------- ----------------- ----------------- ------------------

Total Convertible Notes                       $ 3,137,284        $ 818,403       $ 1,067,945        $ (816,400)       $ 4,207,232
                                         ================= ================ ================= ================= ==================


                                              Balance at                      (Payment) or                              Balance at
                                              December 31,    Addition or       Discount         Conversion to         December 31,
Debt Principal:                                   2000       New Discount      Amortization          Equity               2001
                                         ----------------- ---------------- ----------------- ----------------- ------------------
Argyle                                        $ 1,188,000              $ -               $ -               $ -        $ 1,188,000
Argyle discount                                         -       (1,188,000)          396,000                 -           (792,000)
Alabama Group                                   2,875,000                -                 -                 -          2,875,000
Alabama Group discount                         (1,433,885)        (255,000)        1,144,111                 -           (544,774)
Convertible note-Other                                  -          250,000                 -          (250,000)                 -
                                         ----------------- ---------------- ----------------- ----------------- ------------------
                 Total                          2,629,115       (1,193,000)        1,540,111          (250,000)         2,726,226
                                         ----------------- ---------------- ----------------- ----------------- ------------------

Interest:
Accrued Argyle 6%                                  12,078           72,270                 -           (66,132)            18,216
Accrued Alabama 6%                                101,732          181,083                 -                 -            282,815
Beneficial interest                                39,528          284,753                 -          (214,254)           110,027
Convertible note- Other                                 -           11,125           (11,125)                -                  -
                                         ----------------- ---------------- ----------------- ----------------- ------------------
                 Total                            153,338          549,231           (11,125)         (280,386)           411,058
                                         ----------------- ---------------- ----------------- ----------------- ------------------

Total Convertible Notes                       $ 2,782,453       $ (643,769)      $ 1,528,986        $ (530,386)       $ 3,137,284
                                         ================= ================ ================= ================= ==================

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

Stock-based interest charges consist of
                                                                            2002              2001
                                                                        ----------        ----------
Amortization of Alabama Group discount                                  $  440,945         1,144,111
Amortization of Argyle discount                                            627,000           396,000
Effect of beneficial conversion privileges of interest on Argyle
convertible debt                                                           491,877           284,753
Repricing of warrants (See Note 2)                                         219,325                --
                                                                        ----------        ----------
                                                                        $1,779,147        $1,824,864
                                                                        ==========        ==========

4.       Property and Equipment


         Property and equipment as of December 31, consists of the following:

                                        2002              2001
                                     ----------        ----------

Office furniture and fixtures        $  254,073        $  353,717
Machinery and equipment               1,405,793         1,056,645
Building and improvements                32,315            73,600
                                     ----------        ----------
                                      1,692,181         1,483,962

Less accumulated depreciation         1,185,213           876,896
                                     ----------        ----------
                                     $  506,968        $  607,066
                                     ==========        ==========

         The Company incurred depreciation expense of $412,833 and $290,293 for the years ended December 31, 2002 and 2001, respectively.

         Included in fixed assets at December 31, 2002 and 2001 is fully depreciated equipment acquired under capital leases totaling $133,640.

         Rent expense related to operating leases for the years ended December 31, 2002 and 2001 was $387,357 and $314,402, respectively.

         The Company leases its office space under a non-cancelable operating lease. The lease expires in August 2008 and is subject to escalations in rent. Rent expense is recorded evenly over the lease. Deferred rent of $66,577 is recorded. Future lease obligations under non-cancelable operating leases as of December 31, 2002 are as follows:



   Year                                     $ Amount
------------                               ----------
   2003                                    $  329,300
   2004                                       422,500
   2005                                       434,700
   2006                                       446,900
   2007                                       459,000
   2008                                       311,000
                                           ----------
TOTAL                                      $2,403,400
                                           ==========

                                 SPATIALIGHT INC
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

5. Income Taxes

         Income taxes for 2002 and 2001 consist primarily of state minimum taxes. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

                                                                    2002                2001
                                                                -----------         -----------
Computed tax benefit at federal statutory rate                  $(3,069,500)        $(3,369,900)

Federal research and development credit                            (190,500)           (133,600)
Permanent differences, primarily nondeductible interest             611,625             813,800
Changes in valuation allowances                                   4,209,200           3,529,800
State tax benefit, net of effect on federal income taxes         (1,004,300)           (552,967)
Other, net                                                         (554,300)           (279,900)
                                                                -----------         -----------

Total tax expense                                               $     2,225         $     7,233
                                                                ===========         ===========

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 is presented below:

                                                                        2002                 2001
                                                                    ------------         ------------
Deferred tax assets:
Federal net operating loss carryforwards                            $ 14,380,300         $ 12,026,400
State income tax effects and credits                                   3,289,800            1,819,000
Accrued expenses                                                          16,000               18,500
Federal research and development credits                                 849,100              658,600
Options and warrants                                                     790,000              713,000
Other                                                                    155,900               36,400
                                                                    ------------         ------------
                                   Gross deferred tax assets          19,481,100           15,271,900
                                         Valuation allowance         (19,481,100)         (15,271,900)
                                                                    ------------         ------------

Net deferred tax assets                                             $         --         $        --
                                                                    ============         ============

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

         The net change in the total valuation allowance was $4,112,500 and $3,529,800 for the years ending December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $42.7 million for federal and $35.0 million for state tax purposes, respectively, which expire in varying amounts from 2005 for federal purposes, and have already begun to expire for state purposes. In addition, as of December 31, 2002, the Company had research and development carryforwards of approximately $849,000 for federal tax purposes, which will begin to expire in 2008 and $942,000 for state tax purposes, which will begin to expire in 2009.

         Under the provisions of the Internal Revenue Code, should substantial changes in the Company's ownership occur, the utilization of net operating loss carryforwards might be limited.

         Deferred tax assets resulting from net operating losses attributable to certain stock option exercises and warrant issuances could result in a cumulative $191,800 credit to additional paid-in capital instead of reducing income tax expense if realized.

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

         In June 2002, the Shareholders approved an amendment to the Stock Option Plan to increase the maximum number of shares that can be issued pursuant to award grants made under the Plan by 1,000,000 common shares, raising the total number of common shares reserved for issuance thereunder to 5,000,000.

         Under the Plan, the Company may grant options to employees at prices not less than 85% of fair market value for non-statutory stock options, and to directors at the fair market value at the date of grant.

         Options under the Plan are granted at the discretion of the Board of Directors/Compensation Committee. Options expire 10 years from the date of grant and, in general, vest and become exercisable 50% at the end of year one and 50% at the end of year two. Changes to the vesting period may be made at the discretion of the Board of Directors/Compensation Committee. All options granted through 2002 have been granted at fair market value.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

         The following is a status of the options under the Plan and outside of the Plan and a summary of the changes in options outstanding during 2002 and 2001:

                                                       Weighted Average
                                    Number of Shares    Exercise Price
                                    ----------------    --------------

Outstanding January 1, 2001              2,016,300         $1.84
Options granted under the plan             655,000          2.20
Options granted outside the plan         2,875,000          3.77
Options exercised                         (629,300)         0.70
Options cancelled                         (292,500)         2.68
                                        ----------         -----

Outstanding December 31, 2001            4,624,500          3.20

Options granted under the plan           1,057,500          3.20
Options exercised                           (9,500)         0.60
Options cancelled                         (111,667)         4.81
                                        ----------         -----

Outstanding December 31, 2002            5,560,833         $3.17
                                        ==========         =====



         At December 31, 2002, 2,875,000 of the options outstanding were granted outside of the plan. Options exercisable as of December 31, 2002 and 2001 totaled 2,672,708 and 1,920,750 options, respectively, at a weighted average exercise price of $2.05 and $1.90 per share, respectively. Of the options exercisable as of December 31, 2002, 1,050,000 options were issued outside of the Plan at a weighted average exercise price of $1.98.

         The weighted average fair value of options granted during 2002 and 2001:

                                                  2002          2001
                                                --------      --------

Exercise price equals market price              $   1.75      $   1.53
Exercise price is less than market price        $     --      $   2.20


         Additional information regarding options outstanding as of December 31, 2002 is as follows:

            Options Outstanding                                            Options Exercisable

                                        Weighted Average
                                           Remaining
   Range of         Outstanding at      Contractual Life   Weighted Average         Number    Weighted Average
Exercise Prices    December 31, 2002         (Yrs.)         Exercise Price       Exercisable   Exercise Price
-------------------------------------------------------------------------------------------------------------------
$6.01 - 7.00                   12,500         9.0                $7.00                   6,250        $7.00
$5.01 - 6.00                  243,333         7.3                $5.66                 208,333        $5.75
$4.01 - 5.00                2,030,000         8.5                $4.79                 189,375        $4.78
$3.01 - 4.00                  527,500         9.0                $3.61                  27,500        $3.80
$2.01 - 3.00                1,052,500         9.1                $2.37                 575,000        $2.18
$1.01 - 2.00                1,090,000         8.4                $1.49               1,061,250        $1.49
$0.25 - 1.00                  605,000         5.4                $0.65                 605,000        $0.65
                   ------------------- ------------------- ------------------ ----------------- -------------------
                            5,560,833         8.3                $3.17               2,672,708        $2.05
                   =================== =================== ================== ================= ===================

         At December 31, 2002, 1,131,667 options were available for future grants under the Plan.

                                SPATIALIGHT INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002 AND 2001 (Continued)

         Diluted net loss per share

         Diluted net loss per share does not include the effect of the following potential common shares at December 31:

                                                                                         2002             2001
                                                                                      ---------        ---------
Shares issueable under stock options                                                  5,560,833        4,624,500

Shares issuable pursuant to warrants to purchase common shares                          531,250        2,588,512

Shares of convertible notes and accrued interest on an "as if converted" basis        3,425,603        3,462,035


         The weighted average exercise price of stock options outstanding was $3.17 and $3.20 as of December 31, 2002 and 2001, respectively. The weighted average exercise price of warrants was $3.40 and $3.37 per share as of December 31, 2002 and 2001, respectively.

7. Segment Information

         The Company's chief operating decision-makers are the Acting Chief Executive Officer and Chief Operating Officer. The chief operating decision-makers review only financial information prepared on a basis substantially consistent with the accompanying financial statements of operations. Therefore, the Company has determined that it operates in a single business segment. All assets of the Company are located at its facilities in the United States except for approximately $200,000 of inventory components held for production by Fuji Photo Optical Co. Ltd. at its facilities in Japan.

         None

8.     Subsequent  Events

     In February 2003, the Company received $250,000 in cash from a principal shareholder in exchange for a convertible note in that amount with a conversion price of $2.67 per share. If not converted, the note is due and payable December 31, 2003.

     In March 2003, the Company issued a warrant to purchase up to 200,000 shares of the Company's common stock at $3.50 per share. The warrant was issued in exchange for certain consulting services and expires August 15, 2003.

ITEM 8. Changes in and disagreements with accountant on accounting and financial Disclosure

           None
                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Name                   Age                   Position(s)
         ----                   ---                   -----------
     Robert A. Olins             46    Director, Acting Chief Executive Officer, and Principal Financial Officer
     David F. Hakala             51    Chief Operating Officer
     Miles L. Scott              52    Vice President Engineering/Manufacturing
     Lawrence J. Matteson        63    Director
     Claude Piaget               61    Director
     Steven F. Tripp             34    Director


         All Directors serve for terms of one year and until their successors are duly elected. Miles L. Scott, Vice President Engineering/Manufacturing, had an employment contract with the Company for a one-year period, which as of December 31, 2002, was not renewed for a subsequent one-year period at the option of the Company. David F. Hakala, Chief Operating Officer, has an employment agreement, which is in effect through August 2003, with one-year extensions at the option of the Company.


         Robert A. Olins, Director since February 1998, Acting Chief Executive Officer, Secretary and Treasurer since June 2000. Mr. Olins has served as President of Argyle Capital Management Corporation during the past eighteen years. Argyle Capital Management Corporation is a private investment advisory company.


         David F. Hakala, Chief Operating Officer since September 2002. During the course of his career, Dr. Hakala has been directly responsible for the manufacturing startup and ramp-up of numerous products, and their associated manufacturing facilities, including several models of HDTV and of HDTV-ready televisions, the DTC-100 HD TV/DBS decoder box, the decoder box for the DirecTV DBS satellite system as well as 31" and 35" Very Large Screen (VLS) direct view CRTs. Prior to joining SpatiaLight, from 1994 to 2001, Dr. Hakala served in various senior management positions with Thomson Multimedia, including Vice President of Manufacturing Operations, and most recently as Vice President, Product Development, Americas, in which position he was responsible for the design and development of television and video systems including digital television with integrated HDTV decoders, projection systems and other advanced display systems, including the Thomson RCA L50000 LCoS project.


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

ITEM 10. Executive Compensation

         The following table sets forth the compensation paid by the Company for the fiscal year ended December 31, 2001 to the Company's Chief Executive Officer and other executive officers of the Company who received total salary and bonuses in excess of $100,000 during fiscal 2002.


                                                                                 Summary Compensation Table

                                                                                                                        All other
                                                                                               Securities Underlying   compensation
                                                                     Year      Salary($)          Options/SARS(#)            $
Robert A. Olins, Acting Chief Executive Officer
     and Principal Financial Officer                                 2002      $       -                500,000             $ -
                                                                     2001      $       -              1,275,000             $ -
                                                                     2000      $       -                      0             $ -

David F. Hakala, Chief Operating Officer                             2002      $  68,308                360,000 (2)         $ -
                                                                     2001      $       -                      0             $ -
                                                                     2000      $       -                      0             $ -

Miles L. Scott, Vice President, Engineering, Manufacturing           2002      $ 200,000                      0             $ -
                                                                     2001      $ 200,000                      0             $ -
                                                                     2000      $ 192,115                125,000 (1)         $ -


(1) This stock option granted December 1999 vests over a three-year period and is subject to the optionee meeting specific performance targets. Of the 125,000 options originally granted to Mr. Scott, 83,334 shares were vested as of December 31, 2002; the remaining 41,667 options were cancelled when the final performance targets were not met.
(2) This stock option granted September 2002 vests over a three-year period.


Compensation of Directors

         In fiscal 2002, all Directors waived their non-management Director's fee of $500 per board meeting. In fiscal 2002, 500,000 options were granted to Robert A. Olins in consideration for services rendered as Acting Chief Executive Officer, Secretary, Treasurer and Director during calendar year 2002. In fiscal 2002, 25,000 options were granted to Steven F. Tripp for his services as a director. In addition, Mr. Tripp was granted 25,000 options in exchange for chairing the Audit Committee. In fiscal 2002, 25,000 options were granted to Claude Piaget for his services as a director. In fiscal 2002, 25,000 options were granted to Lawrence Matteson for his services as a director. In addition, Mr. Matteson was granted 25,000 options for certain consulting services, which vested immediately.

Employment Contracts

         The Company is party to an employment agreement dated September 3, 2002, with David F. Hakala to serve as Chief Operating Officer, which is in effect through August 2003, with one-year extensions at the option of the Company. As currently in effect, the agreement provides for a salary of $240,000 and a grant of Incentive Stock Options to purchase 360,000 shares of common stock vesting over a three-year period. As of December 31, 2002 none of these shares have vested.

         The Company was party to an employment agreement dated December 31, 1999, with Miles L. Scott to serve as Vice President Engineering/Manufacturing, which was in effect through December 31, 2002, with one-year extensions at the option of the Company. The agreement, which provided for a salary of $200,000 and a grant of Incentive Stock Options to purchase 125,000 shares of common stock vesting over a three-year period depending upon the achievement of certain performance criteria, was not renewed. As of December 31, 2002, 83,334 of these shares have vested. The final performance criteria were not met and therefore 41,667 options were cancelled effective December 31, 2002.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock, as of December 31, 2002 based upon a total of 25,906,120 shares outstanding, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock, (ii) by each of the executive officers mentioned in the table under "Executive Compensation" and by each of the Company's directors, and (iii) by all officers and directors as a group.


 Name and Address Beneficial Owner                   Amount and Nature of
                                                     Beneficial Ownership             Percent of Class
                                                     --------------------             ----------------
Argyle Capital Management Corporation                      4,697,466            (1)         18.1%
Robert A. Olins
Five Hamilton Landing, Suite 100
Novato, CA 94949

Estate of Isidore A. Becker                                3,832,243            (2)         14.8%
Harvey Krauss, Esq.,
Snow Becker Krauss P.C.
605 Third Avenue
New York, NY 10158-0125
                                                                                             4.8%
Raymond L. Bauch                                           1,236,100            (3)
19 Old Kings Road, Suite C105
Palm Coast, FL 32137

Steven F. Tripp                                              373,457            (4)          1.4%
Five Hamilton Landing, Suite 100
Novato, CA 94949

David F. Hakala                                              360,000            (5)          1.4%
Five Hamilton Landing, Suite 100
Novato, CA 94949

Lawrence J. Matteson                                         325,000            (6)          1.3%
Five Hamilton Landing, Suite 100
Novato, CA 94949

Miles L. Scott                                               208,334            (7)          0.8%
Five Hamilton Landing, Suite 100
Novato, CA 94949

Claude Piaget                                                 75,000            (8)          0.3%
Five Hamilton Landing, Suite 100
Novato, CA 94949

All directors and officers as a group (6 persons)          6,039,257            (9)         23.3%



(1) Includes 2,376,000 shares beneficially owned subject to conversion of principal and interest of convertible notes held by Argyle Capital Management Corporation, of which Mr. Olins is President and over which Mr. Olins exercises voting control. Also includes 1,275,000 shares subject to outstanding stock options held by Mr. Olins that are exercisable as of December 31, 2002.
(2)      Based  solely  upon  information  filed  in a  Schedule  13G  by  named shareholder.
(3)      Based  solely  upon  information  filed  in a  Schedule  13G  by  named shareholder.
(4) Includes 175,000 shares subject to outstanding stock options held by Mr. Tripp that are exercisable as of December 31, 2002 and 50,000 shares subject to options not exercisable within 60 days. 142,857 shares issuable upon conversion of principal and interest of convertible notes held by the Steven F. Tripp Trust are not included. Steven F. Tripp a Director of the Company, beneficiary of the Trust, does not have voting or dispositive power over these shares.
(5) Includes 360,000 shares subject to options not exercisable within 60 days.
(6) Includes 300,000 shares subject to options exercisable as of December 31, 2002 and 25,000 shares subject to options not exercisable within 60 days.
(7) Includes 208,334 shares subject to options exercisable as of December 31, 2002.
(8) Includes 12,500 shares subject to options exercisable as of December 31, 2002 and 62,500 shares subject to options not exercisable within 60 days.


ITEM 12.  Certain Relationships and Related Transactions.

Argyle Notes:

         In 1998, the Company received $1,188,000 in cash in exchange for notes in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, Acting Chief Executive Officer, Secretary, Treasurer, and a Director of the Company. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. Both principal and interest are convertible into the Company's common stock at $.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

         On September 20, 2002, the due date was extended until March 31, 2004. Accordingly, the remaining unamortized discount at the extension date of $198,000 is being amortized through March 31, 2004, resulting in a new effective interest rate of 17% per annum when compared to the outstanding principle balances. The notes have been reclassified as long term.

         In 2002, the Company issued 178,992 shares of common stock upon the conversion of interest. Of these shares, 36,432 were issued upon the conversion of accrued interest of $128,243 for the fourth quarter of 2001. The remaining 142,560 shares were issued in exchange for interest of $563,157 which includes additional stock-based interest expense of $491,877 recorded due to the beneficial conversion feature of the accrued interest, based on average prices during the periods, over the conversion price for such shares. At December 31, 2002, the carrying value of the Argyle notes totals $1,023,000, which includes the principal balance of $1,188,000, less the unamortized discount of $165,000.

Alabama Group Notes:

         In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to a group of investors (the Alabama Group), which includes a trust for the benefit of Steven F. Tripp, a Director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. Marcia
K. Tripp, Steven F. Tripp's mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. This portion of the notes is convertible into shares of the Company's common stock at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 shares of common stock. The warrants were exercised on June 28, 2002 at $3.50 per share. The warrants were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years; volatility 114%; risk-free interest rate 6%; and dividend yield of $0. The total cash received from the issuance of this tranche of notes of $1,437,500 was less than the calculated value associated with the warrants. Therefore, the value assigned to the warrants was limited to the original proceeds of $1,437,500, and was recorded as a discount on the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash by the holders of the Alabama Group Notes. This discount, along with the contractual 6% per annum interest rate, resulted in an effective interest rate of 70% per annum when compared to the outstanding principal balances.

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

         On June 15, 2001 the due date of both tranches was extended until December 31, 2002. On the extension date, the excess $255,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.65 per share, over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as additional paid-in capital. The resulting $255,000 discount to the debt, along with the remaining unamortized discount for the first tranche, was being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to these discounts differs from the actual contractual interest received or receivable by the holders of the Alabama Group Notes. These discounts, along with the contractual 6% per annum interest rate, resulted in a new effective interest rate upon extension of 25% per annum as of the extension date when compared to the outstanding principal balances. On September 20, 2002, the due date of both tranches was extended until March 31, 2004. On the extension date, the excess $58,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.34 per share over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as additional paid-in-capital. Accordingly, the remaining unamortized discount at the extension date of $194,195 including the new discount of $58,000 is being amortized through March 31, 2004 resulting in a new effective interest rate of 10.5% per annum when compared with the outstanding principal balances. The notes have been reclassified as long term. At December 31, 2002, the carrying value of the Alabama Group notes totals $3,184,232, which includes principal balance of $2,875,000 plus accrued interest of $471,061, net of unamortized discounts of $161,829.

ITEM 13.      Exhibits and Reports on Form 8-K.

1. Exhibits

Exhibit #      Description
---------      -----------

3.1            Amended and Restated  Certificate of Incorporation  (incorporated by reference to Exhibit 3.1 to the  Company's  Amendment No. 1 to
               Form S-3 Registration Statement filed November 18, 1999).
3.2            Bylaws  (incorporated  by reference to Exhibit B to the Company's
               Form 8-K filed February 7, 1995).
10.1           1991  Employee  Stock  Option  Plan  and  Form  of  Stock  Option
               Agreement  thereunder  (incorporated by reference to Exhibit 10.1 to  the  Company's  Registration  Statement  on  Form  S-1  filed
               February 13, 1992).
10.2           1993  Nonstatutory  Employee  Stock Option Plan and Form of Stock
               Option Agreement thereunder (incorporated by reference to Exhibit
               10.2 to the  Company's  Registration  Statement on Form S-1 filed
               February 13, 1992).
10.3           1993  Nonstatutory  Directors Stock Option Plan  (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement
               on Form S-1 filed February 13, 1992).
10.4           1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to  the  Company's  Amendment  No.  1 to  Form  S-3  Registration
               Statement filed on November 18, 1999).
10.5           Form of Convertible Secured Loan Agreement,  dated as of December
               1, 1999, between  SpatiaLight,  and the twenty-two lenders listed on Exhibit A to such form  (incorporated  by reference to Exhibit
               10.9 to the Company's Form 10KSB filed April 14, 2000).
10.6           Form of Security Agreement, dated as of December 1, 1999, between
               SpatiaLight,  and the twenty-two  lenders listed on Schedule A to such form  (incorporated  by  reference  to Exhibit  10.10 to the
               Company's Form 10KSB filed April 14, 2000).
10.7           Form of Registration  Rights  Agreement,  dated as of December 1,
               1999, between  SpatiaLight,  and the twenty-two lenders listed on
               Exhibit A to such form  (incorporated  by  reference  to  Exhibit
               10.11 to the Company's Form 10KSB filed April 14, 2000).
10.8           Form of Agreement and Warrant to Purchase Common Shares, dated as of  December 1, 1999,  between  SpatiaLight,  and the  twenty-two lenders  listed on the  Exhibit  A of  Convertible  Secured  Loan
               Agreement  (incorporated  by  reference  to Exhibit  10.12 to the
               Company's Form 10KSB filed April 14, 2000).
10.9           Form of Convertible  Secured Note,  dated as of December 1, 1999, between SpatiaLight, and the twenty-two lenders listed on Exhibit
               A of the  Convertible  Secured Loan  Agreement  (incorporated  by reference  to Exhibit  10.13 to the  Company's  Form 10KSB  filed
               April 14, 2000).
10.10          Employment Agreement between the Company and Miles L. Scott dated
               December 31, 1999  (incorporated by reference to Exhibit 10.17 to the Company's Form 10KSB filed on April 14, 2000).
10.11++        Settlement Agreement between the Company and Michael Burney dated
               August 23, 2000.
10.12          Standard Office Lease dated February 22, 1999,  between Dennis A.
               and Susan Johann Gilardi and SpatiaLight,  Inc.  (incorporated by reference to Exhibit 10.22 to the  Company's  Form 10QSB filed on
               May 17, 1999).
10.13*+        Memorandum of Understanding between China Electronics Corporation
               (CEC) and SpatiaLight, Inc.
10.14++        Memorandum of Understanding  between HiSense Electric Co., Ltd. /
               IRICO Group Corp. and SpatiaLight, Inc.
10.15++        Agreement of Principal  Terms between  Skyworth  Display Ltd. and
               SpatiaLight, Inc.
10.16*+        Agreement  of  Principal  Terms  between   Shanghai   Information
               Industry Co. Ltd. (S.V.A.) and SpatiaLight, Inc.
10.17++        Agreement of Principal Terms between Panda  Electronics Group Co.
               Ltd. (Panda) and SpatiaLight, Inc.
16.1           Letter from KPMG LLP pursuant to Item 304(a)(3) of Regulation S-B
               (incorporated by reference to Exhibit 1 of the Company's Form 8-K filed April 9, 2001).
21.1++         Principal subsidiaries of the Company.
23.1           Consent of BDO Seidman, LLP.
99.1           Certification  of Acting Chief Executive  Officer  Pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+Incorporated by reference to the Company's Form 10-KSB/A filed on July 16, 2002 (SEC File No. 000-19828).
++Incorporated by reference to the Company's Form 10-KSB filed on March 21, 2002 (SEC File No. 000-19828).

2. Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

Item 14. Controls and Procedures.

         Quarterly and annual evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our principal executive officer, who is also our principal financial officer (collectively, CEO).

         Limitations on the Effectiveness of Controls. Our Chief Executive Officer does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have not had any revenue derived from the sale of our microdisplay products in the current reporting period. While the Controls Evaluation has accounted for such absence of sales and revenue, new or additional controls may or may not be required once we begin selling our microdisplay products in volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in volume in the ordinary course of business) because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         Internal Controls. In accordance with SEC requirements, the CEO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls. During 2002, we were advised by our independent public accountants of a "reportable condition" in our system of internal controls, resulting in large part because we do not have a full time, qualified on-site Chief Financial Officer or similar accounting officer. The Company acknowledges this condition, which has been reported to our audit committee, and is in the process of addressing this need concurrently with the increase in our operations as a result of the expected ramp-up for sales and production activity.

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

         In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2003.

                                         SPATIALIGHT, INC.

                                         By: /s/ ROBERT A. OLINS
                                             ----------------------------------
                                             Robert A. Olins
                                             Acting Chief Executive Officer, and
                                             Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                   TITLE                                     DATE
     ---------                   -----                                     ----

/s/LAWRENCE  J.  MATTESON     Director                                    April 14, 2003
-------------------------
Lawrence  J.  Matteson



/s/ROBERT  A.  OLINS         Director, Acting Chief Executive Officer     April 14, 2003
-------------------------    and Principal Financial Officer
Robert A. Olins


/s/STEVEN  F.  TRIPP          Director                                    April 14, 2003
--------------------
Steven  F.  Tripp


/s/CLAUDE  PIAGET              Director                                   April 14, 2003
-----------------
Claude  Piaget


                                  CERTIFICATION
I,  Robert  A.  Olins,  certify  that:

1.     I  have  reviewed  this annual report on Form 10-KSB of SpatiaLight, Inc.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal operations; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

                                        /s/  ROBERT  A.  OLINS
                                        -------------------
                                        Robert  A.  Olins
                                        Acting Chief  Executive  Officer  and
                                        Principal  Financial  Officer