Form 10-Q
period 2003-03-31
SPATIALIGHT INC
filed 2003-05-15
CIK 881468

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
-------------------------------------------------------------------------------
                                    FORM 10-Q

 (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

[]   Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from          to

                        Commission File Number 000-19828

                                SpatiaLight, Inc.
             (Exact name of registrant as specified in its charter)


                  New York                                 16-1363082
         (State or other jurisdiction of                 (IRS Employer
         Incorporation or organization)                 Identification No.)


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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,956,748 shares of common stock as of May 13, 2003.

                                SPATIALIGHT, INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2003


                                Table of Contents

PART I            FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements (unaudited)

                  Condensed Balance Sheets dated
                  March 31, 2003 and December 31, 2002........................3

                  Condensed Statements of Operations
                  for the Three months Ended March 31, 2003 and 2002..........4

                  Condensed Statements of Stockholders' Deficit
                  for the Three months Ended March 31, 2003...................5

                  Condensed Statements of Cash Flows
                  for the Three months Ended March 31, 2003 and 2002..........6

                  Notes to Condensed Financial Statements.....................7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.19

         Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . ..19

PART II  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds...................29

         Item 6.  Exhibits and Reports on Form 8-K............................30

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements (unaudited)

SPATIALIGHT, INC.
BALANCE SHEET
                                                  March 31,        December 31,
                                                     2003              2002
                                                 (unaudited)
ASSETS

Current assets
  Cash and cash equivalents                            $ 10,731     $ 575,663
  Inventory                                             775,829       275,959
  Prepaids and other current assets                     900,958       565,515
                                                 ---------------  ------------
          Total current assets                        1,687,518     1,417,137

Property and equipment, net                             445,291       506,968
Other assets                                            135,893       134,349
                                                 ---------------  ------------

               Total assets                         $ 2,268,702   $ 2,058,454
                                                 ===============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                  $ 2,371,168   $ 2,018,230
  Short-term convertible notes                          400,000             -
  Short-term notes                                      195,000             -
  Current portion of convertible notes                4,322,789             -
  Accrued expenses and other current liabilities        217,371       206,796
                                                 ---------------  ------------
        Total current liabilities                     7,506,328     2,225,026

Noncurrent liabilities
  Convertible notes, net of current portion                   -     4,207,232
                                                 ---------------  ------------

               Total liabilities                      7,506,328     6,432,258
                                                 ---------------  ------------

Commitments

Stockholders' deficit:
  Common stock, $.01 par value:
     40,000,000 shares authorized;
    26,956,786 and 26,018,658 shares issued and
    outstanding at March 31, 2003 and
    December 31, 2002                                   269,568       260,187
Additional paid-in capital                           46,189,054    45,550,830
Notes and stock subscriptions receivable             (1,393,887)   (1,426,999)
Accumulated deficit                                 (50,302,361)  (48,757,822)
                                                 ---------------  ------------
        Total stockholders' deficit                  (5,237,626)   (4,373,804)
                                                 ---------------  ------------

Total liabilities and stockholders' deficit         $ 2,268,702   $ 2,058,454
                                                 ===============  ============


See accompanying notes to financial statements.

SPATIALIGHT, INC.
STATEMENTS OF OPERATIONS (unaudited)


                                                                Three months ended March 31,
                                                                  2003                2002
                                                                -------            --------
Selling, general and administrative expenses:
   Selling, general and administrative expenses                   $ 457,662        $ 585,211
   Stock-based general and administrative expenses                  173,753          265,977
                                                                -----------      -----------
          Total selling, general and administrative expenses        631,415          851,188

                                                                                           -

   Research and development expenses                                724,597          707,706

          Total operating expenses                                1,356,012        1,558,894
                                                                -----------      -----------

          Operating loss                                         (1,356,012)      (1,558,894)
                                                                -----------      -----------

  Other income (expenses):
    Interest expense:
          Interest expense                                          (70,950)         (63,133)
          Stock-based interest expense                             (136,165)        (487,136)
                                                                -----------      -----------
            Total interest expense                                 (207,115)        (550,269)

   Interest and other income                                         19,388            7,418
                                                                -----------      -----------

          Total other expenses                                     (187,727)        (542,851)
                                                                -----------      -----------

   Loss before income tax expense                                (1,543,739)      (2,101,745)

Income tax expense                                                      800            1,425
                                                                -----------      -----------

Net loss                                                       $ (1,544,539)    $ (2,103,170)
                                                               ============      ===========

Net loss per share - basic and diluted                              $ (0.06)         $ (0.09)
                                                               ============      ===========

Weighted average shares used in computing
 net loss per share- basic and diluted                           25,538,382       23,859,321
                                                               ============      ===========

See accompanying notes to  financial statements

SPATIALIGHT, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)
THREE MONTHS ENDED MARCH 31, 2003

                                                                  COMMON STOCK            ADDITIONAL
                                                                                            PAID-IN         NOTES
                                                             SHARES       AMOUNT           CAPITAL       RECEIVABLE
                                                           ---------    ---------      ------------    --------------

Balance, January 1, 2003                                   26,018,658   $ 260,187      $ 45,550,830    $ (1,426,999)

Exercise of stock options and warrants                          2,500          25             3,100

Payments on notes receivable from stockholders                                                               52,500

Accrued interest on notes receivable from stockholders                                                      (19,388)

Issuance of stock, stock options, and warrants for services    47,000         470           277,248

Issuance of stock and options to employees and directors                                     12,285

Conversion of notes and accrued interest                      142,360       1,424           353,053

Shares issued on exercise of warrant under installment note   746,268       7,462            (7,462)

Net loss
                                                          ----------    ---------      ------------    --------------
                                                           26,956,786     269,568        46,189,054      (1,393,887)


                                                                                        TOTAL
                                                                   ACCUMULATED       STOCKHOLDERS'
                                                                   (DEFICIT)            DEFICIT
                                                                  --------------     -------------
Balance, January 1, 2003                                        $ (48,757,822)       $ (4,373,804)

Exercise of stock options and warrants                                                      3,125

Payments on notes receivable from stockholders                                             52,500

Accrued interest on notes receivable from stockholders                                    (19,388)

Issuance of stock, stock options, and warrants for services                               277,718

Issuance of stock and options to employees and directors                                   12,285

Conversion of notes and accrued interest                                                  354,477

Shares issued on exercise of warrant under installment note                                     -

Net loss                                                           (1,544,539)         (1,544,539)
                                                                  --------------     -------------
                                                                  (50,302,361)         (5,237,626)


See accompanying notes financial statements

SPATIALIGHT, INC.
STATEMENTS OF CASH FLOW (unaudited)

                                                                  Three months ended March 31,
                                                                ------------------------------
Cash flows from operating activities:                               2003             2002
                                                                ------------     -------------
Net loss                                                        $ (1,544,539)    $ (2,103,170)
Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and amortization                                       68,843           96,106
  Stock-based general and administrative expense                     173,753          265,977
  Stock-based interest expense                                       136,165          487,136
  Changes in operating assets and liabilities:
     Inventories                                                    (499,870)               -
     Prepaid and other current assets                                (51,765)          89,530
     Accounts payable                                                406,938         (212,742)
     Accrued expenses and other current liabilities                  123,016          (15,226)
     Other assets                                                    (20,932)            (887)
                                                                ------------     -------------
                    Net cash used in operating activities         (1,208,391)      (1,393,276)
                                                                ------------     -------------

Cash flows from investing activities:
  Purchase of property and equipment                                  (7,166)        (102,966)
                                                                ------------     -------------

                    Net cash used in investing activities             (7,166)        (102,966)
                                                                ------------     -------------

Cash flows from financing actitivies:
  Payments on capital lease obligations                                    -           (1,429)
  Proceeds from issuance of short term notes                         195,000                -
  Proceeds from the issuance of short term convertible notes         400,000                -
  Payments on stock subscriptions and notes
    receivable from shareholders                                      52,500           21,875
  Proceeds from exercise of warrants and options                       3,125            2,590
                                                                ------------     -------------

                    Net cash provided by financing activities        650,625           23,036
                                                                ------------     -------------

Net decrease in cash                                                (564,932)      (1,473,206)

Cash and cash equivalents at beginning of period                     575,663        2,728,134
                                                                ------------     -------------
Cash and cash equivalents at end of period                          $ 10,731      $ 1,254,928
                                                                ============     =============

Supplemental disclosure of cash flow information:

  Income taxes paid during the period                                  $ 800          $ 1,425
                                                                ------------     -------------
  Interest paid during the period                                        $ -            $ 180
                                                                ------------     -------------
Non cash financing activities:

  Common stock issued upon conversion of notes                     $ 354,477        $ 691,400
                                                                ------------     -------------
  Recission of stock purchase agreement                                  $ -      $ 2,504,059
                                                                ------------     -------------

See accompanying notes to financial statements.

                                SPATIALIGHT, INC.
               Notes to Condensed Financial Statements (Unaudited)

1.   Business Description

SpatiaLight, Inc. (SpatiaLight or the Company) is in the business of manufacturing high-resolution microdisplays for applications such as computer monitors, high definition television, video projectors and other applications. To date, the Company has entered into seven agreements with eight original equipment manufacturers (OEMs) in China and one agreement with an OEM in the Republic of South Korea.

On January 29, 2003, the Company announced that it had concluded negotiations with Skyworth Display Ltd., resulting in a signed agreement for the purchase by Skyworth of 14,100 display units from SpatiaLight during a one-year delivery period. In each of the months June, July and August we are scheduled to deliver 200 units. Beginning in September, the Company is scheduled to deliver 1,500 units per month until the order is completed. Pursuant to the terms of the purchase order, the obligations of Skyworth will be backed by letters of credit in the Company's favor to be issued monthly, the first of which has already been issued. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions. The Company has delivered the requisite number of SpatiaLight imagEngine(TM) microdisplays to Fuji Photo Optical Co., Ltd. for incorporation into the display units to be delivered to Skyworth in the first of the twelve monthly deliveries.

2.   Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Item 303 of Regulation S-K. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, the interim condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2002. The interim results for the period ended March 31, 2003 are not necessarily indicative of results for the full fiscal year.

Certain prior year and quarter amounts have been reclassified in order to conform to current year presentation.

3.   Liquidity

The Company's operations are constrained by an insufficient amount of working capital. As of March 31, 2003 the Company has sustained recurring losses and had a net capital deficiency of approximately $5,240,000, and a net working capital deficiency of approximately $5,800,000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. We anticipate that our cash expenditures during 2003 will approximate $400,000 per month, or approximately $5 million for the year, without regard to any revenues in 2003.

We expect to meet our cash needs with our existing cash balances and collections from stock subscriptions receivable of approximately $1,400,000 and from the exercise of warrants held by existing investors. In addition, we expect to fund working capital requirements by drawing on letters of credit issued by customers in connection with signed purchase orders and by additional equity financing. The Company's continued existence is dependent upon its ability to generate revenue by successfully marketing and selling its products, and obtain additional financing. The Company continues its efforts to locate sources of additional financing. However, there can be no assurance that the Company's efforts will be successful, or that additional debt or equity financing will be available to the Company. For this reason, there is uncertainty whether the Company can continue as a going concern. Further, the Company's auditors included a paragraph in their report on the audited financial statements for the year ended December 31, 2002, indicating that substantial doubt exists as to the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of approximately $1,550,000 in the three months ended March 31, 2003. Of this amount, approximately $310,000 was non-cash stock-based expenses. Additionally, as of March 31, 2003, the Company's accumulated deficit totaled approximately $50,300,000. The Company has generated limited revenues to date and the development, commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations are dependent upon future events. These events include obtaining adequate financing to fulfill its development activities, successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.   Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. Excluded from weighted average shares outstanding for the three months ended March 31, 2003 are 1,346,268 shares of common stock issued but held in escrow in connection with the private stock purchase agreements and warrant installment notes. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Excluded from the computation of diluted loss per share for the three months ended March 31, 2003 and 2002 respectively, are options and warrants to acquire 4,502,083 and 7,592,697 shares of common stock, and 3,577,584 and 3,425,603 common share equivalents in each period relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of March 31, 2003 for the options and warrants is $2.38 and $2.47, respectively; the weighted average conversion price for the common share equivalents related to convertible notes is $1.25.

5.   Notes Payable

Convertible notes at March 31, 2003 consist of the following:

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

On January 3, 2003 the Company issued 142,360 shares of common stock upon the conversion of prepaid interest of $354,477. Prepaid interest was computed using the closing price of the common stock on December 31, 2002 of $2.49, and is being amortized through December 31, 2003. For the three months ended March 31, 2003, additional stock-based interest expense of approximately $70,800 was recorded due to the beneficial conversion feature of the prepaid interest, representing the excess value of the common shares received upon conversion of the prepaid interest. At March 31, 2003, the carrying value of the Argyle notes totals $1,056,000, which includes the $1,188,000 principal balance net of unamortized discounts of $132,000. See also Note 6.

Alabama Group Notes:

In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to a group of investors (the "Alabama Group"), which includes a trust for the benefit of Steven F. Tripp, a Director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. Marcia
K. Tripp, Steven F. Tripp's mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. This portion of the notes is convertible into shares of the Company's common stock at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 shares of common stock. The warrants were exercised on June 28, 2002 (note 6). The warrants were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years; volatility 114%; risk-free interest rate 6%; and dividend yield of $0. The total cash received from the issuance of this tranche of notes of $1,437,500 was less than the calculated value associated with the warrants. Therefore, the value assigned to the warrants was limited to the original proceeds of $1,437,500, and has been recorded as a discount on the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash by the holders of the Alabama Group Notes. This discount, along with the contractual 6% per annum interest rate, resulted in an effective interest rate of 70% per annum when compared to the outstanding principal balances.

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

On June 15, 2001 the due date of both tranches was extended until December 31, 2002. On the extension date, the excess $255,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.65 per share, over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as additional paid-in capital. The resulting $255,000 discount to the debt, along with the remaining unamortized discount for the first tranche, was being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to these discounts differs from the actual contractual interest received or receivable by the holders of the Alabama Group Notes. These discounts, along with the contractual 6% per annum interest rate, result in a new effective interest rate upon extension of 25% per annum as of the extension date when compared to the outstanding principal balances. On September 20, 2002, the due date of both tranches was extended until March 31, 2004. On the extension date, the excess $58,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.34 per share over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as additional pain-in-capital. Accordingly, the remaining unamortized discount at the extension date of $194,195 including the new discount of $58,000 is being amortized through March 31, 2004, resulting in a new effective interest rate of 10.5% per annum when compared with to the outstanding principal balances. At March 31, 2003, the carrying value of the Alabama notes totals $3,266,789, which includes principal balance plus accrued interest of $521,252, net of unamortized discounts of $129,463.

Other Short-term Notes

During the first quarter of 2003 the Company received $595,000 under short-term notes. Of this amount $400,000 were convertible notes, with conversion prices ranging from $2.25 to $3.16, which approximate the stock price on the date of issuance. There is no beneficial conversion effect associated with these notes. All of the notes accrue interest at 6% per annum and have maturity dates ranging from thirty (30) days to two hundred and seventy (270) days. Notes for an aggregate of $145,000 were issued to Steven F. Tripp, a director of the Company, and a note for $65,000 was issued to Marcia Tripp.

Activity in notes payable for the three months ended March 31, 2003 follows:


                                        DECEMBER 31,      ADDITION OR NEW    DISCOUNT      CONVERSION TO     BALANCE AT
DEBT PRINCIPAL:                              2002           DISCOUNT        AMORTIZATION      EQUITY       MARCH 31, 2003
                                        ---------------   -------------   ---------------   ------------   -------------
Argyle                                     $ 1,188,000                -                -              -     $ 1,188,000
Argyle discount                               (165,000)               -           33,000              -        (132,000)
Alabama Group                                2,875,000                -                -              -       2,875,000
Alabama Group Discount                        (161,829)               -           32,366              -        (129,463)
Other short term notes (convertible and other)       -          595,000                -              -         595,000
                                        ---------------   --------------   --------------   ------------   -------------
                 Total                       3,736,171          595,000           65,366              -       4,396,537
                                        ---------------   --------------   --------------   ------------   -------------


Interest:
Accrued Argyle 6%                                    -           17,820                -        (17,820)              -
Accrued Alabama 6%                             471,061           50,191                -              -         521,252
Beneficial interest                                  -           70,799                -        (70,799)              -
                                        ---------------   --------------   --------------   ------------   -------------
                 Total                         471,061          138,810                -        (88,619)        521,252

                                        ---------------   --------------   --------------   ------------   -------------
TOTAL                                      $ 4,207,232        $ 733,810         $ 65,366      $ (88,619)    $ 4,917,789
                                        ===============   ==============   ==============   ============   =============


Stock-based interest expense discussed above is as follows:

                                              Three months ended March 31,
                                               ---------------------------
                                                    2003          2002
                                               ---------------  ------------
Amortization of Alabama group discount               $ 32,366     $ 136,193
Amortization of Argyle Capital discount                33,000       198,000
Effect of beneficial conversion priviledges
   on accrued interest                                 70,799       152,943
                                                   $  136,165     $ 487,136
                                                   ==========    ==========

6.   Issuance of Securities

Interest Conversion

On January 3, 2003 the Company issued 142,360 shares of common stock upon the conversion of prepaid interest of $354,477. Prepaid interest was computed using the closing price of the common stock on December 31, 2002 of $2.49, and is being amortized through December 31, 2003. For the three months ended March 31, 2003, additional stock-based interest expense of approximately $70,800 was recorded due to the beneficial conversion feature of the prepaid interest, representing the excess value of the common shares received upon conversion of the prepaid interest. At March 31, 2003, the carrying value of the Argyle notes totals $1,056,000, which includes the $1,188,000 principal balance net of unamortized discounts of $132,000.

EXERCISE OF STOCK  OPTIONS,  WARRANTS,  DURING THE THREE  MONTHS ENDED MARCH 31,
2003

During the first three months of 2003, 2,500 shares of common stock were issued upon the exercise of employee stock options. Total cash received was $3,125.

Payments under notes receivable from shareholder resulting from the exercise of warrants in 2002 totaled $52,500.

ISSUANCE OF STOCK, STOCK OPTIONS AND WARRANTS IN THE THREE MONTHS ENDED MARCH 31, 2003

In March 2003, the Company issued 47,000 shares of common stock in exchange for consulting services provided in 2002 totaling $116,250. The expense associated with these services was recorded in 2002.

On October 14, 2002 the Company issued a fully vested warrant to purchase 250,000 shares of common stock at an exercise price of $3.50 in exchange for consulting services rendered over a six-month period. A value of $76,068 was assigned to the warrants for the portion of the services rendered in 2003 using the Black-Scholes option pricing model and the following assumptions: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of two years. The portion of the value of the warrant earned, $76,068, in the first quarter of 2003 is reflected in the statement of operations as stock-based general and administrative expense.

In March 2003, the Company issued a fully vested warrant to purchase 200,000 shares of common stock in exchange for services rendered in the first quarter of 2003. A value of $85,400 was assigned to the warrant using the Black-Scholes option pricing model and the following assumptions: stock price $2.43, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of five months. The value of the warrant is included in stock-based general and administrative expense.

Other expenses in 2003 related to the valuation of options granted to directors for additional services totaled $12,285 and are included in stock based general and administrative.

ISSUANCE OF STOCK DURING THE THREE MONTHS ENDED MARCH 31, 2002

In March 2002, the Company issued 60,000 shares of common stock to its Director of Corporate Development. The shares were issued in consideration of services rendered by the employee with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers. These shares were valued at $220,200, the market value of the shares on the date of grant.

ISSUANCE OF STOCK UNDER INSTALLMENT NOTE

In November 2002, a warrant to purchase 746,268 common shares was exercised at $2.00 under a warrant installment agreement totaling $1,492,536. Payments of $200,000 were made in 2002. An additional $52,500 was received in 2003. Interest accrues at 6% per annum and is due with the final payment. As of March 31, 2003, approximately $26,000 of accrued interest has been recorded, including interest of approximately $19,000 in 2003. The shares were issued in 2003, but are held in escrow by the Company pending receipt of the remaining balance of $1,266,400. With the acquiescence of the Company, the shareholder has not met the due dates of two previously scheduled installment payments under the warrant installment agreement which, as of March 31, 2003 equaled $100,000 and as of April 30, 2003, equaled an additional $100,000.

Stock-based general and administrative expense discussed above is as follows:

                                                    Three months ended March 31,

                                                        2003            2002
                                                       ---------      ---------
Stock and options granted to employees and directors    $ 12,285      $ 220,000
Common stock  and warrants expensed for services         161,468              -
Warrant and other charges                                      -         45,777
                                                       ---------      ---------
                                                       $ 173,753      $ 265,777
                                                       =========      =========

7.   Segment Information

The Company's chief operating decision-maker, the Chief Executive Officer (CEO), reviews the Company's financial information as a single "operating segment" to make decisions about the Company's performance and resource allocation.
Therefore the Company has determined that it operates in a single business segment. There were no sales in the first quarter of 2003.

8.   Stock-based Compensation

The Company accounts for its stock-based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation," the Company discloses the proforma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility.

he table below shows net income per share for the three months ended March 31, 2003 and 2002 as if the Company had elected the fair value method of accounting for stock options.

                                                   2003           2002
                                                  -------------  -------------

Net loss as reported                              $ (1,544,539)  $ (2,103,170)


Deduct: total stock-based employee compensation
determined under fair value method for all awards,
net of any applicable related tax effects             (364,667)      (864,739)
                                                  -------------  -------------

Proforma net loss, as adjusted                    $ (1,909,206)  $ (2,967,909)

Loss per share:
Basic and diluted, as reported                         $ (0.06)       $ (0.09)
Basic and diluted, as adjusted                         $ (0.08)       $ (0.13)


9.   Recent Accounting Pronouncements

In August 2001 Statement of Financial Accounting Standards SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" was issued, superseding SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of." Among other things, SFAS No. 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's financial position and results of operations have not been affected by the adoption of SFAS No. 144 as of January 1, 2003.

In July 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than up front. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this Statement did not have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002.
Adoption of this Statement did not have a material impact on the Company's financial condition or results of operation, as we are not currently planning to make a voluntary change to the fair value method of accounting for stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45. "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Adoption of this Interpretation did not have a material impact on the Company's financial condition or results of operations.

Note 10. Subsequent Events

Subsequent to March 31, 2003, the Company has agreed to issue approximately 2.72 million common shares for a total of $5,000,000 to several private investors. The shares to be issued in this transaction consist of previously authorized but unissued shares of the Company. The shares are priced at $1.84 per share, equal to 80% of the trailing 30-day average closing price of the shares through May 12, 2003. As part of this stock purchase transaction, the Company will also issue, for each four shares issued, one five-year warrant to purchase an additional common share at $2.65 per share, equal to a 15% premium to the trailing 30-day average closing price of the shares through May 12, 2003. Of the total $5,000,000 stock purchase, $2,500,000 has been subscribed for personally by Robert A. Olins, Acting Chief Executive Officer and a Director of the Company.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Item, 2 and those discussed in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 2003, and the results of operations for the Company for the three months ended March 31, 2003 and 2002. The following should be read in conjunction with the unaudited financial statements and related notes appearing elsewhere herein.

GENERAL

Our operations are constrained by an insufficient amount of working capital, and we continue to experience negative cash flows and net operating expenses. Our operations in recent months have been funded by the exercise of warrants and options, and the issuance of short-term notes. We are continuing our efforts to locate sources of additional financing but there can be no assurance that additional financing will be available. Our auditors have included a paragraph in their report on the audited financial statements as of the year ended December 31, 2002, indicating that substantial doubt exists as to our ability to continue as a going concern.

We anticipate that our cash expenditures during 2003 will approximate $400,000 per month, or approximately $5 million for the year, without regard to any revenues in 2003. We expect to meet our cash needs with our existing cash balances from collections of stock subscriptions receivable of approximately $1,400,000 and from the exercise of warrants held by existing investors. In addition, we expect to fund working capital requirements by drawing on letters of credit issued by customers in connection with signed purchase orders and by additional equity financing. However, there can be no assurance that any significant number of these other warrants will be exercised. If no warrants are exercised, and the Company does not derive any significant revenues from its operations during 2003, it is likely that we will need to raise additional debt or equity financing during 2003. There can be no assurances that such additional debt or equity funding will be available from our current investors or from any other source.

Our continued existence is dependent upon our ability to successfully develop, market and sell our products. In May 2001 we entered into an arrangement with Fuji Photo Optical Co., Ltd., for the manufacture of light engines. Pursuant to the arrangement, Fuji Photo Optical Co., Ltd. may scale up their manufacturing capacity in order to produce a minimum of 10,000 light engines per month incorporating the SpatiaLight imagEngine(TM) microdisplay. In September 2002 we accepted delivery of the first pre-production SpatiaLight/Fuji display units. These pre-production display units, which have been provided to our prospective customers in China, incorporate mechanical changes and technical enhancements that we initiated based upon the results of extensive testing of the prototype display units.

OVERVIEW

We manufacture microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our microdisplays are designed for use in end products of original equipment manufacturers, and therefore we work closely with customers to incorporate our microdisplays into their final products. While in the past we have had working arrangements with several independent liquid crystal display fabricators to manufacture certain of our prototype products, we are now manufacturing our microdisplays ourselves in a 500 square foot Class 100 cleanroom and a 1200 square foot Class 1000 cleanroom. We have enhanced quality control and we have more effective protection of our proprietary technology in our products.
Internal manufacturing is subject to certain risks described under "Business Risks and Uncertainties." We have patents covering parts of our designs; however, the key designs of the circuitry in the silicon, drive electronics, and liquid crystal assembly techniques are proprietary and not covered by patents.

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

In January 2003, we concluded negotiations with Skyworth Display Ltd., resulting in a signed agreement for the purchase by Skyworth of 14,100 display units from us during a one-year delivery period. In each of the months June, July and August we are scheduled to deliver 200 units. Beginning in September, we are scheduled to deliver 1,500 units per month until the order is completed. Pursuant to the terms of the purchase order, the obligations of Skyworth will be backed by letters of credit in our favor to be issued monthly, the first of which has already been issued. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions. We have delivered the requisite number of our SpatiaLight imagEngine(TM) microdisplays to Fuji Photo Optical Co., Ltd. for incorporation into the display units to be delivered to Skyworth in the first of the twelve monthly deliveries.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had approximately $11,000 in cash and cash equivalents, a decrease of approximately $565,000 from the December 31, 2002 amount of $575,000. Our net working capital deficit at March 31, 2003 was approximately $5,800,000 compared to a net working capital deficit of approximately $800,000 at December 31, 2002. This change is due to the reclassification of the Argyle and Alabama Group notes to the current liabilities based on their maturity date of March 31, 2004.

Net cash used in operating activities totaled approximately $1,200,000 and $1,400,000 for the three months ended March 31, 2003 and 2002, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the three months ended March 31, 2003 was approximately $650,000 as compared to approximately $23,000 for the three months ended March 31, 2002. In the first quarter of 2003, cash was provided primarily from proceeds from the issuance of short-term notes.

As of March 31, 2003, we had an accumulated deficit of approximately $50,300,000. We have realized significant losses in the past and we expect that these losses will continue at least through 2003. It is likely that we will have quarterly and annual losses in 2003 and beyond. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the foreseeable future. Consequently, we may continue to operate at a loss for the foreseeable future and there can be no assurance that our business will operate on a profitable basis or will be able to continue as a going concern.

Subsequent  to  March  31,  2003,  we agreed to issue approximately 2.72 million
Common Shares in exchange for a total of $5,000,000 to several private investors, including Robert A. Olins, Acting Chief Executive Officer and a Director of the Company. This transaction is more fully described in Note 10 to the Condensed Financial Statements in Item 1 of Part I of this Report. We expect this transaction to significantly enhance our liquid capital resources and working capital thereby giving us a stronger financial platform to expand our manufacturing business.

RESULTS OF OPERATIONS

Selling, general and administrative costs. Selling, general and administrative costs were approximately $460,000 and $585,000 in the three months ended March 31, 2003 and 2002, respectively and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. Employment expenses decreased $30,000 due to fees paid in the first quarter of 2002 related to hiring of employees. Consulting, legal and public relations fees decreased approximately $110,000 due to a decrease in legal fees as well as the elimination of certain consultants and public relations firms.

Stock-based general and administrative costs. Stock-based general and administrative costs were approximately $174,000 in the three months ended March 31, 2003, and approximately $266,000 in the three months ended March 31, 2002.

The amounts incurred relate to common stock, stock options, and warrants issued in exchange for services. The decrease in 2003 relates primarily to expenses incurred in 2002 associated with stock granted as compensation to an employee valued at $220,000, which had no comparable expense in 2003, offset by expenses incurred in 2003 related to the issuance of warrants in exchange for services totaling $130,000.

Research and development costs. Research and development costs were approximately $725,000 and $707,000 in the three months ended March 31, 2003 and 2002. Salaries and related benefits increased approximately $76,000 due to hiring of research and development personnel. Other research and development expenses decreased approximately $60,000 due to a reduction in consulting expenses.

Interest income. Interest income for the three months ended March 31, 2003 and 2002 was approximately $19,000 and $7,400, respectively. The increase is due to accrued interest on a note received from a shareholder in the first quarter of 2003.

Interest expense. Interest expense for the three months ended March 31, 2003 increased approximately $7,000 from the same period in 2002 due to annual compounding of interest. This is consistent with the unchanged face amounts of the convertible note balances from 2002 to 2003.

Stock-based interest expense. Stock-based interest expense was approximately $136,000 and $487,000 for the three months ended March 31, 2003 and 2002, respectively. Stock-based interest expense relates to the beneficial conversion feature of interest converted and convertible into equity on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert Olins, Acting Chief Executive Officer of the Company. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Interest expense related to the beneficial conversion feature decreased approximately $80,000 due to the change in the stock price from 2002 to 2003. In addition, stock-based interest expense relates to amortization of the discounts on notes payable to Argyle Capital Management Corporation and to the Alabama Group, a group of investors, which includes a trust for the benefit of Steven F. Tripp, a director of the Company. In September 2002 the notes were extended 18 months, thereby reducing the monthly amortization of the discount.

CRITICAL ACCOUNTING POLICIES

Outlined below are accounting policies that we believe are key to a full understanding of our operations and financial results. All our accounting policies are in compliance with accounting principles generally accepted in the United States of America.

Stock-based   Compensation  -  We  account  for  our  stock-based   compensation
arrangements with employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44. As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123, we disclose the proforma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

Research and Development - Research and development costs are charged to expense when incurred.

Inventory valuation - We value inventories at the lower of cost (based on the first-in, first-out method) or market value. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected product selling price based on historical recovery rates. If we assess the market value of our inventory to be less than costs we write it down to its replacement cost or its net realizable value. Our estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. At December 31, 2002, inventories (consisting entirely of raw materials components) were written down by $286,000, as prices on initial order quantities were higher than those expected in the future, and would otherwise have resulted in losses on finished goods in 2003.

Income tax assets and liabilities - In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. Due to our lack of profitable operating history, potential limitations on usage of operating losses and general uncertainty, we provided for a 100% valuation allowance against our deferred tax assets. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Changes to our income tax provision or the valuation of the deferred tax assets and liabilities may affect our annual effective income tax rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

SpatiaLight places all of its excess cash and cash equivalents in a checking account or money market account with a nationally reputable bank. As of March 31, 2003, the Company's cash and cash equivalents totaled $10,731.

Item 4. Controls and Procedures.

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our principal executive officer, who is also our principal financial officer (collectively, CEO).

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

BUSINESS RISKS AND UNCERTAINTIES

WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE AND THEREFORE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY.

We have incurred losses over the past five years and have experienced cash shortages. For the three months ended March 31, 2003 and 2002, we incurred net losses of approximately $1,550,000 and $2,100,000, respectively. In addition, we had an accumulated deficit of $50,300,000 as of March 31, 2003. We may incur additional losses as we continue spending for production and other business activities. As a result, we will need to generate substantial sales to support our cost structure before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

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

Since late October 2001, we entered into seven agreements with eight original equipment manufacturers in China and one OEM in the Republic of South Korea contemplating the purchase of our display units and/or SpatiaLight imagEngine(TM) microdisplays. The testing of our display units and/or SpatiaLight imagEngine(TM) microdisplays by certain of these prospective customers commenced after these agreements were signed.

In January 2003, we concluded negotiations with Skyworth resulting in a signed agreement for the purchase by Skyworth of 14,100 display units from us over a one year delivery period. This purchase order agreement is cancelable by Skyworth on a quarterly basis, however, which could result in us not deriving all of our anticipated revenues from the purchase order.

The Company has been advised by the other prospective Chinese customers that they are satisfied with the results of the testing of the prototypes under their agreements with the Company and we are currently negotiating terms of purchase orders for our display units and/or SpatiaLight imagEngine(TM) microdisplays with each of them. There remain open issues that have to be finally negotiated, including prices and quantities of our products. We cannot assure whether we will receive purchase orders binding on any of these companies for their purchase of commercial quantities of our microdisplay products commencing in the near future.

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

There can be no assurance that we will have adequate remedies in the event any of the foregoing materializes. Failure to protect our intellectual property would limit our ability to produce and market our products in the future, which would materially adversely affect our revenues generated by the sale of such products. In addition, third parties could assert that our products and technology infringe their patents or other intellectual property rights. As a result, we may become subject to future patent infringement claims or litigation, the defense of which is costly, time-consuming and diverts the attention of management and other personnel.

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

THE RECENT OUTBREAK OF SEVERE ACUTE RESPIRATORY SYNDROME ("SARS") MAY ADVERSELY IMPACT OUR BUSINESS.

The SARS outbreak has been significantly focused on Asia, and specifically in China where our current customer and many of our prospective customers are located. The SARS outbreak may have already begun to impact on our ability to sell our products. The demand in China for high definition televisions, rear projection monitors and other end products that would incorporate our microdisplay products is seasonal, with one typically high demand season arising in early May. However, because of the outbreak of SARS and related market uncertainties, demand for our customer's and prospective customers' products was unusually low in May 2003. Should the SARS illness spread to new regions in Asia or elsewhere or intensify in severity in areas already affected, causing demand for our customer's and prospective customers' products to remain low, our operating results could be adversely impacted.

WE DO NOT PAY CASH DIVIDENDS.

We have never paid any cash dividends on our common shares and do not anticipate that we will pay cash dividends in the near future. Instead, we intend to apply any future earnings to the expansion and development of our business.

PART II.          OTHER INFORMATION

ITEM 2   Changes in Securities and Use of Proceeds

On January 3, 2003 the Company issued 142,360 shares of common stock upon the conversion of prepaid interest of $354,477. Prepaid interest was computed using the closing price of the common stock on December 31, 2002 of $2.49, and is being amortized through December 31, 2003. For the three months ended March 31, 2003, additional stock-based interest expense of approximately $70,800 was recorded due to the beneficial conversion feature of the prepaid interest, representing the excess value of the common shares received upon conversion of the prepaid interest. At March 31, 2003, the carrying value of the Argyle notes totals $1,056,000, which includes the $1,188,000 principal balance net of unamortized discounts of $132,000.

EXERCISE OF STOCK  OPTIONS,  WARRANTS,  DURING THE THREE  MONTHS ENDED MARCH 31,
2003


During the first three months of 2003, 2,500 shares of common stock were issued upon the exercise of employee stock options. Total cash received was $3,125.

Payments under notes receivable from shareholder resulting from the exercise of warrants in 2002 totaled $52,500.

ISSUANCE OF STOCK, STOCK OPTIONS AND WARRANTS IN THE THREE MONTHS ENDED MARCH 31, 2003

In March 2003, the Company issued 47,000 shares of common stock in exchange for consulting services provided in 2002 totaling $116,250. The expense associated with these services was recorded in 2002.

On October 14, 2002 the Company issued a fully vested warrant to purchase 250,000 shares of common stock at an exercise price of $3.50 in exchange for consulting services rendered over a six-month period. A value of $76,068 was assigned to the warrants for the portion of the services rendered in 2003 using the Black-Scholes option pricing model and the following assumptions: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of two years. The portion of the value of the warrant earned, $76,068, in the first quarter of 2003 is reflected in the statement of operations as stock-based general and administrative expense.

In March 2003, the Company issued a fully vested warrant to purchase 200,000 shares of common stock in exchange for services rendered in the first quarter of 2003. A value of $85,400 was assigned to the warrant using the Black-Scholes option pricing model and the following assumptions: stock price $2.43, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of five months. The value of the warrant is included in stock-based general and administrative expense.

Stock-based general and administrative expense discussed above is as follows:


                                                    Three months ended March 31,

                                                        2003            2002
                                                       ---------     ---------
Stock and options granted to employees and directors    $ 12,285     $ 220,000
Common stock  and warrants expensed for services         161,468             -
Warrant and other charges                                      -        45,777
                                                       ---------     ---------
                                                       $ 173,753     $ 265,777
                                                       =========     =========

ITEM 6   Exhibits and Reports on Form 8-K

(a) Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Report on Form 8-K:

     None.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Date:     May 15, 2003

                                           SpatiaLight, Inc.



                                           By:      /s/ROBERT A. OLINS
                                                 Robert A. Olins
                                                 Acting Chief Executive Officer
                                                 (Principal Executive, Financial
                                                         and Accounting Officer

CERTIFICATION

I, Robert A. Olins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SpatiaLight, Inc.;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

-----------------------
Robert A. Olins
Chief Executive Officer and
Principal Financial Officer