Form 10-Q
period 2003-06-30
SPATIALIGHT INC
filed 2003-08-18
CIK 881468

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
-------------------------------------------------------------------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

 For the transition period from _____________________ to ______________________

                        Commission File Number 000-19828

                               SpatiaLight, Inc.
             (Exact name of registrant as specified in its charter)


              New York                                  16-1363082
     -------------------------------                    ----------
     (State or other jurisdiction of        (IRS Employer Identification No.)
     Incorporation or organization)


           Five Hamilton Landing, Suite 100, Novato, California 94949
           ----------------------------------------------------------
                    (Address of principal executive offices)


                                 (415) 883-1693
                           --------------------------
                           (Issuer's telephone number)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,020,887 shares of common stock as of August 12, 2003.

                                SPATIALIGHT, INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2003


                                Table of Contents

PART I            FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements (unaudited)

                  Condensed Balance Sheets dated
                  June 30, 2003 and December 31, 2002.......................3

                  Condensed Statements of Operations
                  for the Three months and Six Months
                  Ended June 30, 2003 and 2002..............................4

                  Condensed Statements of Stockholders' Deficit
                  for the Six months Ended June 30, 2003....................5

                  Condensed Statements of Cash Flows
                  for the Six months Ended June 30, 2003 and 2002...........6

                  Notes to Condensed Financial Statements...................7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations..........16

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risks..............................................28

         Item 4.  Controls and Procedures...................................29

PART II           OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds.................30

         Item 4.  Submission of Matters to a Vote of Security Holders.......33

         Item 6.  Exhibits and Reports on Form 8-K..........................34

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements (unaudited)

SPATIALIGHT, INC.
BALANCE SHEET

                                                                June 30,       December 31,
                                                                 2003             2002
                                                              (unaudited)
                                                              ------------    ------------
ASSETS

Current assets
  Cash and cash equivalents                                   $  2,316,225    $    575,663
  Inventory                                                        706,264         275,959
  Prepaids and other current assets                                509,690         565,515
                                                              ------------    ------------
          Total current assets                                   3,532,179       1,417,137

Property and equipment, net                                        402,951         506,968
Other assets                                                       182,157         134,349
                                                              ------------    ------------

               Total assets                                   $  4,117,287    $  2,058,454
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                            $    635,824    $  2,018,230
  Other short-term notes                                           657,500              --
  Current portion of convertible notes                           4,398,188              --
  Accrued stock-based expenses                                     536,087              --
  Accrued expenses and other current liabilities                   328,370         206,796
                                                              ------------    ------------
        Total current liabilities                                6,555,969       2,225,026

Noncurrent liabilities
  Convertible notes, net of current portion                             --       4,207,232
                                                              ------------    ------------

               Total liabilities                                 6,555,969       6,432,258
                                                              ------------    ------------

Commitments

Stockholders' deficit:
  Common stock, $.01 par value:
     50,000,000 shares authorized;
     29,790,111 and 26,018,658 shares issued and outstanding       297,901         260,187
Additional paid-in capital                                      52,307,648      45,550,830
Notes and stock subscriptions receivable                        (1,412,475)     (1,426,999)
Accumulated deficit                                            (53,631,756)    (48,757,822)
                                                              ------------    ------------
        Total stockholders' deficit                             (2,438,682)     (4,373,804)
                                                              ------------    ------------

Total liabilities and stockholders' deficit                   $  4,117,287    $  2,058,454
                                                              ============    ============


See accompanying notes to financial statements.

SPATIALIGHT, INC.
STATEMENTS OF OPERATIONS (unaudited)

                                                                Three months ended June 30,            Six months ended June 30,
                                                                  2003               2002               2003               2002
                                                             ------------       ------------       ------------       ------------
Selling, general and administrative expenses:
   Selling, general and administrative expenses              $    915,166       $    581,139       $  1,372,828       $  1,166,350
   Stock-based general and administrative expenses              1,485,179              2,992          1,658,932            268,969
                                                             ------------       ------------       ------------       ------------
     Total selling, general and administrative expenses         2,400,345            584,131          3,031,760          1,435,319


   Inventory writedown                                            100,690                 --            100,690                 --
   Research and development expenses                              666,705            668,260          1,391,302          1,375,966
                                                             ------------       ------------       ------------       ------------

          Total operating expenses                              3,167,740          1,252,391          4,523,752          2,811,285
                                                             ------------       ------------       ------------       ------------

          Operating loss                                       (3,167,740)        (1,252,391)        (4,523,752)        (2,811,285)
                                                             ------------       ------------       ------------       ------------

Other income (expenses):

  Interest expense:
          Interest expense                                        (38,239)           (64,734)          (109,189)          (127,867)
          Stock-based interest expense                           (142,812)          (487,171)          (278,977)          (974,307)
                                                             ------------       ------------       ------------       ------------
            Total interest expense                               (181,051)          (551,905)          (388,166)        (1,102,174)

   Interest and other income                                       18,588              1,180             37,976              8,598
                                                             ------------       ------------       ------------       ------------

          Total other expenses                                   (162,463)          (550,725)          (350,190)        (1,093,576)
                                                             ------------       ------------       ------------       ------------

   Loss before income tax expense                              (3,330,203)        (1,803,116)        (4,873,942)        (3,904,861)

Income tax expense (credit)                                          (808)                --                 (8)             1,425
                                                             ------------       ------------       ------------       ------------

Net loss                                                     $ (3,329,395)      $ (1,803,116)      $ (4,873,934)      $ (3,906,286)
                                                             ============       ============       ============       ============

Net loss per share - basic and diluted                       $      (0.13)      $      (0.07)      $      (0.19)      $      (0.16)
                                                             ============       ============       ============       ============

Weighted average shares used in computing
 net loss per share- basic and diluted                         26,354,526         24,133,985         25,963,626         23,996,653
                                                             ============       ============       ============       ============

See accompanying notes to  financial statements

SPATIALIGHT, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)
SIX MONTHS ENDED JUNE 30, 2003

                                                                              ADDITIONAL                                   TOTAL
                                                         COMMON STOCK          PAID-IN        NOTES       ACCUMULATED  STOCKHOLDERS'
                                                       SHARES      AMOUNT      CAPITAL      RECEIVABLE     (DEFICIT)      DEFICIT
                                                    ------------ ---------- -------------- ------------- -------------- ------------
Balance, January 1, 2003                             26,018,658  $ 260,187   $ 45,550,830  $ (1,426,999) $ (48,757,822)  (4,373,804)

Exercise of stock options and warrants                    7,500         75          9,300                                     9,375

Payments on notes receivable from stockholders                                                   52,500                      52,500

Accrued interest on notes receivable from
 stockholders                                                                                   (37,976)                    (37,976)

Issuance of stock, stock options, and warrants
for services                                             79,000        790        467,390                                   468,180

Issuance of stock and options to employees
and directors                                                                      22,005                                    22,005

Conversion of accrued interest                          142,360      1,423        353,054                                   354,477

Warrants issued in lieu of interest on short
term borrowings                                                                     6,647                                     6,647

Shares issued on exercise of warrant under 2002
installment note                                        746,268      7,463         (7,463)                                        -

Private placement net of issuance cost of $175,065    2,796,325     27,963      4,946,972                                 4,974,935

Beneficial pricing on stock and warrants acquired in
   private placement                                                              958,913                                   958,913
Net loss                                                                                                    (4,873,934)  (4,873,934)
                                                    ------------ ---------- -------------- ------------- -------------- ------------
Balance, June 30, 2003                               29,790,111  $ 297,901   $ 52,307,648  $ (1,412,475) $ (53,631,756)  (2,438,682)
                                                    ============ ========== ============== ============= ============== ============


See accompanying notes financial statements

SPATIALIGHT, INC.
STATEMENTS OF CASH FLOW (unaudited)

                                                                                   Six months ended June 30,
                                                                                 -----------------------------
Cash flows from operating activities:                                                2003              2002
                                                                                 -----------       -----------
Net loss                                                                         $(4,873,934)      $(3,906,286)
Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                      128,728           190,366
  Stock-based general and administrative expense                                   1,658,932           268,969
  Stock-based interest expense                                                       278,977           974,307
  Fees reimbursed to officer for stock financing                                     250,000                --
  Inventory adjustment                                                               100,690                --
  Changes in operating assets and liabilities:
     Inventory                                                                      (530,995)               --
     Prepaid and other current assets                                                267,713          (503,490)
     Accounts payable                                                             (1,382,406)          148,235
     Accrued expenses and other current liabilities                                  259,053            83,888
     Other assets                                                                    (85,795)          (34,292)
                                                                                 -----------       -----------

                                 Net cash used in operating activities            (3,929,037)       (2,778,303)
                                                                                 -----------       -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                 (24,711)         (206,532)
                                                                                 -----------       -----------

                                 Net cash used in investing activities               (24,711)         (206,532)
                                                                                 -----------       -----------

Cash flows from financing actitivies:
  Payments on capital lease obligations                                                   --            (2,922)
  Proceeds from issuance of short term notes                                         792,500                --
  Payment on short term notes                                                       (135,000)               --
  Payments on stock subscriptions and notes receivable from shareholders                  --            21,875
  Proceeds from issuance of common stock                                           4,974,935                --
  Accrued interest on notes receivable from shareholders                              52,500                --
  Proceeds from exercise of warrants and options                                       9,375           592,483
                                                                                 -----------       -----------

                             Net cash provided by financing activities             5,694,310           611,436
                                                                                 -----------       -----------

Net increase(decrease) in cash and cash equivalents                                1,740,562        (2,373,399)

Cash and cash equivalents at beginning of period                                     575,663         2,728,134
                                                                                 -----------       -----------
Cash and cash equivalents at end of period                                       $ 2,316,225       $   354,735
                                                                                 ===========       ===========
Supplemental disclosure of cash flow information:

  Income taxes paid during the period                                            $         8       $     1,425
                                                                                 -----------       -----------
  Interest paid during the period                                                $        --       $       294
                                                                                 -----------       -----------
Non cash financing activities:


  Exercise of warrants in exchange for notes receivable                          $        --       $ 1,747,347
                                                                                 -----------       -----------
  Common stock issued upon conversion of interest and notes                      $   354,477       $   691,400
                                                                                 -----------       -----------


See accompanying notes to financial statements.

                                SPATIALIGHT, INC.
               Notes to Condensed Financial Statements (Unaudited)

NOTE 1.  Business Description

SpatiaLight, Inc. (SpatiaLight or the Company) is in the business of manufacturing high-resolution microdisplays for applications such as computer monitors, high definition television, video projectors and other applications. To date, the Company has entered into agreements or memoranda of understanding with eight original equipment manufacturers (OEMs) in China and two such agreements with OEMs in the Republic of South Korea.

On January 29, 2003, the Company announced that it had concluded negotiations with Skyworth Display Ltd. (Skyworth), resulting in a signed agreement for the purchase by Skyworth of 14,100 display units from SpatiaLight during a one-year delivery period. Beginning in August, the Company is scheduled to deliver the first 200 units and a total of 400 additional units during the third quarter 2003. After the delivery of the first 600 units, the Company is scheduled to deliver 1,500 units per month until the order is completed. Pursuant to the terms of the purchase order, the obligations of Skyworth will be backed by letters of credit in the Company's favor to be issued monthly. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions. The Company has delivered the requisite number of SpatiaLight imagEngine(TM) microdisplays to Fuji Photo Optical Co., Ltd. for incorporation into the display units to be delivered to Skyworth in the first of the twelve monthly deliveries.

NOTE 2.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Item 303 of Regulation S-K. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, the interim condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2002. The interim results for the period ended June 30, 2003 are not necessarily indicative of results for the full fiscal year.

Certain prior period amounts have been reclassified in order to conform to current year presentation.

NOTE 3.  Liquidity

As of June 30, 2003 the Company has sustained recurring losses and had a net capital deficiency of approximately $2,400,000, and a net working capital deficiency of approximately $3,000,000. Reflected in these amounts is $5,150,000 raised in a stock financing completed in May 2003 (See Note 6). On August 8, 2003 the Company raised $2,763,500 in a private placement of 1,212,061 shares. Management believes that these funds along with existing cash balances, anticipated collections of stock subscriptions receivable of $1,400,000 and the anticipated exercise of warrants held by existing investors will fund the Company's ongoing operations through 2004. Management anticipates that cash expenditures during 2003 will approximate $400,000 per month, or approximately $5 million for the year, without regard to any revenues in 2003. The Company's continued existence is dependent upon its ability to generate revenue by successfully marketing and selling its products; however, there can be no assurance that the Company's efforts will be successful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of approximately $4,874,000 in the six months ended June 30, 2003. Of this amount, approximately $2,200,000 was non-cash stock-based expenses. Additionally, as of June 30, 2003, the Company's accumulated deficit totaled approximately $53,600,000. The Company has generated limited revenues to date and the commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations is dependent upon future events. These events include successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's auditors included a paragraph in their report on the audited financial statements for the year ended December 31, 2002, indicating that substantial doubt exists as to the Company's ability to continue as a going concern.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.  Per Share Information

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. Excluded from weighted average shares outstanding for the three months and six months ended June 30, 2003 are 1,346,268 shares of common stock issued but held in escrow in connection with private stock purchase agreements and warrant installment notes. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to acquire 5,968,289 and 6,696,268 shares of common stock, and 3,767,980 and 3,425,603 common share equivalents relating to convertible secured notes, for the three and six months ended June 30, 2003 and 2002, respectively, are excluded from the computation of diluted loss per share because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of June 30, 2003 for the options and warrants is $2.37 and $3.05, respectively; the weighted average conversion price for the common share equivalents related to convertible notes is $1.16.

NOTE 5.  Notes Payable

Convertible notes at June 30, 2003 consist of the following:

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

On January 3, 2003 the Company issued 142,360 shares of common stock upon the conversion of prepaid interest of $354,477. Prepaid interest was computed using the closing price of the common stock on December 31, 2002 of $2.49, and is being amortized through December 31, 2003. For the six months ended June 30, 2003, additional stock-based interest expense of approximately $141,600 was recorded due to the beneficial conversion feature of the prepaid interest, representing the excess value of the common shares received upon conversion of the prepaid interest. At June 30, 2003, the carrying value of the Argyle notes totals $1,089,000, which includes the $1,188,000 principal balance net of unamortized discounts of $99,000. See also Note 6.

Alabama Group Notes:

In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to a group of investors (the "Alabama Group"), which includes a trust for the benefit of Steven F. Tripp, a Director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. Marcia
K. Tripp, Steven F. Tripp's mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. At the time of issuance, this portion of the notes was convertible into shares of the Company's common stock at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 shares of common stock. The warrants were exercised on June 28, 2002. The warrants were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years;

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

On June 15, 2001, the due date of both tranches was extended until December 31, 2002. On the extension date, the excess $255,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.65 per share, over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as a debt discount and additional paid-in capital. The resulting $255,000 discount to the debt, along with the remaining unamortized discount for the first tranche, was being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to these discounts differed from the actual contractual interest received or receivable by the holders of the Alabama Group Notes. These discounts, along with the contractual 6% per annum interest rate, resulted in a new effective interest rate upon extension of 25% per annum as of the extension date when compared to the outstanding principal balances. On September 20, 2002, the due date of both tranches was extended until March 31, 2004. On the extension date, the excess $58,000 aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $2.34 per share over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as a debt discount and additional paid-in-capital. Accordingly, the remaining unamortized discount at the extension date of $194,195 including the new discount of $58,000 is being amortized through March 31, 2004, resulting in a new effective interest rate of 10.5% per annum when compared with to the outstanding principal balances. At June 30, 2003, the carrying value of the Alabama notes totals $3,309,000, which includes principal balance plus accrued interest of $531,000, net of unamortized discounts of $97,000.

On May 21, 2003, the Alabama Group released its security interest in the assets of the Company in consideration for a reduction in the conversion price of the first tranche of notes from $3.50 to $2.25. The market price on the day of conversion, which was deemed to be the commitment date for accounting purposes, was lower than the new conversion price; therefore, there was no beneficial conversion effect.

Other Short-term Notes

During the first quarter of 2003, the Company received proceeds of $595,000 from borrowings under short-term notes. Of this amount, $135,000 was retired during the second quarter and an additional $197,500 was issued. At June 30, 2003 the outstanding balance on short-term notes, excluding the Alabama and Argyle notes discussed above, was $658,000. Of this outstanding balance, $315,000 were convertible notes, with conversion prices ranging from $2.67 to $3.16, which approximate the stock price on the dates of issuance. Therefore, there is no beneficial conversion effect associated with these notes. A warrant to purchase 10,000 shares of the Company's common stock was issued in lieu of interest for a short-term note. Interest expense of $6,647 was recorded during the quarter using a Black-Scholes option pricing model. (See Note 6). The note was repaid during the quarter. All outstanding notes at June 30, 2003 accrue interest at 6% per annum and have maturity dates ranging from immediately to 184 days.

Activity in notes payable for the six months ended June 30, 2003 follows:


                                                                                  (Payment) or
                                               Balance at        Addition or       Discount         Conversion to      Balance at
Debt Principal:                            December 31, 2002    New Discount     Amortization          Equity        June 30, 2003
                                         ------------------------------------------------------------------------------------------
Argyle                                         $ 1,188,000       $         -     $             -    $            -     $ 1,188,000
Argyle discount                                   (165,000)                -              66,000                 -         (99,000)
Alabama Group                                    2,875,000                 -                   -                 -       2,875,000
Alabama Group Discount                            (161,829)                -              64,732                 -         (97,097)
Other short term notes (convertible and other)           -           792,500            (135,000)                -         657,500
                                         ------------------  ---------------- ------------------- -----------------  --------------
                 Total                           3,736,171           792,500              (4,268)                -       4,524,403
                                         ------------------  ---------------- ------------------- -----------------  --------------
Interest:
Accrued Argyle 6%                                        -            35,640                   -           (35,640)              -
Accrued Alabama 6%                                 471,061            60,224                   -                 -         531,285
Beneficial interest                                      -           141,598                   -          (141,598)              -
                                         ------------------  ---------------- ------------------- -----------------  --------------
                 Total                             471,061           237,462                   -          (177,238)        531,285

                                         ------------------  ---------------- ------------------- -----------------  --------------
Total                                          $ 4,207,232       $ 1,029,962     $        (4,268)   $     (177,238)    $ 5,055,688
                                         ==================  ================ =================== =================  ==============


Stock-based interest expense discussed above is as follows:




                                                  Six months ended June 30,
                                               ------------------------------
                                                   2003              2002
                                               -------------   --------------
Amortization of Alabama group discount         $   64,732       $     272,386

Amortization of Argyle Capital discount            66,000             396,000
Effect of beneficial conversion priviledges
   on accrued interest                            141,598             265,921

Other                                               6,647              40,000
                                               -------------   --------------
                                               $  278,977       $     934,307
                                               =============   ==============

NOTE 6.  Issuance of Securities

Issuance of Stock during the six months ended June 30, 2003

In May 2003, the Company issued 2,796,325 shares of common stock at $1.84 per share and 699,080 fully vested warrants with a strike price of $2.65 in exchange for net proceeds of $4,974,935. Of this amount 1,357,441 shares and 339,360 warrants were purchased by Robert A. Olins, Acting Chief Executive Officer and a director. Consequently, the Company recognized non-cash expense of $958,913 related to the deemed beneficial pricing Robert A. Olins received; the expense consists of two components. First, an expense of $538,106, representing the fair value of the warrant issued to Robert A. Olins has been recognized in stock-based general and administrative expense in the quarter ended June 30, 2003, using a Black-Scholes option pricing model and the following assumptions: stock price $2.15, historical volatility 105%, risk free rate of 2.27%, dividend rate of 0, and a contractual term of five years. Second, since the market price on the day of closing of $2.15 was higher than the issuance price of $1.84 a charge of $420,807 was recognized in stock-based general and administrative expenses for the 1,357,441 shares purchased by Robert A. Olins.

In order to complete this stock financing, the outside investors required significant participation from Robert A. Olins. To achieve this, Mr. Olins borrowed funds to purchase his share of the stock financing. The board subsequently approved the reimbursement of certain costs to obtain the debt incurred by Mr. Olins as follows: the issuance of 130,435 shares of common stock as a finder's fee to an unrelated third party, and payment of $250,000 in other loan costs. The $326,086 fair value of the 130,435 shares was accrued at June 30, 2003 and is included in stock-based general and administrative expense, as the shares remained unissued as of June 30, 2003. $210,000 of the loan costs (included in other general and administrative expense) remained unpaid at June 30, 2003.

The Company has become aware that the current interpretations of the NASDAQ rules by the NASDAQ staff require shareholder approval of the sale by the Company to Mr. Olins of 1,357,441 shares at the same discount received by the other investors in that transaction. Upon review, the Company has determined to seek shareholder ratification of the sale to Mr. Olins at the Company's next annual meeting of shareholders. In the interim, Mr. Olins has informed the Company that he will not dispose of, nor vote, these shares until such ratification is obtained. In the event that such ratification is not obtained, Mr. Olins and the Company have agreed that the matter will be addressed consistent with the rules and regulations of the NASDAQ.

Additionally, warrants in the aggregate of 77,126 shares were issued to the placement agent handling the financing. There was no earnings impact for these warrants.

Interest Conversion

On January 3, 2003 the Company issued 142,360 shares of common stock upon the conversion of prepaid interest of $354,477. Prepaid interest was computed using the closing price of the common stock on December 31, 2002 of $2.49, and is being amortized through December 31, 2003. (See also Note 5).

In May 2003, the Company issued a fully vested warrant to purchase 10,000 shares of the Company's common stock in lieu of interest on a short-term note. A value of $6,647, was assigned to this warrant using a Black-Scholes option pricing model and the following assumptions: stock price $2.15, historical volatility 79%, risk free rate of 1.01%, dividend yield of 0, and a contractual term of 1 year. The value of this warrant was recorded in non-cash interest expense in the quarter ended June 30, 2003.

Exercise of Stock Options and Warrants for services, during the six months ended June 30, 2003

During the first six months of 2003, 7,500 shares of common stock were issued upon the exercise of employee stock options. Total cash received was $9,375.

Issuance of Stock, Stock Options and Warrants in the six months ended June 30, 2003

On October 14, 2002 the Company issued a fully vested warrant to purchase 250,000 shares of common stock at an exercise price of $3.50 in exchange for consulting services rendered over a six-month period. A value of $91,000 was assigned to the warrants for the portion of the services rendered in 2003 using the Black-Scholes option pricing model and the following assumptions: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of two years, and is reflected in the statement of operations as stock-based general and administrative expense.

In March 2003, the Company issued a fully vested warrant to purchase 200,000 shares of common stock in exchange for services rendered in the first quarter of 2003. A value of $85,400 was assigned to the warrant using the Black-Scholes option pricing model and the following assumptions: stock price $2.43, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of five months. The value of the warrant is included in stock-based general and administrative expense in the first quarter of 2003.

In May 2003, the Company issued a fully vested option to purchase 25,000 shares of the Company's common stock in exchange for services rendered. A value of $49,734, was assigned to this option using a Black-Scholes option pricing model and the following assumptions: stock price $2.14, historical volatility 112%, risk free rate of 3.33%, a dividend yield of 0, and a contractual term of 10 years. The value of this option was recorded in stock-based general and administrative expense in the quarter ended June 30, 2003.

In May 2003, the Company issued a fully vested warrant to purchase 125,000 shares of the Company's common stock in exchange for consulting services. A value of $56,994 was assigned to the warrant using a Black-Scholes option pricing model and the following assumptions: stock price $2.05, historical volatility 79%, risk free rate of 1.01%, dividend yield of 0, and a contractual term of 18 months.

In May 2003, the Company issued 32,000 shares of common stock to an outside consultant. The shares were issued in consideration of services rendered by the consultant in 2003. These shares were valued at $68,800, the market value of the shares on the date of grant.

In March 2003, the Company issued 47,000 shares of common stock in exchange for consulting services provided in 2002 totaling $116,250. The expense associated with these services was recorded in 2002.

Other expenses in 2003 related to the valuation of options granted to directors for additional services totaled $22,005 and are included in stock-based general and administrative.

Issuance of Stock Under Installment Note

In November 2002, a warrant to purchase 746,268 common shares was exercised at $2.00 per share under a warrant installment agreement totaling $1,492,536. Payments of $200,000 were made in 2002. An additional $52,500 was received in 2003. Interest accrues at 6% per annum and is due with the final payment. As of June 30, 2003, approximately $45,000 of accrued interest has been recorded, including interest of approximately $38,000 in 2003. The shares were issued in 2003, but are held in escrow by the Company pending receipt of the remaining balance of $1,266,400. In May 2003, the Company extended the schedule of repayment with the next payment due August 22, 2003.

Payments under notes receivable from shareholder resulting from the exercise of warrants in 2002 totaled $52,500 for the six months ended June 30, 2003.

Stock-based general and administrative expense discussed above is as follows:

                                                         Six months ended June 30,
                                                          2003               2002
                                                     ---------------    ---------------
Stock and options granted to employees and directors       $ 22,005          $ 223,192
Common stock  and warrants expensed for services            283,128             45,777
Stock to be issued in connection with stock purchase        326,086                 --
Beneficial pricing on sale of stock and warrants
   to officer                                               958,913
Other                                                        68,800                 --
                                                     ---------------    ---------------
                                                        $ 1,658,932          $ 268,969
                                                     ===============    ===============

NOTE 7.  Segment Information

The Company's chief operating decision-maker, the Chief Executive Officer (CEO), reviews the Company's financial information as a single "operating segment" to make decisions about the Company's performance and resource allocation.
Therefore the Company has determined that it operates in a single business segment. There were no sales in the six months ended June 30, 2003.

NOTE 8.  Stock-based Compensation

The Company accounts for its stock-based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," the Company discloses the proforma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility.

The table below shows net income per share for the three months and six months ended June 30, 2003 and 2002 as if the Company had elected the fair value method of accounting for stock options.

                                                       Three months ended June 30,      Six months ended June 30,
                                                         2003           2002              2003               2002
                                                    -------------  ----------------     -------------    ---------------

Net loss as reported                                 $(3,329,395)     $(1,803,116)       $(4,873,934)      $(3,906,286)


Deduct: total stock-based employee compensation
determined under fair value method for all awards,
net of any applicable related tax effects               (501,587)        (932,026)          (866,255)       (1,796,765)
                                                     -----------      -----------        -----------       -----------
Proforma net loss, as adjusted                       $(3,830,982)     $(2,735,142)       $(5,740,189)      $(5,703,051)

Loss per share:
Basic and diluted, as reported                       $     (0.15)     $     (0.11)       $     (0.22)      $     (0.24)
Basic and diluted, as adjusted                       $     (0.15)     $     (0.11)       $     (0.22)      $     (0.24)



NOTE 9. Recent Accounting Pronouncements


In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than up front. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this Statement did not have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002.
Adoption of this Statement did not have a material impact on the Company's financial condition or results of operation, as the Company is not currently planning to make a voluntary change to the fair value method of accounting for stock-based employee compensation.

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

NOTE 10. Subsequent Events

On August 8, 2003, the Company entered into an agreement for the private sale of $2,763,500 of common shares and warrants to purchase common shares. As of the date hereof, the transaction has not closed. However, the purchase price for the common shares and warrants is being held in escrow and the Company anticipates that the transaction will be closed shortly. Under the terms of the agreement the Company will sell 1,212,061 shares at a price of $2.28 per share, equal to a 20% discount to the trailing 30-day average closing price of the shares through August 5, 2003. Warrants to purchase an aggregate of 312,500 common shares will be issued at an exercise price of $3.29, a 15% premium to the aforementioned 30-day trailing average closing price. The shares to be issued in this transaction were previously authorized but unissued shares of the Company.

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

The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 2003, and the results of operations for the Company for the three months and six months ended June 30, 2003 and 2002. The following should be read in conjunction with the unaudited financial statements and related notes appearing elsewhere herein.

GENERAL

Our operations are constrained by an insufficient amount of working capital, and we continue to experience negative cash flows and net operating expenses. Our ongoing operations are expected to be funded by the $5.15 million stock financing completed in May 2003, the $2.76 million raised in the August 2003 stock financing, and funds from the exercise of warrants and options. Our auditors have included a paragraph in their report on the audited financial statements as of the year ended December 31, 2002, indicating that substantial doubt exists as to our ability to continue as a going concern.

We anticipate that our cash expenditures during 2003 will approximate $400,000 per month, or approximately $5 million for the year, without regard to any revenues in 2003. We expect to meet our cash needs with our existing cash balances from collections of stock subscriptions receivable of approximately $1,400,000 and from the exercise of warrants held by existing investors. In addition, we expect to fund working capital requirements by drawing on letters of credit issued by customers in connection with signed purchase orders. However, there can be no assurance that any significant number of these other warrants will be exercised. If no warrants are exercised, and the Company does not derive any significant revenues from its operations during 2003, it is likely that we will need to raise additional debt or equity financing during 2004 or beyond. There can be no assurances that such additional debt or equity funding will be available from our current investors or from any other source.

OVERVIEW

We manufacture microdisplays that provide high resolution images suitable for applications such as rear projection computer monitors, high definition television and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our microdisplays are designed for use in end products of original equipment manufacturers, and therefore we work closely with prospective and actual customers to incorporate our microdisplays into their final products. While in the past we have had working arrangements with several independent liquid crystal display fabricators to manufacture certain of our prototype products, we are now manufacturing our microdisplays ourselves in a 500 square foot Class 100 cleanroom and a 1200 square foot Class 1000 cleanroom. We have enhanced quality control and we have more effective protection of our proprietary technology in our products. Internal manufacturing is subject to certain risks described under "Business Risks and Uncertainties." We have patents covering parts of our designs; however, the key designs of the circuitry in the silicon, drive electronics, and liquid crystal assembly techniques are proprietary and not covered by patents.

In May 2001 we entered into an arrangement with Fuji Photo Optical Co., Ltd., for the manufacture of light engines. In September 2002, we accepted delivery of the first pre-production SpatiaLight/Fuji display units. These pre-production display units have incorporated mechanical changes and technical enhancements that we initiated based upon the results of extensive testing of the prototype display units. In August 2003, the first production display units will be shipped to Skyworth Display Ltd (Skyworth).

Since late October 2001, we have entered into agreements or memoranda of understanding with eight original equipment manufacturers (OEMs) in China contemplating the purchase by these prospective customers of our display units and/or SpatiaLight imagEngine(TM) microdisplays for use in certain of their products. All of these agreements require that we supply prototypes of our display units and/or SpatiaLight imagEngine(TM) microdisplays and that they meet technical criteria satisfactory to each of such prospective customers. In 2003 we entered into Agreements of Principal Terms with two OEMs in the Republic of South Korea. One of these agreements is a development agreement and the second contemplates the purchase of our display units for use in certain of the OEM products. This agreement requires that we supply a prototype of our display unit and that it meet technical criteria satisfactory to the prospective customer.

In January 2003, we concluded negotiations with Skyworth, resulting in a signed agreement for the purchase by Skyworth of 14,100 display units from us during a one-year delivery period. The first shipment of 200 units will be shipped in August 2003, and the Company is scheduled to ship a total of 600 units in the third quarter 2003. After completion of the first 600 units, the Company is scheduled to deliver 1,500 units per month until the order is completed. Pursuant to the terms of the purchase order, the obligations of Skyworth will be backed by letters of credit in our favor to be issued monthly. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions. We have delivered the requisite number of our SpatiaLight imagEngine(TM) microdisplays to Fuji Photo Optical Co., Ltd. for incorporation into the display units to be delivered to Skyworth in the first of the twelve monthly deliveries.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had approximately $2,316,000 in cash and cash equivalents, a increase of approximately $1,741,000 from the December 31, 2002 amount of $575,000. Our net working capital deficit at June 30, 2003 was approximately $3,000,000 compared to a net working capital deficit of approximately $800,000 at December 31, 2002. This change is primarily due to the reclassification of the Argyle and Alabama group notes to current liabilities based on their maturity date of March 31, 2004 and recurring losses, offset by the proceeds of the May stock issuance.

Net cash used in operating activities totaled approximately $3,900,000 and $2,800,000 for the six months ended June 30, 2003 and 2002, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the six months ended June 30, 2003 was approximately $5,700,000 as compared to approximately $611,000 for the six months ended June 30, 2002. In the second quarter of 2003, cash was provided primarily from the issuance of 2.7 million shares of common shares and short-term notes (see Note 5 and Note 6 to the accompanying condensed financial statements).

On August 8, 2003, the Company entered into an agreement for the private sale of $2,763,500 of common shares and warrants to purchase common shares. As of the date hereof, the transaction has not closed. However, the purchase price for the common shares and warrants is being held in escrow and the Company anticipates that the transaction will be closed shortly. Under the terms of the agreement the Company will sell 1,212,061 shares at a price of $2.28 per share, equal to a 20% discount to the trailing 30-day average closing price of the shares through August 5, 2003. Warrants to purchase an aggregate of 312,500 common shares will be issued at an exercise price of $3.29, a 15% premium to the aforementioned 30-day trailing average closing price. The shares to be issued in this transaction were previously authorized but unissued shares of the Company.

As of June 30, 2003, we had an accumulated deficit of approximately $53,600,000. We have realized significant losses in the past and we expect that these losses will continue at least through 2003. It is likely that we will have quarterly and annual losses in 2003 and beyond. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the foreseeable future. Consequently, we may continue to operate at a loss for the foreseeable future and there can be no assurance that our business will operate on a profitable basis or will be able to continue as a going concern.


RESULTS OF OPERATIONS

Selling, general and administrative costs. Selling, general and administrative costs were approximately $915,000 and $581,000 in the three months ended June 30, 2003 and 2002, respectively and $1,373,000 and $1,166,000 in the six months ended June 30, 2003 and 2002, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. General and administrative expense increased year over year due to the reimbursement of banking fees of $250,000 incurred by Robert A. Olins, Acting Chief Executive Officer and a director, in conjunction with his participation in the May 2003 stock financing.

Stock-based general and administrative costs. Stock-based general and administrative costs were approximately $1,485,000 and $3,000 in the three months ended June 30, 2003 and 2002, respectively, and approximately $1,659,000 and $269,000 in the six months ended June 30, 2003 and 2002, respectively. The increase in the three months ended June 30, 2003 relates primarily to stock-based costs of, $1,500,000 associated with the May 2003 stock financing. (See Note 6 to the accompanying condensed financial statements).

Research and development costs. Research and development costs were approximately $1,391,000 and $1,376,000 in the six months ended June 30, 2003 and 2002, respectively and $667,000 and $668,000 in each of the three months ended June 30, 2003 and 2002, respectively. We expect to continue incurring significant research and development costs in order to meet the technical criteria from current and prospective customers.

Inventory adjustment. The adjustment to restate inventory at the lower of cost or market value was $100,690 for the six months ended June 30, 2003. Our initial purchases of inventory components were at a cost higher than we expect to incur for future purchases.

Interest expense. Interest expense for the six months ended June 30, 2003 decreased approximately $19,000 from the same period in 2002.

Stock-based interest expense. Stock-based interest expense was approximately $279,000 and $974,000 for the six months ended June 30, 2003 and 2002, respectively, and $143,000 and $487,000 for the three months ended June 30, 2003 and 2002, respectively. Stock-based interest expense relates to the beneficial conversion feature of interest converted and convertible into equity on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, Acting Chief Executive Officer of the Company. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Interest expense related to the beneficial conversion feature decreased approximately $233,000 due to the extension of the amortization period resulting from an extension of the due date of the note until March 31, 2004. In addition, stock-based interest expense relates to amortization of the discounts on notes payable to Argyle Capital Management Corporation and to the Alabama Group, a group of investors, which includes a trust for the benefit of Steven F. Tripp, a director of the Company. In September 2002 the notes were extended 18 months, thereby reducing the monthly amortization of the discount. Also included in stock-based interest is a warrant with a fair value of $6,700 issued in lieu of interest on a short-term note payable, which note was issued and retired during the second quarter.

Interest income. Interest income for the six months ended June 30, 2003 and 2002 was approximately $38,000 and $8,600, respectively. Interest income for the three months ended June 30, 2003 and 2002 was approximately $18,600 and $1,200, respectively. The increase is due to accrued interest on a note received from a shareholder in the six months of 2003.

Critical Accounting Policies

Outlined below are accounting policies that we believe are key to a full understanding of our operations and financial results. All our accounting policies are in compliance with accounting principles generally accepted in the United States of America.

Stock-based   Compensation  -  We  account  for  our  stock-based   compensation
arrangements with employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44. As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123 as amended by SFAS No. 148, we disclose the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

Research and Development - Research and development costs are charged to expense when incurred.

Inventory valuation - We value inventories at the lower of cost (based on the first-in, first-out method) or market value. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected product selling price based on historical recovery rates. If we assess the market value of our inventory to be less than costs we write it down to its replacement cost or its net realizable value. Our estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. At June 30, 2003, inventories (consisting entirely of raw materials components) were written down by $100,690, as prices on initial order quantities were higher than those expected in the future, and would otherwise have resulted in losses on sales of finished goods in 2003.

Income tax assets and liabilities - In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. Due to our lack of profitable operating history, potential limitations on usage of operating losses and general uncertainty, we provided for a 100% valuation allowance against our deferred tax assets for all periods presented. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Changes to our income tax provision or the valuation of the deferred tax assets and liabilities may affect our annual effective income tax rate.

BUSINESS RISKS AND UNCERTAINTIES

We have a history of losses and may incur losses in the future and therefore cannot assure you that we will achieve profitability.

We have incurred losses over the past five years and have experienced cash shortages. For the six months ended June 30, 2003 and 2002, we incurred net losses of approximately $4,874,000 and $3,900,000, respectively. In addition, we had an accumulated deficit of $53,600,000 as of June 30, 2003. We expect additional losses as we continue spending for production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

If we are unable to obtain further financing or generate required working capital our ability to operate could suffer or cease. Our auditors have issued a report on our financial statements which contains an explanatory paragraph regarding our ability to continue as a going concern.

Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including investments in further research and development, equipment, facilities and production activities. Although our financial condition and liquidity have been assisted through the previous exercises of warrants and private purchases of our Common Shares including the approximately $8.0 million raised by us in the two recently completed stock financings, we may still require additional financing to satisfy our increasing working capital requirements. Reliance for financing upon exercise of warrants and private stock purchase agreements entails the additional risks of non-exercise of such warrants because of the prevailing market prices of our underlying Common Shares or default by stock purchasers under these agreements. In the event that we are unable to obtain further financing on satisfactory terms or at all, generate sales sufficient to offset our costs, or if the costs of development and operations are greater than we anticipated, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results. Our independent auditors have included an explanatory paragraph in their report in our Form 10-KSB on our financial statements for our last fiscal year regarding our ability to continue as a going concern.

We are subject to lengthy development periods and product acceptance cycles which may significantly harm our business.

Our business model requires us to develop microdisplays that perform better than existing technologies, contract with one or more third-party manufacturers to manufacture our display units in bulk, and sell the resulting display units to original equipment manufacturers that will then incorporate them into their products. Original equipment manufacturers make the determination during their product development programs whether or not to incorporate our SpatiaLight imagEngine(TM) microdisplays and/or display units in their products. This requires us to invest significant amounts of time and capital in designing our SpatiaLight imagEngine(TM) microdisplays and/or display units before we can be assured that we will generate any significant sales to our customers or even recover our investment. If we fail to recover our investment from the
SpatiaLight imagEngine(TM) microdisplays and/or display units, it could seriously harm our financial condition. In addition, the length of time that our products may be successfully received by our customers could be limited by the acceptance of new technologies developed by our competitors.

We  incur  substantial   research  and  development  costs  in  connection  with
technologies that may not be successful.

We currently have eleven full-time engineering and six full-time manufacturing personnel based in California working on microdisplays. This staffing creates significant research and development costs that may not be recouped. Even if our current microdisplays become accepted or successful, due to the rapid technological change in our industry, we must continue to use, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays. As a result, we expect to continue incurring significant research and development costs.

In recent months we have commenced manufacturing and shipping our microdisplays in commercial quantities, but unanticipated difficulties in continuing the process of mass-producing our microdisplays may make it difficult to meet customer demands from time to time and our operating results could be significantly harmed by such difficulties.

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

We continue to have working arrangements with the manufacturer of the light engines and lamps required in the assembly of our display units. We have entered into an agreement for the supply of prisms and filters which are also required for the assembly of such units. Except for that agreement, we do not have written agreements which are binding upon the manufacturers of the other components and no such manufacturer is bound to furnish us with any specific quantities of their products at previously specified prices. At this date, we are not aware that any of our component manufacturers have known shortages of critical material.

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

Various target markets for our microdisplays, including projectors, monitors, high-definition televisions, and portable microdisplays, are uncertain and may be slow to develop. In addition, companies in those markets could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. The acceptance of our display units and/or SpatiaLight imagEngine(TM) microdisplays will be dependent upon the pricing, quality, reliability and useful life of these units compared to competing technologies, as to which there can be no assurance. In order for us to succeed, not only must we offer end-product manufacturers better and less expensive microdisplays than our competitors, but the manufacturers themselves must also develop commercially successful products using our microdisplays. SpatiaLight's marketing efforts are focused on developing strategic customer and governmental relationships in China and the Republic of South Korea. Our failure to sell our microdisplays to such manufacturers or the failure of the ultimate target markets to develop as we expect will negatively affect our anticipated growth.

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

To date, we have only received one purchase order from one customer and we cannot assure you that we will obtain additional purchase orders from that customer or our other prospective customers, or, if we do, that such orders will generate significant revenues.

Since late October 2001, we have entered into agreements or memoranda of understanding with eight original equipment manufacturers (OEMs) in China contemplating the purchase by these prospective customers of our display units and/or SpatiaLight imagEngine(TM) microdisplays for use in certain of their products. All of these agreements require that we supply prototypes of our display units and/or SpatiaLight imagEngine(TM) microdisplays and that they meet technical criteria satisfactory to each of such prospective customers. In 2003 we entered into Agreements of Principal Terms with two OEMs in the Republic of South Korea. One of these agreements is a development agreement and the second contemplates the purchase of our display units for use in certain of the OEM products. This agreement requires that we supply a prototype of our display unit and that it meet technical criteria satisfactory to the prospective customer.The Company has been advised by the other prospective Chinese customers that they are satisfied with the results of the testing of the prototypes under their agreements with the Company and we are currently negotiating terms of purchase orders for our display units and/or SpatiaLight imagEngine(TM) microdisplays with each of them. There remain open issues that have to be finally negotiated, including prices and quantities of our products. We cannot offer assurances that we will receive, in the future, binding purchase orders from any of these companies for their purchase of commercial quantities of our microdisplay products.

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

Increasing the number of our common shares that may be sold into the market could cause the market price of our common shares to decrease significantly, even if our business operations are performing well.

We recently registered for resale 3,745,408 shares issued or issuable upon exercise of the warrants in conjunction with the May 2003 stock financing and shares issuable upon exercise of warrants that were issued in consideration of consulting services rendered. All of these shares are freely salable. The 3,745,408 shares (including 949,080 shares issuable upon exercise of warrants) represent approximately 12.57% of the total number of our Common Shares that are issued and outstanding as of June 30, 2003. Sales of these shares in the public market, or the perception that future sales of these shares could occur, might adversely affect the prevailing market price of our Common Shares in the near future.

Our Common Shares may not be liquid.

Our Common Shares are currently traded on The Nasdaq SmallCap Market. Our shareholders may find that it is more difficult to sell our Common Shares than shares that are listed on The Nasdaq National Market, American Stock Exchange or New York Stock Exchange. The trading volume of our Common Shares may be adversely affected due to the limited marketability of our Common Shares. Any substantial sales of our Common Shares may result in a material reduction in price because relatively few buyers may be available to purchase our Common Shares.

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

We believe that our success depends in part on protecting our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality and assignment of inventions agreements from our employees, consultants and advisors and other contractual provisions, to establish and protect our intellectual property rights. Policing unauthorized use of our products and technology is difficult, however. Despite our efforts to protect our proprietary rights, we face the following risks:

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

          o intellectual property laws may not protect our intellectual property; and

          o effective protection of intellectual property rights may be limited or unavailable in some foreign countries, such as China, in which we may operate. Specifically, although we consider the following unlikely because of the complex technological structure of our products, one or more of our prospective Chinese
               customers,   or  their  respective  employees  or  other  persons
               including our competitors, that have or gain access to our products for testing purposes, may seek to misappropriate or improperly convert to their own use our intellectual property and a lack of adequate remedies and impartiality under the Chinese legal system may adversely impact our ability to protect our intellectual property.

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

A substantial number of our manufacturers, customers and suppliers are located outside of the United States, principally in the Far East. Our international operations are subject to political and economic conditions abroad, and protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, any of which could adversely affect our ability to manufacture or sell displays in foreign markets and to purchase materials or equipment from foreign suppliers. All of our agreements with customers are governed by foreign law and therefore, are subject to uncertainty with regard to their enforceability.

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

The SARS outbreak has been significantly focused on Asia, and specifically in China where our current customer and many of our prospective customers are located. The SARS outbreak may have already begun to impact on our ability to sell our products. The demand in China for high definition televisions, rear projection monitors and other end products that would incorporate our microdisplay products is seasonal, with one typically high demand season arising in early May. However, because of the outbreak of SARS and related market uncertainties, demand for our customer's and prospective customers' products was unusually low in May 2003. Should the SARS illness spread to new regions in Asia or elsewhere or intensify in severity in areas already affected, causing demand for our existing customer's and prospective customers' products to remain low, our operating results could be adversely impacted.

We do not pay cash dividends.

We have never paid any cash dividends on our Common Shares and do not anticipate that we will pay cash dividends in the near future. Instead, we intend to apply any future earnings to the expansion and development of our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

We place all of our excess cash and cash equivalents in a checking account or money market account with a nationally reputable bank. As of June 30, 2003, our cash and cash equivalents totaled $2,316,000.

Item 4.  Controls and Procedures.

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the quarterly fiscal period related to this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our principal executive officer.

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

Internal Controls. In accordance with SEC requirements, the Chief Executive Officer notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls. During 2002 and through June 30, 2003, we were advised by our independent public accountants of a "reportable condition" in our system of internal controls, arising from the absence of a qualified on-site Chief Financial Officer or similar accounting officer. To address this condition, the Company engaged Timothy Descamps as Chief Financial Officer in July 2003.

Conclusions. Based upon the Controls Evaluation, our Chief Executive Officer has concluded that, subject to the limitations mentioned in Limitations on Effectiveness of Controls above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to the Chief Executive Officer, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II.  OTHER INFORMATION

ITEM 2    Changes in Securities and Use of Proceeds

Issuance of Stock during the six months ended June 30, 2003

In May 2003, the Company issued 2,796,325 shares of common stock at $1.84 per share and 699,080 fully vested warrants with a strike price of $2.65 in exchange for net proceeds of $4,974,935. Of this amount 1,357,441 shares and 339,360 warrants were purchased by Robert A. Olins, Acting Chief Executive Officer and a director. Consequently, the Company recognized non-cash expense of $958,913 related to the deemed beneficial pricing Robert A. Olins received; the expense consists of two components. First, an expense of $538,106, representing the fair value of the warrant issued to Robert A. Olins has been recognized in stock-based general and administrative expense in the quarter ended June 30, 2003, using a Black-Scholes option pricing model and the following assumptions: stock price $2.15, historical volatility 105%, risk free rate of 2.27%, dividend rate of 0, and a contractual term of five years. Second, since the market price on the day of closing of $2.15 was higher than the issuance price of $1.84 a charge of $420,807 was recognized in stock-based general and administrative expenses for the 1,357,441 shares purchased by Robert A. Olins.

In order to complete this stock financing, the outside investors required significant participation from Robert A. Olins. To achieve this, Mr. Olins borrowed funds to purchase his share of the stock financing. The board subsequently approved the reimbursement of certain costs to obtain the debt incurred by Mr. Olins as follows: the issuance of 130,435 shares of common stock as a finder's fee for an unrelated third party, and payment of $250,000 in other loan costs. The $326,086 fair value of the shares 130,435 was accrued at June 30, 2003 and is included in stock-based general and administrative expense, as the shares were not issued until the third quarter. $210,000 of the loan costs (included in other general and administrative expense) remained unpaid at June 30, 2003.

The Company has become aware that the current interpretations of the NASDAQ rules by the NASDAQ staff require shareholder approval of the sale by the Company to Mr. Olins of 1,357,441 shares at the same discount received by the other investors in that transaction. Upon review, the Company has determined to seek shareholder ratification of the sale to Mr. Olins at the Company's next annual meeting of shareholders. In the interim, Mr. Olins has informed the Company that he will not dispose of, nor vote, these shares until such ratification is obtained. In the event that such ratification is not obtained, Mr. Olins and the Company have agreed that the matter will be addressed consistent with the rules and regulations of the NASDAQ.

Additionally, warrants in the aggregate of 77,126 shares were issued to the placement agent handling the financing. There was no earnings impact for these warrants.

Interest Conversion

On January 3, 2003 the Company issued 142,360 shares of common stock upon the conversion of prepaid interest of $354,477. Prepaid interest was computed using the closing price of the common stock on December 31, 2002 of $2.49, and is being amortized through December 31, 2003. (See also Note 5).

In May 2003, the Company issued a fully vested warrant to purchase 10,000 shares of the Company's common stock in lieu of interest on a short-term note. A value of $6,647, was assigned to this warrant using a Black-Scholes option pricing model and the following assumptions: stock price $2.15, historical volatility 79%, risk free rate of 1.01%, dividend yield of 0, and a contractual term of 1 year. The value of this warrant was recorded in non-cash interest expense in the quarter ended June 30, 2003.

Exercise of Stock  Options and  Warrants,  during the six months  ended June 30,
2003

During the first six months of 2003, 7,500 shares of common stock were issued upon the exercise of employee stock options. Total cash received was $9,375.

Issuance of Stock, Stock Options and Warrants for services in the six months ended June 30, 2003

On October 14, 2002 the Company issued a fully vested warrant to purchase 250,000 shares of common stock at an exercise price of $3.50 in exchange for consulting services rendered over a six-month period. A value of $91,000 was assigned to the warrants for the portion of the services rendered in 2003 using the Black-Scholes option pricing model and the following assumptions: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of two years, and is reflected in the statement of operations as stock-based general and administrative expense.

In March 2003, the Company issued a fully vested warrant to purchase 200,000 shares of common stock in exchange for services rendered in the first quarter of 2003. A value of $85,400 was assigned to the warrant using the Black-Scholes option pricing model and the following assumptions: stock price $2.43, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of five months. The value of the warrant is included in stock-based general and administrative expense in the first quarter of 2003.

In May 2003, the Company issued a fully vested option to purchase 25,000 shares of the Company's common stock in exchange for services rendered. A value of $49,734, was assigned to this option using a Black-Scholes option pricing model and the following assumptions: stock price $2.14, historical volatility 112%, risk free rate of 3.33%, a dividend yield of 0, and a contractual term of 10 years. The value of this option was recorded in stock-based general and administrative expense in the quarter ended June 30, 2003.

In May 2003, the Company issued a fully vested warrant to purchase 125,000 shares of the Company's common stock in exchange for consulting services. A value of $56,994 was assigned to the warrant using a Black-Scholes option pricing model and the following assumptions: stock price $2.05, historical volatility 79%, risk free rate of 1.01%, dividend yield of 0, and a contractual term of 18 months.

In May 2003, the Company issued 32,000 shares of common stock to an outside consultant. The shares were issued in consideration of services rendered by the consultant in 2003. These shares were valued at $68,800, the market value of the shares on the date of grant.

In March 2003, the Company issued 47,000 shares of common stock in exchange for consulting services provided in 2002 totaling $116,250. The expense associated with these services was recorded in 2002.

Other expenses in 2003 related to the valuation of options granted to directors for additional services totaled $22,005 and are included in stock-based general and administrative.

Issuance of Stock Under Installment Note

In November 2002, a warrant to purchase 746,268 common shares was exercised at $2.00 per share under a warrant installment agreement totaling $1,492,536. Payments of $200,000 were made in 2002. An additional $52,500 was received in 2003. Interest accrues at 6% per annum and is due with the final payment. As of June 30, 2003, approximately $45,000 of accrued interest has been recorded, including interest of approximately $38,000 in 2003. The shares were issued in 2003, but are held in escrow by the Company pending receipt of the remaining balance of $1,266,400. In May 2003, the Company extended the schedule of repayment with the next payment due August 22, 2003.

Payments under notes receivable from shareholder resulting from the exercise of warrants in 2002 totaled $52,500 for the six months ended June 30, 2003.

The securities issued by the Company and described in this Item 2 were issued on a basis exempt from registration under the Securities Act of 1933, as amended, in reliance upon the private placement exemption available under Section 4(2) thereof.

ITEM 4   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held June 20, 20031, the shareholders approved the following:

1. The election of Lawrence J. Matteson as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

       For:  22,488,038        Against:  40,197           Abstain:  0

2. The election of Robert A. Olins as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

       For:  22,488,038        Against:  40,197           Abstain:  0

3. The election of Steven F. Tripp as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

       For:  22,488,038        Against:  40,197           Abstain:  0

4. The election of Claude Piaget as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

       For:  22,488,038        Against:  40,197           Abstain:  0

5. The amendment to the Corporation's Certificate of Incorpation to increase the number of authorized Common Shares from 40,000,000 to 50,000,000.

       For:  22,215,443        Against:  274,212          Abstain:  38,580

6. The ratification of the appointment of BDO Seidman, LLP as the Corporation's independent public accountants for the fiscal year ending December 31, 2003.

       For:  22,482,334        Against:  12,748           Abstain:  33,153

ITEM 6   Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1     Securities  Purchase  Agreement  (incorporated by reference to
                  Exhibit 4.3 to SpatiaLight's Registration Statement on Form S-3, Registration No. 333-106608, filed on June 27, 2003).

         10.2     Registration  Rights  Agreement  (incorporated by reference to
                  Exhibit 4.4 to SpatiaLight's Registration Statement on Form S-3, Registration No. 333-106608, filed on June 27, 2003).

         10.3 Employment Agreement between SpatiaLight, Inc. and Theodore Banzhaf dated July 7, 2003.

         10.4     Time  Accelerated   Restricted  Stock  Award  Plan  ("TARSAP")
                  between SpatiaLight, Inc. and Theodore Banzhaf, dated July 7, 2003.

         31.1     Rule 13a-14(a)/15d-14(a) Certification of Robert A. Olins.

         31.2     Rule 13a-14(a)/15d-14(a) Certification of Timothy Descamps.

         32.1     Certifications  of  Robert  A.  Olins  Pursuant  to 18  U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification  of  Timothy  Descamps  Pursuant  to  18  U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Report on Form 8-K:

        None.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Date: August 14, 2003
                                              ---------------------------------

                                        SpatiaLight, Inc.



                                        By: /s/ ROBERT A. OLINS
                                            ------------------------------------
                                            Robert A. Olins
                                            Acting Chief Executive Officer