Form 10-Q
period 2003-09-30
SPATIALIGHT INC
filed 2003-11-12
CIK 881468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q

 (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the quarterly period ended September 30, 2003

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from                    to
                                         ------------------    -----------------

                        Commission File Number 000-19828

                                SPATIALIGHT, INC.
             (Exact name of registrant as specified in its charter)


               New York                                 16-1363082
               --------                                 ----------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,977,000 shares of common stock as of November 11, 2003.

                                SPATIALIGHT, INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2003

                                Table of Contents

PART I            FINANCIAL INFORMATION

         Item 1.           Condensed Financial Statements (unaudited)

                           Condensed Balance Sheets dated
                           September 30, 2003 and December 31, 2002..................................3

                           Condensed Statements of Operations
                           for the Three and Nine Months
                           Ended September 30, 2003 and 2002.........................................4

                           Condensed Statements of Stockholders' Deficit
                           for the Nine Months Ended September 30, 2003..............................5

                           Condensed Statements of Cash Flows
                           for the Nine Months Ended September 30, 2003 and 2002.....................6

                           Notes to Condensed Financial Statements...................................7

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations..........................16

         Item 3.           Quantitative and Qualitative Disclosures About Market Risks...............28

         Item 4.           Controls and Procedures...................................................29

PART II  OTHER INFORMATION

         Item 2.           Changes in Securities and Use of Proceeds.................................30


         Item 6.           Exhibits and Reports on Form 8-K..........................................34

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements (unaudited)



SPATIALIGHT, INC.
BALANCE SHEET

                                                                 September 30        December 31,
                                                                     2003                2002
                                                                 (unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                         $ 2,419,661            $ 575,663
  Accounts Receivable                                                    84,452                    -
  Inventory                                                             987,203              275,959
  Prepaids and other current assets                                     406,971              565,515
                                                               -----------------  -------------------
          Total current assets                                        3,898,287            1,417,137

Property and equipment, net                                             644,900              506,968
Other assets                                                            167,387              134,349
                                                               -----------------  -------------------

               Total assets                                         $ 4,710,574          $ 2,058,454
                                                               =================  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                    $ 640,507          $ 2,018,230
  Other short-term notes                                                512,500                    -
  Current portion of convertible notes                                4,388,956                    -
  Accrued expenses and other current liabilities                        385,457              206,796
                                                               -----------------  -------------------
        Total current liabilities                                     5,927,420            2,225,026

Noncurrent liabilities
  Convertible notes, net of current portion                                   -            4,207,232
                                                               -----------------  -------------------

               Total liabilities                                      5,927,420            6,432,258
                                                               -----------------  -------------------

Commitments

Stockholders' deficit:
  Common stock, $.01 par value:
     50,000,000 shares authorized;
    31,157,357 and 26,018,658 shares issued and outstanding             311,573              260,187
Additional paid-in capital                                           55,259,604           45,550,830
Notes and stock subscriptions receivable                             (1,330,825)          (1,426,999)
Accumulated deficit                                                 (55,457,198)         (48,757,822)
                                                               -----------------  -------------------
        Total stockholders' deficit                                  (1,216,846)          (4,373,804)
                                                               -----------------  -------------------

Total liabilities and stockholders' deficit                         $ 4,710,574          $ 2,058,454
                                                               =================  ===================


See accompanying notes to financial statements.

SPATIALIGHT, INC.
STATEMENTS OF OPERATIONS (unaudited)

                                                        Three months ended September 30,  Nine months ended September 30,
                                                            2003              2002             2003              2002
                                                         ------------      ------------     ------------      ------------

Revenues                                                 $     82,152      $          -     $     82,152      $          -

Cost of revenues                                              (73,875)                -          (73,875)                -
Inventory writedown                                                 -                 -         (100,690)                -
                                                         ------------      ------------     ------------      ------------
          Gross profit (loss)                                   8,277                 -          (92,413)                -
                                                         ------------      ------------     ------------      ------------

Selling, general and administrative expenses:
   Selling, general and administrative expenses          $    972,882      $    629,145     $  2,346,211      $  1,795,495
   Stock-based general and administrative expenses             71,705           141,737        1,730,637           410,706
                                                         ------------      ------------     ------------      ------------
          Total selling, general and administrative
            expenses                                        1,044,587           770,882        4,076,848         2,206,201


   Research and development expenses                          597,148           858,635        1,988,449         2,234,601
                                                         ------------      ------------     ------------      ------------

          Total operating expenses                          1,641,735         1,629,517        6,065,297         4,440,802
                                                         ------------      ------------     ------------      ------------

          Operating loss                                   (1,633,458)       (1,629,517)      (6,157,710)       (4,440,802)
                                                         ------------      ------------     ------------      ------------

Other income (expenses):

  Interest expense:
          Interest expense                                    (71,418)          (66,294)        (180,607)         (194,161)
          Stock-based interest expense                       (138,416)         (536,478)        (417,393)       (1,510,785)
                                                         ------------      ------------     ------------      ------------
            Total interest expense                           (209,834)         (602,772)        (598,000)       (1,704,946)

   Interest and other income                                   18,350                91           56,326             8,689
                                                         ------------      ------------     ------------      ------------

          Total other expenses                               (191,484)         (602,681)        (541,674)       (1,696,257)
                                                         ------------      ------------     ------------      ------------

   Loss before income tax expense                          (1,824,942)       (2,232,198)      (6,699,384)       (6,137,059)

Income tax expense (benefit)                                        -                 -               (8)            1,425
                                                         ------------      ------------     ------------      ------------

Net loss                                                 $ (1,824,942)     $ (2,232,198)    $ (6,699,376)     $ (6,138,484)
                                                         ============      ============     ============      ============

Net loss per share - basic and diluted                   $      (0.06)     $      (0.09)    $      (0.25)     $      (0.25)
                                                         ============      ============     ============      ============

Weighted average shares used in computing
 net loss per share- basic and diluted                     29,194,477        24,263,706       27,260,754        24,175,222
                                                         ============      ============     ============      ============

See accompanying notes to  financial statements

SPATIALIGHT, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                                       ADDITIONAL
                                                                  COMMON STOCK          PAID-IN            NOTES
                                                            SHARES        AMOUNT        CAPITAL          RECEIVABLE
                                                         ------------- ------------- ---------------- -----------------

Balance, January 1, 2003                                   26,018,658     $ 260,187     $ 45,550,830     $ (1,426,999)

August private placement net of issuance cost of $224,648   1,212,061        12,120        2,526,731                -

May private placement net of issuance cost of $175,065      2,796,325        27,963        4,946,972                -

Beneficial pricing on stock and warrants sold in
private placements                                                  -             -          958,913                -

Issuance of shares to third party for finder's fee in
  conjunction with May private placement                      130,435         1,304          375,653                -

Conversion of accrued interest                                142,360         1,423          353,054                -

Warrants issued in lieu of interest on short term borrowings        -             -            6,647                -

Exercise of stock options and warrants                         32,250           323           38,040                -

Issuance of stock, stock options, and warrants for services    79,000           790          467,388                -

Issuance of stock and options to employees and directors            -             -           42,839                -

Shares issued on exercise of warrant under 2002 installment
  note                                                        746,268         7,463           (7,463)               -

Payments on notes receivable from stockholders                      -             -                -          152,500

Accrued interest on notes receivable from stockholders              -             -                -          (56,326)

Net loss                                                                                           -                -
                                                         ------------- ------------- ---------------- ----------------
Balance, September 30, 2003                                31,157,357     $ 311,573     $ 55,259,604     $ (1,330,825)
                                                         ============= ============= ================ ================

                                                                                           TOTAL
                                                              ACCUMULATED              STOCKHOLDERS'
                                                                (DEFICIT)                 DEFICIT
                                                             ----------------  ------------------------

Balance, January 1, 2003                                      $ (48,757,822)         $ (4,373,804)

August private placement net of issuance cost of $224,648                 -             2,538,851

May private placement net of issuance cost of $175,065                    -             4,974,935

Beneficial pricing on stock and warrants sold in
private placements                                                        -               958,913

Issuance of shares to third party for finder's fee in
  conjunction with May private placement                                  -               376,957

Conversion of accrued interest                                            -               354,477

Warrants issued in lieu of interest on short term borrowings              -                 6,647

Exercise of stock options and warrants                                    -                38,363

Issuance of stock, stock options, and warrants for services               -               468,178

Issuance of stock and options to employees and directors                  -                42,839

Shares issued on exercise of warrant under 2002 installment
  note                                                                    -                     -

Payments on notes receivable from stockholders                            -               152,500

Accrued interest on notes receivable from stockholders                    -               (56,326)

Net loss                                                         (6,699,376)           (6,699,376)
                                                             ---------------  --------------------
Balance, September 30, 2003                                   $ (55,457,198)         $ (1,216,846)
                                                             ===============  ====================

See accompanying notes financial statements

SPATIALIGHT, INC.
STATEMENTS OF CASH FLOW (unaudited)

                                                                       Nine months ended September 30,
                                                                       --------------------------------

Cash flows from operating activities:                                       2003             2002
                                                                       ---------------  ---------------

Net loss                                                                  $(6,699,376)     $(6,138,484)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                               271,467          295,230
  Stock-based general and administrative expense                            1,730,637          410,706
  Stock-based interest expense                                                417,393        1,510,785
  Inventory writedown                                                         100,690                -
  Accrued interest on notes receivable from shareholders                      (56,326)               -
  Changes in operating assets and liabilities:
     Accounts receivable                                                      (84,452)               -
     Inventory                                                               (811,934)         (94,809)
     Prepaid and other current assets                                         300,625         (480,519)
     Other assets                                                             (33,038)         (80,805)
     Accounts payable                                                      (1,377,723)         593,064
     Accrued expenses and other current liabilities                           378,285           93,551

                                 Net cash used in operating activities     (5,863,752)      (3,891,281)
                                                                       ---------------  ---------------

Cash flows from investing activities:
  Purchase of property and equipment                                         (409,399)        (451,730)
                                                                       ---------------  ---------------

                                 Net cash used in investing activities       (409,399)        (451,730)
                                                                       ---------------  ---------------

Cash flows from financing actitivies:
  Payments on capital lease obligations                                             -           (4,483)
  Proceeds from issuance of short term notes                                  917,500                -
  Payment on short term notes and convertible notes                          (505,000)               -
  Payments on stock subscriptions and notes receivable from shareholders      152,500          831,533
  Proceeds from issuance of common stock                                    7,513,786                -
  Proceeds from exercise of warrants and options                               38,363          892,483
                                                                       ---------------  ---------------

                             Net cash provided by financing activities      8,117,149        1,719,533
                                                                       ---------------  ---------------

Net increase(decrease) in cash and cash equivalents                         1,843,998       (2,623,478)

Cash and cash equivalents at beginning of period                              575,663        2,728,134
                                                                       ---------------  ---------------
Cash and cash equivalents at end of period                                $ 2,419,661        $ 104,656
                                                                       ===============  ===============
Supplemental disclosure of cash flow information:

  Income taxes paid during the period                                             $ 8          $ 1,425
                                                                       ---------------  ---------------
  Interest paid during the period                                            $ 26,474            $ 348
                                                                       ---------------  ---------------
Non cash financing activities:


  Exercise of warrants in exchange for notes receivable                           $ -      $ 1,747,347
                                                                       ---------------  ---------------
  Common stock issued upon conversion of interest and notes                 $ 354,477        $ 691,400
                                                                       ---------------  ---------------

See accompanying notes to financial statements.

                                SPATIALIGHT, INC.
               Notes to Condensed Financial Statements (Unaudited)

NOTE 1.  BUSINESS DESCRIPTION

SpatiaLight, Inc. (SpatiaLight or the Company) is in the business of manufacturing high-resolution microdisplays for applications such as high definition television, computer monitors, video projectors and other applications. To date, the Company has entered into agreements or memoranda of understanding (MOUs) with eight original equipment manufacturers (OEMs) in China and two such agreements with OEMs in the Republic of South Korea. Each MOU contemplates definitive purchase order agreements in the event that certain testing conditions are satisfied.

In late January 2003, the Company announced that it had signed an agreement with Skyworth, one of the Chinese OEMs with which the Company had an agreement to test prototypes of its microdisplay products, for the purchase by Skyworth of 14,100 display units during a one year delivery period. The purchase order originally provided for 200 units to be delivered in February and an additional 200 units in each of March and April 2003. Skyworth and SpatiaLight subsequently agreed to delay the first delivery of units. To date, the Company has completed partial shipment of the 200 units originally scheduled for delivery in the first month. Following the initial delivery provisions of 200 units per month for the first three months, the Company is scheduled to deliver 1,500 units per month until the order is completed. Pursuant to the terms of the purchase order, the current obligations of Skyworth are backed by letters of credit in SpatiaLight's favor. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions.

In September 2003, the Company announced an agreement with China Electronics Corporation (CEC), another of the Chinese OEMs with which the Company had an agreement to test prototypes of its microdisplay products, for the purchase by CEC of 2,000 display units from SpatiaLight. The agreement provides for an initial delivery of ten display units, which was completed in September, with a second delivery of 100 units to follow. Additional shipments will be made periodically according to a schedule to be determined by CEC and the Company. The purchase order is cancelable by CEC after delivery of 110 units and is subject to other customary terms and conditions.

In October 2003, the Company announced that it had signed an agreement with Nanjing Panda Electronics Co., Ltd. (Panda), for the purchase of 2,610 display units by Panda. The agreement provides for an initial television box integration phase followed by delivery of ten display units to Panda with a second delivery of 100 units to follow. Subsequent shipments under the purchase order will be made periodically according to a schedule to be determined by the parties. The purchase order is cancelable by Panda after delivery of ten display units and is subject to other customary terms and conditions.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Item 303 of Regulation S-K. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of SpatiaLight, the interim condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2002. The interim results for the period ended September 30, 2003 are not necessarily indicative of results for the full fiscal year.

Revenue is recognized when there is persuasive evidence of an arrangement, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The product is considered delivered to the customer once title and risk of loss have transferred. The Company defers revenue if there is uncertainty about payment. The Company reduces revenue for customer returns and allowances, which may occur under arrangements the Company has with its customers.

Certain prior period amounts have been reclassified in order to conform to current year presentation.

NOTE 3.  LIQUIDITY

As of September 30, 2003 the Company has sustained recurring losses and had a net capital deficiency of approximately $1,200,000, and a net working capital deficiency of approximately $2,000,000. Reflected in these amounts are gross proceeds of $5,150,000, and $2,763,500 raised in stock financings completed in May 2003 and August 2003, respectively (See Note 6). Management believes that these funds along with existing cash balances, anticipated collections of stock subscriptions receivable of $1,300,000 and the anticipated exercise of warrants held by existing investors will fund the Company's ongoing operations through 2004. Management anticipates that cash expenditures during 2003 will approximate $400,000 per month, or approximately $5 million for the year, without regard to any revenues in 2003. The Company's continued existence is dependent upon its ability to generate revenue by successfully marketing and selling its products; however, there can be no assurance that the Company's efforts will be successful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses in each of the last five fiscal years and incurred a net loss of approximately $6,699,000 in the nine months ended September 30, 2003. Of this amount, approximately $2,148,030 was non-cash stock-based expenses. Additionally, as of September 30, 2003, the Company's accumulated deficit totaled approximately $55,500,000. The Company has generated limited revenues to date and the commercialization and marketing of the Company's products will require substantial expenditures in the foreseeable future. The successful completion of the Company's development program and ultimately, the attainment of profitable operations is dependent upon future events. These events include successful launching of the commercial production and distribution of its products and achieving a level of sales adequate to support the Company's cost structure. These matters, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's auditors included a paragraph in their report on the audited financial statements for the year ended December 31, 2002, indicating that substantial doubt exists as to the Company's ability to continue as a going concern.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.  PER SHARE INFORMATION

Basic loss per common share available to common shareholders excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average number of Common Shares for the period. Excluded from weighted average shares outstanding for the three months and nine months ended September 30, 2003 are 1,346,268 Common Shares issued but held in escrow in connection with private stock purchase agreements and warrant installment notes. Diluted loss per Common Share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted. Options and warrants to acquire 6,046,216 and 6,953,768 Common Shares, and 3,702,966 and 3,428,603 Common Share equivalents relating to convertible secured notes, for the three and nine months ended September 30, 2003 and 2002, respectively, are excluded from the computation of diluted loss per share because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of September 30, 2003 for the options and warrants is $2.40 and $2.96, respectively; the weighted average conversion price for the Common Share equivalents related to convertible notes is $1.14.

NOTE 5.  NOTES PAYABLE

Convertible notes at September 30, 2003 consist of the following:

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

On January 3, 2003 the Company issued 142,360 Common Shares upon the conversion of prepaid interest of $354,477. Prepaid interest was computed using the closing price of the Common Shares on December 31, 2002 of $2.49, and is being amortized through December 31, 2003. For the nine months ended September 30, 2003, additional stock-based interest expense of approximately $212,400 was recorded due to the beneficial conversion feature of the prepaid interest, representing the excess value of the Common Shares received upon conversion of the prepaid interest. At September 30, 2003, the carrying value of the Argyle notes totals $1,122,000, which includes the $1,188,000 principal balance net of unamortized discounts of $66,000. See also Note 6.

Alabama Group Notes:

In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to a group of investors (the Alabama Group), which includes a trust for the benefit of Steven F. Tripp, a director of the Company. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. Marcia K. Tripp, Steven F. Tripp's mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. At the time of issuance, this portion of the notes was convertible into shares of the Company's Common Shares at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 Common Shares. The warrants were exercised on June 28, 2002. The warrants were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years; volatility 114%; risk-free interest rate 6%; and dividend yield of $0. The total cash received from the issuance of this tranche of notes of $1,437,500 was less than the calculated value associated with the warrants. Therefore, the value assigned to the warrants was limited to the original proceeds of $1,437,500, and has been recorded as a discount on the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash by the holders of the Alabama Group Notes. This discount, along with the contractual 6% per annum interest rate, resulted in an effective interest rate of 70% per annum when compared to the outstanding principal balances.

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

On June 15, 2001, the due date of both tranches was extended until December 31, 2002. On the extension date, the excess $255,000 aggregate value of the Common Shares receivable upon conversion of the notes based on the then current market price of $2.65 per share, over the aggregate conversion price for the notes convertible at $2.25 per share, was recorded as a debt discount and additional paid-in capital. The resulting $255,000 discount to the debt, along with the remaining unamortized discount for the first tranche, was being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to these discounts differed from the actual contractual interest received or receivable by the holders of the Alabama Group Notes. These discounts, along with the contractual 6% per annum interest rate, resulted in a new effective interest rate upon extension of 25% per annum as of the extension date when compared to the outstanding principal balances. On September 20, 2002, the due date of both tranches was extended until March 31, 2004. On the extension date, the excess $58,000 aggregate value of the Common Shares receivable upon conversion of the notes based on the then current market price of $2.34 per share over the aggregate conversion price for the notes convertible at $2.25 per share was recorded as a debt discount and additional paid-in-capital. Accordingly, the remaining unamortized discount at the extension date of $194,195 including the new discount of $58,000 is being amortized through March 31, 2004, resulting in a new effective interest rate of 10.5% per annum when compared with to the outstanding principal balances.

On May 21, 2003, the Alabama Group released its security interest in the assets of the Company in consideration for a reduction in the conversion price of the first tranche of notes from $3.50 to $2.25. The market price on the day of conversion, which was deemed to be the commitment date for accounting purposes, was lower than the new conversion price; therefore, there was no beneficial conversion effect. On July 31, 2003, the Company retired principal of $100,000 to certain investors. Additional principal was converted to Common Shares during the fourth quarter (See Note 10: Subsequent Events). At September 30, 2003, the remaining carrying value of the Alabama notes totals $3,266,956, which includes principal balance plus accrued interest of $554,436, net of unamortized discounts of $62,480.

Other Short-term Notes

During the first nine months of 2003, the Company received proceeds of $917,500 from borrowings under short-term notes. Of this amount, $260,000 was retired during the first and second quarters and an additional $145,000 was retired during the third quarter. At September 30, 2003 the outstanding balance on short-term notes, excluding the Alabama and Argyle notes discussed above, was $512,500. Of this outstanding balance, $250,000 was a convertible note, with a conversion price of $2.67, which approximated the stock price on the date of issuance. Therefore, there is no beneficial conversion effect associated with this note. A warrant to purchase 10,000 shares of the Company's Common Shares were issued in lieu of interest for a short-term note. Interest expense of $6,647 was recorded during the second quarter using a Black-Scholes option-pricing model. (See Note 6). The note was repaid during the second quarter. All outstanding notes at September 30, 2003 accrue interest at 6% per annum and have maturity dates ranging from immediately to 92 days.

Activity in notes payable for the nine months ended September 30, 2003 follows:

                                                                                 (PAYMENT) OR                         BALANCE AT
                                             BALANCE AT      ADDITION OR NEW       DISCOUNT        CONVERSION TO      SEPTEMBER 30,
DEBT PRINCIPAL:                           DECEMBER 31, 2002    DISCOUNT          AMORTIZATION          EQUITY              2003
                                         ------------------  ---------------- ------------------- -----------------  --------------
Argyle                                         $ 1,188,000               $ -                 $ -               $ -     $ 1,188,000
Argyle discount                                   (165,000)                -              99,000                 -         (66,000)
Alabama Group                                    2,875,000                 -            (100,000)                -       2,775,000
Alabama Group discount                            (161,829)                -              99,349                 -         (62,480)
Other short term notes (convertible and other)           -           917,500            (405,000)                -         512,500
                                         ------------------  ---------------- ------------------- -----------------  --------------
                 Total                           3,736,171           917,500            (306,651)                -       4,347,020
                                         ------------------  ---------------- ------------------- -----------------  --------------


INTEREST:
Accrued Argyle 6%                                        -            53,460                   -           (53,460)              -
Accrued Alabama 6%                                 471,061           105,240             (21,865)                -         554,436
Beneficial interest - Argyle                             -           212,397                   -          (212,397)              -
                                         ------------------  ---------------- ------------------- -----------------  --------------
                 Total                             471,061           371,097             (21,865)         (265,857)        554,436

                                         ------------------  ---------------- ------------------- -----------------  --------------
TOTAL                                          $ 4,207,232       $ 1,288,597          $ (328,516)       $ (265,857)    $ 4,901,456
                                         ==================  ================ =================== =================  ==============

Stock-based interest expense discussed above is as follows:

                                                         Nine months ended September 30,
                                                         -------------------------------
                                                             2003                2002
                                                         ---------------  --------------
Amortization of Alabama group discount                     $ 99,349          $ 408,579
Amortization of Argyle Capital discount                      99,000            594,000
Effect of beneficial conversion priviledges
   on accrued interest                                      212,397            378,900
Other                                                         6,647            129,306
                                                         -------------------------------
                                                          $ 417,393        $ 1,510,785
                                                         ===============================



NOTE 6.  ISSUANCE OF SECURITIES

Issuance of Stock during the nine months ended September 30, 2003
-----------------------------------------------------------------

In August 2003, the Company completed a private sale of 1,212,061 of its Common Shares and fully vested warrants, with a strike price of $3.29, to purchase 303,015 Common Shares in exchange for net proceeds of $2,538,851, with six purchasers, none of whom is an affiliate of the Company. In addition, warrants to purchase 48,482 Shares were granted to the placement agent for the financing. There was no earnings impact for these warrants.

In May 2003, the Company issued 2,796,325 Common Shares at $1.84 per share and 699,080 fully vested warrants with a strike price of $2.65 in exchange for net proceeds of $4,974,935. Of this amount 1,357,441 shares and 339,360 warrants were purchased by Robert A. Olins, Acting Chief Executive Officer and a director. Consequently, the Company recognized non-cash expense of $958,913 related to the deemed beneficial pricing Robert A. Olins received; the expense consists of two components. First, an expense of $538,106, representing the fair value of the warrant issued to Robert A. Olins was recognized in stock-based general and administrative expense in the second quarter, using a Black-Scholes option pricing model and the following assumptions: stock price $2.15, historical volatility 105%, risk free rate of 2.27%, dividend rate of 0, and a contractual term of five years. Second, since the market price on the day of closing of $2.15 was higher than the issuance price of $1.84 a charge of $420,807 was recognized in stock-based general and administrative expenses for the 1,357,441 shares purchased by Robert A. Olins.

In order to complete this stock financing, the outside investors required significant participation from Robert A. Olins. To achieve this, Mr. Olins borrowed funds to purchase his share of the stock financing. The Company's board of directors unanimously (except for Mr. Olins, who did not vote on this matter) approved reimbursements for certain expenses incurred in connection with the personal loan to Mr. Olins made by an unaffiliated bank, and $300,000, payable through the issuance of 130,435 Common Shares, for a finder's fee that Mr. Olins was obligated to pay to an unaffiliated third party. Another shareholder of the Company, to whom the Company subsequently issued 130,435 Shares, undertook Mr. Olins' obligations to the finder. The $376,957 fair value of the 130,435 shares is included in stock-based general and administrative expense.

Additionally, warrants in the aggregate of 77,126 shares were issued to the placement agent handling the financing. There was no earnings impact for these warrants.

The Company has become aware that the current interpretations of the NASDAQ rules by the NASDAQ staff require shareholder approval of the sale by the Company to Mr. Olins of 1,357,441 shares at the same discount received by the other investors in that transaction. Upon review, the Company has determined to seek shareholder ratification of the sale to Mr. Olins at the Company's next annual meeting of shareholders. Mr. Olins has informed the Company that in the interim he will not dispose of, nor vote, these shares until such ratification is obtained. In the event that such ratification is not obtained, Mr. Olins and the Company have agreed that the matter will be addressed consistent with the rules and regulations of the NASDAQ.

Interest Conversion
-------------------

On January 3, 2003 the Company issued 142,360 Common Shares upon the conversion of prepaid interest of $354,477. Prepaid interest was computed using the closing price of the Common Shares on December 31, 2002 of $2.49, and is being amortized through December 31, 2003. (See also Note 5).

In May 2003, the Company issued a fully vested warrant to purchase 10,000 Common Shares in lieu of interest on a short-term note. A value of $6,647 was assigned to this warrant using a Black-Scholes option pricing model and the following assumptions: stock price $2.15, historical volatility 79%, risk free rate of 1.01%, dividend yield of 0, and a contractual term of 1 year. The value of this warrant was recorded in non-cash interest expense in the second quarter 2003.

Exercise of Stock Options and Warrants during the nine months ended
-------------------------------------------------------------------
September 30, 2003
------------------

During the first nine months of 2003, 32,250 Common Shares were issued upon the exercise of employee stock options. Total cash received was $38,363.

Issuance of Stock,  Stock  Options and  Warrants for services in the nine months
--------------------------------------------------------------------------------
ended September 30, 2003
------------------------

On October 14, 2002 the Company issued a fully vested warrant to purchase 250,000 Common Shares at an exercise price of $3.50 in exchange for consulting services rendered over a six-month period. A value of $91,000 was assigned to the warrants for the portion of the services rendered in 2003 using the Black-Scholes option pricing model and the following assumptions: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of two years, and is reflected in the statement of operations as stock-based general and administrative expense.

In March 2003, the Company issued a fully vested warrant to purchase 200,000 Common Shares in exchange for services rendered in the first quarter of 2003. A value of $85,400 was assigned to the warrant using the Black-Scholes option pricing model and the following assumptions: stock price $2.43, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of five months. The value of the warrant is included in stock-based general and administrative expense in the first quarter of 2003.

In May 2003, the Company issued a fully vested option to purchase 25,000 Common Shares in exchange for services rendered. A value of $49,734, was assigned to this option using a Black-Scholes option pricing model and the following assumptions: stock price $2.14, historical volatility 112%, risk free rate of 3.33%, a dividend yield of 0, and a contractual term of 10 years. The value of this option was recorded in stock-based general and administrative expense in the second quarter.

In May 2003, the Company issued a fully vested warrant to purchase 125,000 Common Shares in exchange for consulting services. A value of $56,994 was assigned to the warrant using a Black-Scholes option pricing model and the following assumptions: stock price $2.05, historical volatility 79%, risk free rate of 1.01%, dividend yield of 0, and a contractual term of 18 months.

In May 2003, the Company issued 32,000 Common Shares to an outside consultant. The shares were issued in consideration of services rendered by the consultant in 2003. These shares were valued at $68,800, the market value of the shares on the date of grant.

In March 2003, the Company issued 47,000 Common Shares in exchange for consulting services provided in 2002 totaling $116,250. The expense associated with these services was recorded in 2002.

Other expenses in 2003 related to the valuation of options granted to directors for additional services totaled $42,839 and are included in stock-based general and administrative.

Issuance of Stock Under Installment Note
----------------------------------------

In November 2002, a warrant to purchase 746,268 Common Shares was exercised at $2.00 per share under a warrant installment agreement totaling $1,492,536. Payments of $200,000 were made in 2002. An additional $152,500 was received in 2003. Interest accrues at 6% per annum and is due with the final payment. As of September 30, 2003, approximately $63,000 of accrued interest has been recorded, including interest of approximately $56,000 in 2003. The shares were issued in 2003, but are held in escrow by the Company pending receipt of the remaining balance of $1,140,036, which is included in the notes and stock subscriptions receivable balance as of September 30, 2003.

Stock-based general and administrative expense discussed above is as follows:

              Stock based  general and administrative expense discussed above is as follows:
                                                                    Nine months ended September 30,


                                                                        2003               2002
                                                                   ----------------   ----------------


              Stock and options granted to employees and directors        $ 42,839          $ 237,277
              Common stock  and warrants expensed for services             283,128            103,652
              Stock issued in connection with May
                 stock purchase                                            376,957                  -
              Beneficial pricing on sale of stock and warrants
                 to officer                                                958,913                  -
              Other                                                         68,800             69,777
                                                                   ----------------   ----------------
                                                                       $ 1,730,637          $ 410,706
                                                                   ================   ================

NOTE 7.  SEGMENT INFORMATION

The Company's chief operating decision-maker, the Chief Executive Officer (CEO), reviews the Company's financial information as a single "operating segment" to make decisions about the Company's performance and resource allocation.
Therefore the Company has determined that it operates in a single business segment.

NOTE 8.  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying Common Shares exceeds the exercise price for stock options or the purchase price for issuances or sales of Common Shares. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility.

The table below shows net income per share for the three months and nine months ended September 30, 2003 and 2002 as if the Company had elected the fair value method of accounting for stock options.

                                                    Three months ended September 30,     Nine months ended September 30,
                                                         2003              2002              2003               2002
                                                   ----------------- ------------------  ---------------- -----------------

Net loss as reported                                   $ (1,824,942)      $ (2,232,198)     $ (6,699,376)     $ (6,138,484)


Deduct: total stock-based employee compensation
determined under fair value method for all awards,
net of any applicable related tax effects                  (230,425)          (556,027)       (1,096,680)       (2,330,360)
                                                   ----------------- ------------------  ---------------- -----------------

Proforma net loss, as adjusted                         $ (2,055,367)      $ (2,788,225)     $ (7,796,056)     $ (8,468,844)

Loss per share:
Basic and diluted, as reported                         $      (0.06)      $      (0.09)     $      (0.25)     $      (0.25)
Basic and diluted, as adjusted                         $      (0.07)      $      (0.11)     $      (0.29)     $      (0.35)




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

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its cope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Implementation did not have a material impact on the Company's financial condition or results of operations.

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

NOTE 10.          SUBSEQUENT EVENTS

In October 2003, certain investors included in the Alabama Group converted their outstanding notes and interest thereunder to Common Shares. As of the date of this filing, investors in the Alabama Group have converted principal of $2,500,000 and accrued interest of $508,892 into 1,211,645 Common Shares.

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

The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 2003, and the results of operations for the Company for the three months and nine months ended September 30, 2003 and 2002. The following should be read in conjunction with the unaudited financial statements and related notes appearing elsewhere herein.

GENERAL

Our operations are constrained by an insufficient amount of working capital, and we continue to experience negative cash flows and net operating expenses. Our ongoing operations are expected to be funded by the gross proceeds of $5.15 million received from the stock financing completed in May 2003, the $2.76 million of gross proceeds raised in the August 2003 stock financing, and funds from the exercise of warrants and options. Our auditors have included a paragraph in their report on the audited financial statements as of the year ended December 31, 2002, indicating that substantial doubt exists as to our ability to continue as a going concern.

We anticipate that our cash expenditures during 2003 will approximate $400,000 per month, or approximately $5 million for the year, without regard to any additional revenues in 2003. We expect to meet our cash needs with our existing cash balances from collections of stock subscriptions receivable of approximately $1,300,000 and from the exercise of warrants held by existing investors. In addition, we expect to fund working capital requirements by drawing on letters of credit issued by customers in connection with signed purchase orders. However, there can be no assurance that any significant number of these other warrants will be exercised. If no warrants are exercised, and the Company does not derive any significant revenues from its operations during 2003, it is likely that we will need to raise additional debt or equity financing during 2004 or beyond. There can be no assurances that such additional debt or equity funding will be available from our current investors or from any other source.

OVERVIEW

We manufacture microdisplays that provide high resolution images suitable for applications such as high definition television, rear projection computer monitors, video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our microdisplays are designed for use in end products of original equipment manufacturers, and therefore we work closely with prospective and actual customers to incorporate our microdisplays into their final products. While in the past we have had working arrangements with several independent liquid crystal display fabricators to manufacture certain of our prototype products, we are now manufacturing our microdisplays ourselves in a 500 square foot Class 100 cleanroom and a 1200 square foot Class 1000 cleanroom. We have enhanced quality control and we have more effective protection of our proprietary technology in our products. Internal manufacturing is subject to certain risks described under "Business Risks and Uncertainties." We have patents covering parts of our designs; however, the key designs of the circuitry in the silicon, drive electronics, and liquid crystal assembly techniques are proprietary and not covered by patents.

In May 2001,  we entered into an  arrangement  with Fuji Photo Optical Co., Ltd.
(Fuji), for the manufacture of light engines. In September 2002, we accepted delivery of the first pre-production SpatiaLight/Fuji display units. These pre-production display units incorporate mechanical changes and technical enhancements that we initiated based upon the results of extensive testing of the prototype display units. In September 2003, the first production display units were shipped to Skyworth Display Ltd. (Skyworth).

Since late October 2001, we have entered into agreements or memoranda of understanding with eight original equipment manufacturers (OEMs) in China contemplating the purchase by these prospective customers of our display units and/or SpatiaLight imagEngine(TM) microdisplays for use in certain of their products. All of these agreements require that we supply prototypes of our display units and/or SpatiaLight imagEngine(TM) microdisplays and that they meet technical criteria satisfactory to each of such prospective customers. In 2003, we entered into Agreements of Principal Terms with two OEMs in the Republic of South Korea. One of these agreements is a development agreement and the second contemplates the purchase of our display units for use in certain of the OEM products. This agreement requires that we supply a prototype of our display unit and that it meet technical criteria satisfactory to the prospective customer.

In late January 2003, we announced that we had signed an agreement with Skyworth, one of the Chinese OEMs with which we had an agreement to test prototypes of our microdisplay products, for the purchase by Skyworth of 14,100 SpatiaLight display units during a one year delivery period. The purchase order originally provided for 200 units to be delivered in February and an additional 200 units in each of March and April 2003. Skyworth and we subsequently agreed to delay the first delivery of units. To date, we have completed partial shipment of the 200 units originally scheduled for delivery in the first month. Following the initial delivery provisions of 200 units per month for the first three months, we are scheduled to deliver 1,500 units per month until the order is completed. Pursuant to the terms of the purchase order, the current obligations of Skyworth are backed by letters of credit in our favor. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions.

In September 2003 we announced that we signed an agreement with China Electronics Corporation (CEC), another of the Chinese OEMs with which we had an agreement to test prototypes of our microdisplay products, for the purchase by CEC of 2,000 display units from us. The agreement provides for an initial delivery of ten display units, which was completed in September, with a second delivery of 100 units to follow. Additional shipments will be made periodically according to a schedule to be determined by CEC and us. The purchase order is cancelable by CEC after delivery of 110 units and is subject to other customary terms and conditions.

In October 2003, we announced that we had signed a purchase order with Nanjing Panda Electronics Co., Ltd. (Panda), for the purchase of 2,610 display units by Panda. The agreement provides for an initial television box integration phase followed by delivery of ten display units to Panda with a second delivery of 100 units to follow. Subsequent shipments under the purchase order will be made periodically according to a schedule to be determined by the parties. The purchase order is cancelable by Panda after delivery of ten display units and is subject to other customary terms and conditions.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had approximately $2,420,000 in cash and cash equivalents, an increase of approximately $1,845,000 from the December 31, 2002 amount of $575,000. Our net working capital deficit at September 30, 2003 was approximately $2,000,000 compared to a net working capital deficit of approximately $800,000 at December 31, 2002. This working capital deficit change is primarily due to the reclassification of the Argyle and Alabama group notes to current liabilities based on their maturity date of March 31, 2004 and recurring losses, offset by the proceeds of the May and August stock issuances.

Net cash used in operating activities totaled approximately $5,864,000 and $3,891,000 for the nine months ended September 30, 2003 and 2002, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the nine months ended September 30, 2003 was approximately $8,117,000 as compared to approximately $1,720,000 for the nine months ended September 30, 2002. This increase is due primarily to the two stock issuances during 2003, which raised net proceeds of approximately $7,514,000. This increase is offset by reduced payments on stock subscriptions receivable and a decrease in proceeds from the exercise of options and warrants for the nine months ended September 30, 2003. (see Note 5 and Note 6 to the accompanying condensed financial statements).

As of September 30, 2003, we had an accumulated deficit of approximately $55,500,000. We have realized significant losses in the past and we expect that these losses will continue at least through 2003. It is likely that we will have quarterly and annual losses in 2003 and beyond. We have generated limited revenues and no profits from operations. The development, commercialization and marketing of our products will require substantial expenditures for the foreseeable future. Consequently, we may continue to operate at a loss for the foreseeable future and there can be no assurance that our business will operate on a profitable basis or will be able to continue as a going concern.

RESULTS OF OPERATIONS

Revenues. Total revenues were $82,152 for the nine and three months ended September 30, 2003. Total revenues were $0 for the nine and three months ended September 30, 2002. Revenues in 2003 were the result of our delivery of display units to Skyworth and CEC.

Cost of Revenues. Cost of revenues represents product costs associated with the production of display units. Cost of revenues was $73, 875 for the nine and three months ended September 30, 2002, $0 for the nine and three months ended September 30, 2002, respectively. Gross margins associated with sales are not indicative of the gross margins that we expect to realize on sales of units produced in quantity.

Inventory writedown. The adjustment to restate inventory at the lower of cost or market value was $100,690 for the nine months ended September 30, 2003. Our initial purchases of inventory components were at a cost higher than we expect to incur for future purchases.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $973,000 and $629,145 in the three months ended September 30, 2003 and 2002, respectively and $2,346,000 and $1,795,000 in the nine months ended September 30, 2003 and 2002, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. General and administrative expense increased year over year due to the reimbursement of banking fees of $250,000 incurred by Robert A. Olins, Acting Chief Executive Officer and a director, in conjunction with his participation in the May 2003 stock financing. Additional increase in general and administrative expenses year over year are due to an increase in headcount, rent associated with new facilities, and travel expenses.

Stock-based general and administrative costs. Stock-based general and administrative costs were approximately $72,000 and $142,000 in the three months ended September 30, 2003 and 2002, respectively, and approximately $1,731,000 and $411,000 in the nine months ended September 30, 2003 and 2002, respectively. The increase in the nine months ended September 30, 2003 relates primarily to stock-based costs of $1,300,000 associated with the May 2003 stock financing. (See Note 6 to the accompanying condensed financial statements).

Research and development costs. Research and development costs were approximately $1,988,000 and $2,235,000 in the nine months ended September 30, 2003 and 2002, respectively and $597,000 and $859,000 in each of the three months ended September 30, 2003 and 2002, respectively. In 2002 we incurred approximately $161,000 in costs associated with testing of prototypes in conjunction with our manufacturing arrangement with Fuji. Additional decrease in expense year over year is due to a decrease in costs associated with outside consultants. We expect to continue incurring significant research and development costs in order to meet the technical criteria from current and prospective customers.

Interest expense. Interest expense for the nine months ended September 30, 2003 increased approximately $14,000 from the same period in 2002, due to interest paid on short-term borrowings.

Stock-based interest expense. Stock-based interest expense was approximately $417,000 and $1,510,785 for the nine months ended September 30, 2003 and 2002, respectively, and $138,000 and $536,000 for the three months ended September 30, 2003 and 2002, respectively. Stock-based interest expense relates to the beneficial conversion feature of interest converted and convertible into equity on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, Acting Chief Executive Officer of the Company. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. For the nine months ended September 30, 2003, interest expense related to the beneficial conversion feature decreased approximately $165,000 due to the extension of the amortization period resulting from an extension of the due date of the note until March 31, 2004. In addition, stock-based interest expense relates to amortization of the discounts on notes payable to Argyle
Capital Management Corporation and to the Alabama Group, a group of investors, which includes a trust for the benefit of Steven F. Tripp, a director of the Company. In September 2002 the notes were extended 18 months, thereby reducing the monthly amortization of the discount. Interest expense related to the reduction of discount amortization was approximately $804,000 for the nine months ended September 30, 2003. Also included in stock-based interest is a warrant with a fair value of $6,700 issued in lieu of interest on a short-term note payable, which note was issued and retired during the second quarter of 2003.

Interest income. Interest income for the nine months ended September 30, 2003 and 2002 was approximately $56,000 and $8,600, respectively. Interest income for the three months ended September 30, 2003 and 2002 was approximately $18,400 and $100, respectively. The increase is due to accrued interest on a note receivable from a shareholder in the nine months of 2003.

Critical Accounting Policies
----------------------------

Outlined below are accounting policies that we believe are key to a full understanding of our operations and financial results. All our accounting policies are in compliance with accounting principles generally accepted in the United States of America.

Revenue Recognition - SpatiaLight enters into transactions to sell its products. We evaluate revenue recognition for these transactions using the following basic criteria (collectively called the Revenue Recognition Criteria):

     o Evidence of an arrangement: Before revenue is recognized, we must have evidence of an agreement with the customer reflecting the terms and conditions to deliver our products.
     o Delivery: For products, delivery is considered to occur when title and risk of loss have been transferred.
     o Fixed or determinable fee: We consider a fee to be fixed or determinable if the fee is not subject to refund or adjustment. If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable. We do not consider a fee to be fixed and determinable if any amount is due more than 180 days from the delivery date. Payment terms of less than 180 days are evaluated based upon the country in which the arrangement is entered into to assess whether the fee is fixed and determinable.
     o Collection is deemed probable: Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Stock-based   Compensation  -  We  account  for  our  stock-based   compensation
arrangements with employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44. As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying Common Shares exceeds the exercise price for stock options or the purchase price for issuances or sales of Common Shares. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123 as amended by SFAS No. 148, we disclose the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

Research and Development - Research and development costs are charged to expense when incurred.

Inventory valuation - We value inventories at the lower of cost (based on the first-in, first-out method) or market value. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected product-selling price based on historical recovery rates. If we assess the market value of our inventory to be less than costs we write it down to its replacement cost or its net realizable value. Our estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. At June 30, 2003, inventories (consisting entirely of raw materials components) were written down by $100,690, as prices on initial order quantities were higher than those expected in the future, and would otherwise have resulted in losses on sales of finished goods in 2003.

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

BUSINESS RISKS AND UNCERTAINTIES

WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE AND THEREFORE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY.

We have incurred losses over the past five years and have experienced cash shortages. For the nine months ended September 30, 2003 and 2002, we incurred net losses of approximately $6,699,000 and $6,138,000, respectively. In addition, we had an accumulated deficit of $55,500,000 as of September 30, 2003. We expect additional losses as we continue spending for production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

IF WE ARE UNABLE TO OBTAIN FURTHER FINANCING OR GENERATE REQUIRED WORKING CAPITAL OUR ABILITY TO OPERATE COULD SUFFER OR CEASE. OUR AUDITORS HAVE ISSUED A REPORT ON OUR FINANCIAL STATEMENTS, WHICH CONTAINS AN EXPLANATORY PARAGRAPH REGARDING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including investments in further research and development, equipment, facilities and production activities. Although our financial condition and liquidity have been assisted through the previous exercises of warrants and private purchases of our Common Shares including the approximately $8.0 million raised by us in the two recently completed stock financings, we may still require additional financing to satisfy our increasing working capital requirements. Reliance for financing upon exercise of warrants and private stock purchase agreements entails the additional risks of non-exercise of such warrants because of the prevailing market prices of our underlying Common Shares or default by stock purchasers under these agreements. In the event that we are unable to obtain further financing on satisfactory terms or at all, generate sales sufficient to offset our costs, or if the costs of development and operations are greater than we anticipated, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results. Our independent auditors have included an explanatory paragraph in their report in our Form 10-KSB on our financial statements for our last fiscal year regarding substantial doubt about our ability to continue as a going concern.

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

IN RECENT MONTHS WE HAVE COMMENCED MANUFACTURING AND SHIPPING OUR MICRODISPLAYS IN COMMERCIAL QUANTITIES, BUT UNANTICIPATED DIFFICULTIES IN CONTINUING MANUFACTURING OUR MICRODISPLAYS MAY MAKE IT DIFFICULT TO MEET CUSTOMER DEMANDS FROM TIME TO TIME AND OUR OPERATING RESULTS COULD BE SIGNIFICANTLY HARMED BY SUCH DIFFICULTIES.

We need to work closely with our manufacturing sources to assure production of our current display units. Problems in production or lower than expected manufacturing yields could significantly harm our business because we will have already incurred the costs for the materials used in the microdisplay manufacturing process. These problems could cause delays that might lead our potential customers to seek other sources.

We currently obtain silicon backplanes, a vital component in our microdisplays, from the Far East. Some Asian countries are subject to earthquakes, typhoons and political instability. Unless we obtain an alternative source, any disruption or termination of our silicon manufacturing source's operation in Taiwan or air transportation with the Far East could significantly harm our operations.

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

Because the manufacture of our SpatiaLight imagEngine(TM) microdisplays involves highly complex processes and technical problems may arise, we, in our capacity as internally manufacturing the liquid crystal microdisplays, which are an integral part of the display units, cannot assure the manufacturing yields of our products. Problems in production or lower than expected manufacturing yields could significantly harm our business and operating results. In addition, the complexity of our manufacturing processes will increase as the sophistication of our microdisplays and display units increases.

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

IF OUR MICRODISPLAYS DO NOT BECOME WIDELY ACCEPTED BY OUR CUSTOMERS OR THE END-USERS, OUR BUSINESS COULD BE SIGNIFICANTLY HARMED.

Our microdisplays may not be accepted by a widespread market. Even if we successfully obtain customer orders, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

o        superior technologies developed by our competitors;

o        price considerations; and

o        lack of anticipated or actual market demand for the products.

We currently have agreements with a limited number of customers. Despite our reasonable efforts to retain these customers, we may not be successful in this regard. The loss of any one or more of these customers could materially harm our business and financial condition.

WE CANNOT ASSURE YOU THAT WE WILL OBTAIN ADDITIONAL PURCHASE ORDERS FROM OUR CURRENT OR PROSPECTIVE CUSTOMERS, OR, IF WE DO, THAT SUCH ORDERS WILL GENERATE SIGNIFICANT REVENUES.

Since late October 2001, we have entered into agreements or memoranda of understanding with eight OEMs in China contemplating the purchase by these prospective customers of our display units and/or SpatiaLight imagEngine(TM) microdisplays for use in certain of their products. All of these agreements require that we supply prototypes of our display units and/or SpatiaLight imagEngine(TM) microdisplays and that they meet technical criteria satisfactory to each of such prospective customers. In 2003 we entered into Agreements of Principal Terms with two OEMs in the Republic of South Korea. One of these agreements is a development agreement and the second contemplates the purchase of our display units for use in certain of the OEM's products. This agreement requires that we supply a prototype of our display unit and that it meet technical criteria satisfactory to the prospective customer. As of the date hereof, we have received purchase orders from three of the Chinese OEMs. Certain other prospective Chinese customers have advised the Company that they are satisfied with the results of the testing of the prototypes under their agreements with the Company and we are currently negotiating terms of purchase orders for our display units and/or SpatiaLight imagEngine(TM) microdisplays with each of them. There remain open issues that have to be finally negotiated, including prices and quantities of our products. We cannot offer assurances that we will receive, in the future, binding purchase orders from any of these companies for their purchase of commercial quantities of our microdisplay products.

In addition, even if we receive purchase orders from our current or prospective customers for our display units, we may have problems implementing volume production of such display units. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change, and product obsolescence. Manufacturers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. Therefore, even if we obtain purchase orders from several current or prospective customers, we cannot assure you that these agreements will result in significant revenues to us.

IF OUR CUSTOMERS' PRODUCTS ARE NOT SUCCESSFUL, OUR BUSINESS WOULD BE MATERIALLY HARMED.

We do not sell any products to end-users. Instead, we design and manufacture various product solutions that our customers (i.e., OEMs) may incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers' products. Any significant slowdown in the demand for our customers' products would materially harm our business.

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

Our competitive position could suffer if one or more of our customers decide to design and manufacture their own display units, to contract with our competitors, or to use alternative technologies. In addition, our customers typically develop a second source. Second source suppliers may win an increasing share of a program. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

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

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Our results of operations have varied significantly from quarter to quarter in the past and are likely to vary significantly in the future, which makes it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors, which cause our operating results to fluctuate include the following:

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

We recently registered for resale 1,771,119 shares issued or issuable upon exercise of the warrants in conjunction with the August 2003 stock financing and shares issuable upon exercise of warrants that were issued in consideration of consulting services rendered. All of these shares are freely salable. The 1,771,119 shares (including 428,443 shares issuable upon exercise of warrants) represent approximately 5.7% of the total number of our Common Shares that are issued and outstanding as of September 30, 2003. Sales of these shares in the public market, or the perception that future sales of these shares could occur, might adversely affect the prevailing market price of our Common Shares in the near future.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

We place all of our excess cash and cash equivalents in a checking account or money market account with a nationally reputable bank. As of September 30, 2003, our cash and cash equivalents totaled $2,420,000.

Item 4.  Controls and Procedures.

Quarterly evaluation of the Company's Disclosure Controls. As of the end of the quarterly fiscal period related to this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls). Disclosure Controls include components of our internal control over financial reporting. This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Limitations on the Effectiveness of Controls. Our Chief Executive Officer and Chief Financial Officer do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have only had limited revenue derived from the sale of our microdisplay products in the current reporting period. While the Controls Evaluation has accounted for such limited sales and revenue, new or additional controls may or may not be required once we begin selling our microdisplay products in volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in volume in the ordinary course of business) because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations mentioned in Limitations on Effectiveness of Controls above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There have been no significant changes in the Company's internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 19, 2003, the Company sold in a private sale $2,763,500 of Common Shares and warrants to purchase Common Shares (August Transaction). Under the terms of the August Transaction, the Company sold 1,212,061 shares at a price of $2.28 per share, equal to a 20% discount to the trailing 30-day average closing price of our Common Shares through August 5, 2003. Pursuant to the August
Transaction, the Company also granted warrants to purchase an aggregate of 303,015 Common Shares at an exercise price of $3.29 per share, equal to a 15% premium to the foregoing 30-day trailing average closing price. The shares issued in the August Transaction were previously authorized but unissued shares of the Company. This issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as such issuance did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the shares were issued. In addition, warrants to purchase 48,482 shares were granted to the placement agent for the financing. The proceeds of the August Transaction have been used to augment the Company's working capital.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K [TO BE MODIFIED]

(a)      Exhibits

         4.1      Amended and Restated Certificate of Incorporation. *
         4.2      Bylaws. *
         10.3 Employment Agreement between SpatiaLight, Inc. and Theodore Banzhaf dated July 7, 2003. *
         10.4 Time Accelerated Restricted Stock Award Plan ("TARSAP") between SpatiaLight, Inc. and Theodore Banzhaf, dated July 7, 2003. *
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Robert A. Olins.
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Timothy Descamps.
         32.1     Certifications  of  Robert  A.  Olins  Pursuant  to 18  U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2     Certification  of  Timothy  Descamps  Pursuant  to  18  U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Report on Form 8-K:

                  None.


*Previously filed.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Date:          November 12, 2003
                                     ----------------------------------------
                                     SpatiaLight, Inc.



                               By:      /s/ROBERT A. OLINS
                                   ------------------------------------------
                                     Robert A. Olins
                                     Acting Chief Executive Officer