Form 10-Q/A
period 2003-09-30
SPATIALIGHT INC
filed 2004-02-13
CIK 881468

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-Q/A

 (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarterly period ended September 30, 2003

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from                 to
                                        ----------------    -------------------

                        Commission File Number 000-19828

                                SpatiaLight, Inc.
             (Exact name of registrant as specified in its charter)

            New York                                  16-1363082
 -------------------------------             ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  Incorporation or organization)


           Five Hamilton Landing, Suite 100, Novato, California 94949
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (415) 883-1693
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,328,210 shares of common stock as of February 11, 2004.

                                   **********

This amendment on Form 10-Q/A is being filed with the Securities and Exchange Commission solely to correct an inadvertent omittance in a previously filed exhibit.

ITEM 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4.1      Amended and Restated Certificate of Incorporation. *

                  4.2      Bylaws. *

                  10.3 Employment Agreement between SpatiaLight, Inc. and Theodore Banzhaf dated July 7, 2003. *

                  10.4     Time   Accelerated   Restricted   Stock   Award  Plan
                           ("TARSAP") between SpatiaLight, Inc. and Theodore Banzhaf, dated as of July 7, 2003.

                  31.1     Rule  13a-14(a)/15d-14(a)  Certification of Robert A.
                           Olins.*

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Timothy Descamps.*

                  32.1 Certifications of Robert A. Olins Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

                  32.2 Certification of Timothy Descamps Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         (b)      Report on Form 8-K:

                  None.


*Previously filed.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Date: February 12, 2004
                                      ---------------------------------




                                      By: /s/ ROBERT A. OLINS
                                      ---------------------------------
                                      Robert A. Olins
                                      Acting Chief Executive Officer


                                      By: /s/ TIMOTHY V. DESCAMPS
                                      ---------------------------------
                                      Timothy V. Descamps
                                      Chief Financial Officer