Form 10-K
period 2003-12-31
SPATIALIGHT INC
filed 2004-03-30
CIK 881468

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003.

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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      The aggregate market value for the Issuer's voting Shares held by non-affiliates of the Issuer, based upon the $ 4.25 per share closing sale price of the Common Shares on March 26, 2004, as reported on the Nasdaq SmallCap Market, was approximately $ 127,281,631. Common Shares held by each officer and director and by each person who owns 5% or more of the outstanding Common Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 29, 2004, Registrant had 34,495,062 Common Shares outstanding.

                                SPATIALIGHT, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                              Page

                                     PART I

         ITEM 1            Description of Business...........................................................  3

         ITEM 2            Description of Property...........................................................  8

         ITEM 3            Legal Proceedings.................................................................  8

         ITEM 4            Submission of Matters to a Vote
                           Of Security Holders...............................................................  8

                                     PART II

         ITEM 5            Market for Common Equity and Related Shareholder Matters..........................  8

         ITEM 6            Selected Consolidated Financial Data.............................................. 11

         ITEM 7            Management's Discussion and Analysis of Financial Condition
                           And Results of Operation.......................................................... 12

         ITEM 7A           Quantitative and Qualitative Disclosures About Market Risk ....................... 25

         ITEM 8            Consolidated Financial Statements and Supplementary Data.......................... 25

         ITEM 9            Changes in and Disagreements with Accountants
                           On Accounting and Financial Disclosure............................................ 53

         ITEM 9A           Controls and Procedures .......................................................... 53

                                    PART III

         ITEM 10           Directors and Executive Officers.................................................. 54

         ITEM 11           Executive Compensation............................................................ 56

         ITEM 12           Security Ownership of Certain Beneficial Owners and Management
                           and Related Shareholder Matters................................................... 59

         ITEM 13           Certain Relationships and Related Transactions.................................... 60

         ITEM 14           Principal Accountant Fees and Services ........................................... 62

                                     PART IV

         ITEM 15           Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K...... 63

                                     PART I

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future", "intends," and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties, including, but not limited to, those discussed herein which are specific to the Company's business, and in particular, those contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors," that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events and thus you should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 1.    DESCRIPTION OF BUSINESS

INTRODUCTION

      We manufacture microdisplays that provide high resolution images suitable for applications including high definition television, rear projection computer monitors and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our microdisplays, are designed for use in end products of original equipment manufacturers, and therefore we work closely with customers and prospective customers to incorporate our microdisplays into their final products. We lease clean room space where we currently manufacture our SpatiaLight imagEngine(TM) microdisplays. In addition, in January 2004, we leased an additional clean room at the same location as the existing clean room to address current and anticipated increased manufacturing demand. We believe these facilities are suitable to meet our current and immediate future needs. We also believe that these current arrangements provide us with strong quality controls and effectively protect our proprietary technology in our products. Internal manufacturing is subject to certain risks described under "Risk Factors" in Item 7 herein. We have patents covering parts of our designs; however, the key designs of the circuitry in the silicon, drive electronics and liquid crystal assembly techniques are proprietary and not covered by patents.

      Our microdisplays are high-resolution liquid crystal displays. They are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. These displays are also known as and commonly referred to as liquid crystal on silicon (LCoS), liquid crystal displays (LCD), active matrix liquid crystal displays and spatial light modulators.

      The image on a microdisplay can be projected onto a screen or other surface for individual or group viewing or used in a portable application that is viewed through a magnifying device similar to a viewfinder. Potential microdisplay applications include:

      o     large-screen   rear-projection  television  systems,  in  both  high
            definition television format and standard television formats;

      o large-screen rear-projection computer monitors in a variety of resolutions;

      o     video projectors for applications such as presentations;

      o head-mounted displays which are used for virtual reality systems, defense, aerospace and gaming applications; and

      o other potential applications such as point of purchase displays, optical computing and data storage.

      Our technology uses liquid crystals and silicon chips. An advantage of these materials is that processes for working with them are already known and they may be produced more quickly than competing technologies offering comparable quality. By using existing manufacturing processes, we believe we will be able to obtain economies of scale.

      From 2001 through 2003, we entered into agreements or memoranda of understanding with original equipment manufacturers (OEMs) in China and the Republic of South Korea for testing of our microdisplay products in contemplation of definitive purchase order agreements. Fuji Photo Optical Co., Ltd. (Fuji) is our current manufacturer of light engines being used with our microdisplay products to be sold to our current and prospective customers.

      In late January 2003, we announced that we signed a purchase order agreement with Skyworth Display, one of the Chinese OEMs with which we had an agreement to test prototypes of our microdisplay products, for the purchase by Skyworth of 14,100 SpatiaLight display units during a one year delivery period. The purchase order originally provided for 200 units to be delivered in February and an additional 200 units in each of March and April 2003. Skyworth and we subsequently agreed to delay the first delivery of units. To date, we have completed shipment of 100 of the 200 units originally scheduled for delivery in the first month. Skyworth has recently advised us that it has decided to change the screen size format of the LCoS televisions that it intends to manufacture using our display units. As a result, Skyworth is making necessary changes to certain of its internally developed electronics components, which Skyworth has advised us will occur in the future. We expect to ship the remainder of the first 200 units after Skyworth completes these changes. Following the initial delivery provisions of 200 units per month for the first three months, we are scheduled to deliver 1,500 units per month until the order is completed. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions.

      In September 2003, we announced that we signed a purchase order agreement with China Electronics Corporation (CEC), another of the Chinese OEMs with which we had an agreement to test prototypes of our microdisplay products, for the purchase by CEC of 2,000 display units from us. The agreement provides for an initial delivery of ten display units, which was completed in September, with a second delivery of 100 units to follow in the immediate future. Additional shipments will be made periodically according to a schedule to be determined by CEC and us. Pursuant to the terms of the purchase order, the current obligations of CEC are backed by letters of credit in our favor. The purchase order is cancelable by CEC after delivery of 110 units and is subject to other customary terms and conditions.

      In October 2003, we announced that we had signed a purchase order agreement with Nanjing Panda Electronics Co. (Panda), a third Chinese OEM with which we had an agreement to test prototypes of our microdisplay products, for the purchase of 2610 display units by Panda. The agreement provides for an initial television box integration phase, which Panda recently completed, utilizing a prototype SpatiaLight display unit. The agreement then provides for delivery of ten display units to Panda, which we expect to occur in the immediate future, with a second delivery of 100 display units to follow.
Subsequent shipments under the purchase order will be made periodically according to a schedule to be determined by the parties. Pursuant to the terms of the purchase order, the obligations of Panda will be backed by letters of credit in our favor. The purchase order is cancelable by Panda after delivery of ten display units and is subject to other customary terms and conditions.

      In December 2003, we signed a purchase order agreement with SCT Optronics Company Ltd. (SCT), a Chinese OEM, for the purchase of 2,020 display units from SpatiaLight. The initial shipment of ten display units provided for under the agreement was completed in December 2003. Future shipments are scheduled to be made periodically according to a schedule to be finally determined by the parties. The purchase order is cancelable by SCT after delivery of ten display units and is subject to other customary terms and conditions.

      In December 2003, we signed a purchase order agreement with Shanghai China Display Co., Ltd. (China Display), another Chinese OEM with which we had an agreement to test prototypes of our microdisplay products. The agreement provides for the purchase by China Display of 1,000 sets of three SpatiaLight imagEngine(TM) microdisplays. Pursuant to the purchase order, we completed an initial delivery of 100 microdisplay sets to China Display in December 2003. A second delivery of 300 sets and a third delivery of 600 sets are to follow. The entire order is scheduled to be completed within a three-month period. We may mutually agree with China Display to revise the delivery schedule. Pursuant to the terms of the purchase order, the obligations of China Display will be backed by three letters of credit, the first of which was issued and paid to us. The purchase order is not cancelable by China Display, according to the terms of the purchase order, because the delivered microdisplay sets met China Display's specifications. The purchase order is subject to other customary terms and conditions.

      In December 2003, we signed a purchase order agreement with Global Display Limited, a Chinese OEM, for the purchase of 2,000 display units from SpatiaLight. Shipments are scheduled to be made periodically according to a schedule to be finally determined by the parties. The purchase order is cancelable by Global Display after the initial delivery of ten display units provided for under the agreement and is subject to other customary terms and conditions.

      We are also currently negotiating the terms of purchase orders for our products with certain other prospective customers, primarily in China and South Korea, some of whom are parties to the agreements or memoranda of understanding described in this Item 1. There are significant open issues with respect to these prospective purchase orders that have to be finally negotiated, including prices and quantities of our products. We cannot assure whether we will receive any purchase orders binding on any of these companies for their purchase of our microdisplay products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers are subject to certain contingencies described under "Risk Factors" in Item 7 herein.

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

      As is common with all LCDs, the images produced are inherently black and white. The varying of the electrical signal to each pixel produces gray scaling (various shades of gray going from black to white). Utilizing this gray scaling, there are three basic techniques for achieving color displays: (1) optically combining different colors of light, (2) sequential color systems and (3) color filters. We believe our displays can be adapted for use in all of these types of color display processes.

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

      Our ability to compete will depend in part upon many factors including the quality of the display, delivery, pricing and technical specifications. In addition there will be factors within and outside of our control, including customer support and the success and timing of product introduction and distribution by our customers. Our competitors may succeed in developing technologies and products that are equally or more efficient than any which are being developed by us which will render our technology, displays and other products obsolete and non-competitive.

      Our continued existence is dependent upon our ability to successfully develop, manufacture, market and sell our products. To date, we have received purchase orders from seven Chinese OEMs. We are currently offering two types of products to our customers and prospective customers primarily in China and South Korea. One product is sets of three of our proprietary SpatiaLight
imagEngine(TM) LCoS microdisplays. Our other product, the display unit, is comprised of three of our LCoS microdisplays fitted onto a light engine designed by SpatiaLight and Fuji and manufactured by Fuji. Our current microdisplay sets and display units each utilize more than 3.6 million pixels and are designed to be incorporated into High Definition televisions, rear projection monitors, home theater projection systems, video projectors and other display applications.

MARKETING, SALES AND DISTRIBUTION

Application and Markets

      We are currently working with a number of OEMs, primarily in China and South Korea, to use our microdisplay products in their end product applications. We do not believe that designing, selling and distributing end products for these diverse markets is in our own best interests. We are establishing relationships with OEMs and considering possibilities with respect to jointly developing end products that could be marketed and sold into those markets. We are also continuing to establish relationships with OEMs to incorporate our microdisplays into their end products. In high volume applications, we currently are and expect to continue custom designing our microdisplay products to fit a specific manufacturer's need for a specific product. We will also consider licensing our microdisplay products to large manufacturers who have the ability and desire to manufacture our displays for use in their final products. Our SpatiaLight imagEngine(TM) microdisplays can be incorporated into a wide variety of products such as High Definition televisions, rear-projection computer monitors, video projectors and head mounted displays.

      Our strategy is to focus our abilities on original equipment design (OED) of LCoS microdisplays and to work closely with OEMs to market end products utilizing our microdisplays. We are therefore dependent upon these OEMs for the manufacturing, marketing and selling of end products.

Manufacturing and Supply

      We lease clean room space in California where we currently manufacture our SpatiaLight imagEngine(TM) microdisplays. In addition, in January 2004, we leased an additional clean room at the same location as the existing clean room to address current and anticipated increased manufacturing demand. We believe that these current arrangements provide us with strong quality controls and effectively protect our proprietary technology in our products. Internal manufacturing is subject to certain risks described under "Risk Factors." We perform product testing of our microdisplays, analyze the results and take actions to refine the manufacturing process and enhance product design. We have developed statistical quality control procedures for our manufacturing process.

      We  currently  obtain  silicon  backplanes,   a  vital  component  in  our
microdisplays, from the Far East. The supply of silicon backplanes from suppliers does fluctuate and we may be subject to problems of availability.

      Since January 2003, we have entered into seven purchase order agreements, the terms and status of which are more fully described under the heading "Introduction" in this Item 1 and Note 1 and Note 8 in Item 8. Fuji Photo Optical Co., Ltd. (Fuji) is our current manufacturer of light engines being used with our microdisplay products to be sold to our current and prospective customers.

      Any termination of a manufacturing or supply contract could have a material adverse effect on our ability to meet our anticipated commitments to customers while we identify and qualify replacement manufacturers. We could become dependent on a manufacturer and any termination or cancellation of our agreement with the manufacturer could adversely affect our ability to manufacture our products.

COMPETITION

      Microdisplays are a subset of the display market (including television and video display). This display market subset consists of (1) reflective microdisplays produced on silicon backplanes, (2) transmissive microdisplays and
(3) emissive microdisplays. Companies competing in the reflective microdisplay market include Aurora, Brillian, eLCOS, Hitachi, Hughes/JVC, Intel, Philips, and Sony. These companies are all producing different forms of a liquid crystal display on a silicon backplane. A competitor in the reflective microdisplay market, although not using liquid crystals in the display, is Texas Instruments, which is producing a micro-mechanical structure of moving mirrors on a silicon backplane.

      Rapid and significant technological advances have characterized the microdisplay market. There can be no assurance that our displays will be representative of such advances or that we will have sufficient funds to invest in new technologies or products or processes. Although we believe that our displays have specifications and capabilities which equal or exceed that of commercially available LCD and Cathode Ray Tube (CRT) based display products, the manufacturers of these products may develop further improvements of their existing technology that would eliminate or diminish our anticipated advantage. In addition, numerous competitors have substantially greater financial, technical, marketing, distribution and other resources than we have. We may also face an aggressive, well-financed competitive response that may include misappropriation of our intellectual property or predatory pricing.

PATENTS AND INTELLECTUAL PROPERTY

         Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technologies. SpatiaLight has been awarded six U.S. patents and we have other U.S. and international patent applications pending. There can be no assurance as to the degree of protection offered by these patents or as to the likelihood that pending patents will be issued. Our competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products or intentionally infringe upon our patents.

         The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to us. This can be particularly true in foreign countries. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease selling our products.

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

RESEARCH AND DEVELOPMENT

      We incurred research and development expenses of approximately $2,681,000 million in 2003 and $3,639,000 in 2002. Research and development expenses are those costs incurred for personnel and experimental materials for the design and development of new products, including approximately $800,000 in pre-production tooling costs for test designs in 2002. We believe that the development of new products will be required to allow us to compete effectively and to achieve future revenues. We currently have 11 full-time employees whose duties include research and development and seven full-time employees whose duties include manufacturing. We intend to continue our product development programs, focusing on increasing the display specifications including resolution, color and manufacturing processes. We believe that such developments will be required to exploit future markets.

EMPLOYEES

      As of December 31, 2003, the Company had 28 full-time employees and three part-time engineering contractors. Full-time employment is divided among three functional areas with 11 in research and development, seven in manufacturing and 10 in management/finance/administration. In July 2003, we hired a Chief Financial Officer and an Executive Vice President of Strategic Planning, both of whom serve as executive officers. Employees are not represented by any collective bargaining organizations. We consider our relations with our employees to be good.

ITEM 2.    DESCRIPTION OF PROPERTY

      Our headquarters are located at Five Hamilton Landing, Suite 100, Novato, California. Our premises, which were designed and built-out to our specifications, encompass our corporate offices, quality assurance and testing facilities and optics laboratories. The facility aggregates 14,000 square feet and the lease continues through August 2009. We also lease clean room space in California where we currently manufacture our SpatiaLight imagEngine(TM) microdisplays. In addition, in January 2004, we leased an additional clean room at the same location as the existing clean room to address current and anticipated increased manufacturing demand. We believe these facilities are suitable to meet our current and immediate future needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

         Trading in our Common Shares has been conducted on the Nasdaq SmallCap Market since May 24, 2000 under the symbol "HDTV." Because we are traded on the SmallCap Market, our securities may be less liquid, receive less coverage by security analysts and news media and generate lower prices than might otherwise be obtained.

      The following table sets forth, for the calendar quarters indicated, the range of high and low quotations for our Common Shares, as reported by Commodity Systems, Inc.

                               HDTV COMMON SHARES

                                                         Fiscal 2003
                                                    High             Low
                                                    ----             ---
              First Quarter                         3.95             2.03
              Second Quarter                        3.05             1.89
              Third Quarter                         5.00             2.40
              Fourth Quarter                        6.39             4.29

                                                         Fiscal 2002
                                                    High             Low
                                                    ----             ---
              First Quarter                         8.15             3.18
              Second Quarter                        5.24             2.95
              Third Quarter                         3.95             2.05
              Fourth Quarter                        4.25             1.79

      The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

      As of March 16, 2004, there were approximately 489 holders of record of our Common Shares and the closing price per share was $4.32 as reported on the Nasdaq SmallCap Market. The Common Shares represent the only class of securities outstanding as of this filing.

      In June 2003 the shareholders approved an amendment to the Corporation's Restated Certificate of Incorporation, as amended, to increase the number of authorized Common Shares, par value $0.01, from 40,000,000 to 50,000,000.

      To date, we have not paid a dividend on our Common Shares. The payment of future dividends is subject to our earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant. It is unlikely that dividends will be paid in the foreseeable future.

Sales of Unregistered Securities

      In October 2003, the Company issued 31,250 Common Shares upon the exercise of a warrant. The purchase price was $3.50 per share and total cash received was $109,375.

      In August 2003, the Company issued 1,212,061 Common Shares and 303,015 fully vested warrants with a strike price of $3.29 for net proceeds of $2,538,851.

      In May 2003, the Company issued 2,796,325 Common Shares at $1.84 per share and 669,080 fully vested warrants with a purchase price of $2.65. Net proceeds received were $4,974,935.

      On December 31, 2002, the Company issued 50,000 Common Shares upon the exercise of a warrant. The shares were purchased at $2.42; total cash received was $121,000.

      During 2001, the Company sold 391,036 Common Shares under private stock purchase agreements. The purchase prices range from $1.75 to $2.40; total cash received was $785,146.

      On October 1, 2001, the Company sold 100,000 Common Shares under a private stock purchase agreement. The stock was sold at $1.75 per share and was due in four equal installments. The entire amount was paid on December 31, 2001.

      On May 15, 2001, the Company sold 600,000 Common Shares under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $262,500. The balance of $787,500 was to be paid in three equal quarterly installments of $262,500. An escrow agent is holding the certificates for the shares being purchased until all three installments have been paid in full. At December 31, 2003 the remaining balance is $127,500.

      On October 5, 2001, the Company sold 1,346,268 shares of common stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. The balance of $2,517,521 was received in the form of a non-interest bearing stock subscription receivable, to be paid in four equal quarterly installments. At December 31, 2001 the remaining balance was $2,504,058. During the first quarter of 2002, the purchaser defaulted under the second agreement, resulting in the cancellation of the stock purchase agreement. The 1,346,268 shares have been restored to the status of authorized but unissued shares. The cancellation had no impact on the Company's results of operations.

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

      We have used proceeds from the above-described securities transactions to reduce our liabilities, for working capital purposes and for other general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.


                                                                                                 NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES                                             FUTURE ISSUANCE UNDER
                               TO BE ISSUED UPON                                              EQUITY COMPENSATION PLANS
                            EXERICSE OF OUTSTANDING         WEIGHTED-AVERAGE EXERCISE       (EXCLUDING SECURITIES REFLECTED
 PLAN CATEGORY                     OPTIONS                 PRICE OF OUTSTANDING OPTIONS              IN COLUMN (A)
---------------------------------------------------------------------------------------------------------------------------
                                    (a)                             (b)                                   (c)
                               --------------------------------------------------------------------------------------------
Equity Compensation Plans
(1999 Stock Option Plan)
Approved by Security Holders       3,252,333                        $2.60                                415,417

Equity Compensation Plans
(Outside the 1999 Stock
Option Plan) Not Approved
by Security Holders                1,700,000                        $4.51                                      -

*     For more information see Note 6 to the Consolidated Financial Statements.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

      The selected financial data as of, and for the periods ended, December 31, 2003, 2002, 2001, 2000 and 1999 presented below have been derived from the audited consolidated financial statements of SpatiaLight. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein, in order to fully understand factors that may affect the comparability of the financial data presented below.



STATEMENT OF OPERATIONS:

                                                                                Year Ended December 31,

                                                          2003            2002           2001           2000           1999
                                                       ------------    ------------   ------------   ------------   ------------

Sales                                                  $    221,252    $          -   $          -       $ 65,650   $     62,000
Cost of Goods Sold                                         (708,320)       (286,000)             -        (16,625)       (10,945)
                                                       ------------    ------------   ------------   ------------   ------------
Gross Margin (deficit)                                     (487,068)       (286,000)             -         49,025         51,055

   Operating expenses                                     6,322,750       6,001,881      4,907,032      6,130,284      4,039,443
   Stock-based general and administrative expenses        1,985,720         713,001      2,938,062      1,162,902      1,935,504

       Total operating expenses                           8,308,470       6,714,882      7,845,094      7,293,186      5,974,947
                                                       ------------    ------------   ------------   ------------   ------------

       Operating loss                                    (8,795,538)     (7,000,882)    (7,845,094)    (7,244,161)    (5,923,892)
                                                       ------------    ------------   ------------   ------------   ------------
Other income (expenses):

        Net interest and other expense                     (137,167)       (245,659)      (234,536)       (26,762)       (94,009)
        Stock-based interest expense                       (583,672)     (1,779,147)    (1,824,864)      (561,346)    (1,389,585)
                                                       ------------    ------------   ------------   ------------   ------------
          Total other income (expenses)                    (720,839)     (2,024,806)    (2,059,400)      (588,108)    (1,483,594)
Income tax expense                                                -           2,225          7,233          1,600          3,375
                                                       ------------    ------------   ------------   ------------   ------------

Net loss                                               $ (9,516,377)   $ (9,027,913)  $ (9,911,727)  $ (7,833,869)  $ (7,410,861)
                                                       ============    ============   ============   ============   ============

Net loss per share - basic and diluted                 $      (0.34)   $      (0.37)  $      (0.46)  $      (0.41)  $      (0.57)
                                                       ============    ============   ============   ============   ============

Weighted average shares used in computing
   net loss per share- basic and diluted                 28,173,770      24,578,226     21,469,960     19,178,639     12,964,597
                                                       ============    ============   ============   ============   ============



BALANCE SHEET DATA:                                                                   December 31,

                                                           2003            2002           2001           2000           1999
                                                       ------------    ------------   ------------   ------------   ------------

Cash and cash equivalents                               $ 6,359,969       $ 575,663    $ 2,728,134    $ 1,035,957    $ 1,236,609

Inventory                                                   779,617         275,959              -              -          5,036

Working capital (deficit)                                 6,228,782        (807,891)      (868,056)    (2,061,234)       319,331

Total assets                                              8,349,696       2,058,454      3,488,002      1,800,530      1,679,585

Convertible notes                                         1,155,000       4,207,232      3,137,284      2,782,453      1,216,337

Total stockholders' equity (deficit)                      5,813,275      (4,373,806)      (213,346)    (1,463,178)      (562,088)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

      We manufacture microdisplays that provide high-resolution images suitable for applications such as high definition television, rear projection computer monitors and video projectors, and potential applications such as use in wireless communication devices, portable games and digital assistants. Our revenues through December 31, 2003 have been derived from the sales of a limited quantity of our commercial microdisplay products.

      From 2001 through 2003, we entered into agreements or memoranda of understanding with original equipment manufacturers (OEMs) in China and the Republic of South Korea contemplating the purchase by these prospective customers of our display units and/or SpatiaLight imagEngine(TM) microdisplays for use in certain of their products. All of these agreements generally require that we supply prototypes of our display units and/or SpatiaLight imagEngine(TM) microdisplays and that they meet technical criteria satisfactory to each of such prospective customers.

      In late January 2003, we announced that we signed a purchase order agreement with Skyworth Display, one of the Chinese OEMs with which we had an agreement to test prototypes of our microdisplay products, for the purchase by Skyworth of 14,100 SpatiaLight display units during a one year delivery period. The purchase order originally provided for 200 units to be delivered in February and an additional 200 units in each of March and April 2003. Skyworth and we subsequently agreed to delay the first delivery of units. To date, we have completed shipment of 100 of the 200 units originally scheduled for delivery in the first month. Skyworth has recently advised us that it has decided to change the screen size format of the LCoS televisions that it intends to manufacture using our display units. As a result, Skyworth is making necessary changes to certain of its internally developed electronics components, which Skyworth has advised us will occur in the immediate future. We expect to ship the remainder of the first 200 units after Skyworth completes these changes. Following the initial delivery provisions of 200 units per month for the first three months, we are scheduled to deliver 1,500 units per month until the order is completed. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions.

      In September 2003, we announced that we signed a purchase order agreement with China Electronics Corporation (CEC), another of the Chinese OEMs with which we had an agreement to test prototypes of our microdisplay products, for the purchase by CEC of 2,000 display units from us. The agreement provides for an initial delivery of ten display units, which was completed in September, with a second delivery of 100 units to follow in the future. Additional shipments will be made periodically according to a schedule to be determined by CEC and us. Pursuant to the terms of the purchase order, the current obligations of CEC are backed by letters of credit in our favor. The purchase order is cancelable by CEC after delivery of 110 units and is subject to other customary terms and conditions.

      In October 2003, we announced that we had signed a purchase order agreement with Nanjing Panda Electronics Co. (Panda), a third Chinese OEM with which we had an agreement to test prototypes of our microdisplay products, for the purchase of 2,610 display units by Panda. The agreement provides for an initial television box integration phase, which was recently completed. The agreement then provides for delivery of ten display units to Panda, which we expect to occur in the immediate future, with a second delivery of 100 display units to follow. Subsequent shipments under the purchase order will be made periodically according to a schedule to be determined by the parties. Pursuant to the terms of the purchase order, the obligations of Panda will be backed by letters of credit in our favor. The purchase order is cancelable by Panda after delivery of ten display units and is subject to other customary terms and conditions.

      In December 2003, we signed a purchase order agreement with SCT Optronics Company Ltd. (SCT), a Chinese OEM, for the purchase of 2,020 display units from SpatiaLight. The initial shipment of ten display units provided for under the agreement was completed in December 2003. Future shipments are scheduled to be made periodically according to a schedule to be finally determined by SCT and us. The purchase order is cancelable by SCT after delivery of ten display units and is subject to other customary terms and conditions.

      In December 2003, we signed a purchase order agreement with Shanghai China Display Co., Ltd. (China Display), another Chinese OEM with which we had an agreement to test prototypes of our microdisplay products. The agreement provides for the purchase by China Display of 1,000 sets of three SpatiaLight imagEngine(TM) microdisplays. Pursuant to the purchase order, we completed an initial delivery of 100 microdisplay sets to China Display in December 2003. A second delivery of 300 sets and a third delivery of 600 sets are to follow. The entire order is scheduled to be completed within a three-month period. We may mutually agree with China Display to revise the delivery schedule. Pursuant to the terms of the purchase order, the obligations of China Display will be backed by three letters of credit, the first of which was issued and paid to us. The purchase order is not cancelable by China Display, according to the terms of the purchase order, because the delivered microdisplay sets met China Display's specifications. The purchase order is subject to other customary terms and conditions.

      In December 2003, we signed a purchase order agreement with Global Display Limited, a Chinese OEM, for the purchase of 2000 display units from SpatiaLight. Shipments are scheduled to be made periodically according to a schedule to be finally determined by the parties. The purchase order is cancelable by Global Display after the initial delivery of ten display units provided for under the agreement and is subject to other customary terms and conditions.

      We are also currently negotiating the terms of purchase orders for our products with certain other prospective customers, primarily in China and South Korea, some of whom are parties to the agreements or memoranda of understanding described in this Item 7. One of these parties is a large electronics manufacturer in South Korea that we signed a development agreement with contemplating the purchase of sets of SpatiaLight imagEngine(TM) microdisplays. With respect to prospective purchase orders, there are significant open issues that have to be finally negotiated, including prices and quantities of our products. We cannot assure whether we will receive any purchase orders binding on any of these companies for their purchase of our microdisplay products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers are subject to certain contingencies described under "Risk Factors" in this Item 7. We are no longer working with Daewoo Electronics, with which we had an MOU.

LIQUIDITY AND CAPITAL RESOURCES

      Through December 31, 2003, we have sustained recurring net losses from operations and, at December 31, 2003, we had net equity of approximately $5,813,000. During 2003, we experienced negative cash flows from operating activities of approximately $7,563,000 and a net loss of approximately $9,516,000. Our operations were funded in 2003 by the exercise of warrants and options of approximately $850,000, from the private placements of $12.5 million of equity securities, including the sale to certain private purchasers, in late December 2003, of $5.0 million of equity securities that had been included in a "Shelf" Registration Statement, and approximately $221,000 of revenues generated from the commercial sale of a limited quantity of our microdisplay products.

      As of December 31, 2003, the Company had approximately $6,360,000 in cash and cash equivalents, an increase of approximately $5,784,000 from the December 31, 2002 amount of $576,000. Our net working capital at December 31, 2003, was approximately $6,229,000, compared to a net working capital deficit of approximately $808,000 at December 31, 2002.

      Net cash used by operating activities totaled approximately $7,563,000 and $5,059,000 in 2003 and 2002, respectively. The increase was due to an increase in inventory for production needs in 2004 and a reduction in accounts payable to vendors. Net cash provided by financing activities was approximately $13,872,000 and $3,188,000 in 2003 and 2002, respectively, resulting from net proceeds of $12,500,000 raised in three separate equity private placement transactions in 2003.

      As of December 31, 2003, we had an accumulated deficit of approximately $58,274,000. We have realized significant losses in the past and expect that these losses will continue until we start to receive significant revenues from the sale of our products. We generated revenues of $221,000 from operations during 2003. The ramp up in manufacturing and commercialization of our microdisplays will require substantial expenditures during 2004. Although we are expecting to generate revenues from purchase orders in 2004, we may continue to operate at a loss during 2004. There can be no assurance that our business will operate on a profitable basis thereafter.

      We anticipate that our cash expenditures during 2004 will approximate $500,000 per month, or $6.0 million for the year, without regard to any revenues in 2004. We expect to meet our cash needs with our existing cash balances and collections from stock subscription receivable of approximately $1,097,000 and from the exercise of warrants held by existing investors. In addition, we expect to fund working capital requirements by receiving payments from our customers in connection with signed purchase orders and by considering opportunities to obtain debt financing. There can be no assurances that we will be able to obtain such debt financing or that existing investors will exercise their warrants.

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

      We have long-term contractual obligations and commitments primarily with regards to payment of debt and lease arrangements.

      The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2003:

                                                                        PAYMENTS DUE BY PERIOD
                                                                                                2008 and
        Contractual obligations               2004          2005         2006        2007        beyond        Total
----------------------------------------   -----------  -----------  -----------  -----------  -----------  -----------

Employment Agreements                      $   520,000  $   180,000  $         -  $         -  $         -  $   700,000

Long-term convertible debt                           -    1,188,000            -            -            -    1,188,000

Operating lease commitments                    520,305      458,996      446,853      459,040      792,419    2,677,613

Purchase Commitments                           978,450            -            -            -            -      978,450
                                           -----------  -----------  -----------  -----------  -----------  -----------

Total contractual cash obligations         $ 2,018,755  $ 1,826,996  $   446,853  $   459,040  $   792,419  $ 5,544,063
                                           ===========  ===========  ===========  ===========  ===========  ===========


RESULTS OF OPERATIONS

      Revenues. The Company recognized revenues of $221,000 for the year ended December 31, 2003. Revenues were related to initial shipments against purchase orders signed in 2003. No revenues were recognized in 2002 and 2001.

      Cost of Goods Sold. Cost of goods sold was $708,320, $286,000 and $0 in 2003, 2002 and 2001, respectively. In 2003, cost of goods sold consisted of product costs of $192,000, lower of cost or market adjustment of $311,000 as our initial inventory components were at a cost higher than we expect to incur for future purchase, and an inventory write-down of $205,000 resulting from a physical count as we moved from preproduction to production. In 2002, cost of sales consisted of an inventory adjustment to lower of cost of market of $286,000.

      Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $3,641,000, $2,363,000 and 2,260,000 in 2003, 2002 and 2001, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance, and office expenses. Salaries and related taxes and benefits increased approximately $889,000 in 2003 over 2002 as a result of the reassignment of employees from research and development to general and administrative and the increase in the number of general and administrative staff, which was due to the transition toward commercial manufacturing of our microdisplay products. An additional increase is due to fees of $250,000 reimbursed to Robert A. Olins, our Acting Chief Executive Officer, for fees incurred in conjunction with the May 2003 private placement (see Note 2 to the Consolidated Financial Statements under Item 8 of this Report) and an increase in rent expense of $137,000. The increase in expenses for 2002 over 2001 are due to an increase of $160,000 in legal fees pertaining to normal business and an increase in recruiting expenses related to a Chief Operating Officer search of $70,000. These increases were off set by a $146,000 decrease in insurance expense resulting from a change in carrier, a decrease in coverage and an increase in employee contribution for medical expenses.

      Stock-based general and administrative expenses. Stock-based general and administrative expenses were approximately $1,986,000, $713,000 and $2,938,000 in 2003, 2002 and 2001, respectively. The amounts incurred in 2003, 2002 and 2001 relate to Common Shares, options to purchase Common Shares and warrants issued in exchange for services. The increase in 2003 when compared to 2002, relates primarily to stock-based expense of approximately $1,300,000 associated with the May 2003 private placement. Of this amount, $959,000 related to the deemed beneficial pricing of shares and warrants purchased by Robert A. Olins, Acting Chief Executive Officer. The decrease in 2002 when compared to 2001, relates primarily to expenses incurred in 2001 related to stock options granted as compensation to directors valued at $1,655,000, as well as the issuance of 200,000 Common Shares granted as employee compensation valued at $740,000, the market value of the stock at the date of issuance. The 200,000 Common Shares referred to above in December 2001 were issued to our former Director of Corporate Development (DCD). In 2002, 60,000 Common Shares were issued as compensation valued at $220,000, the market value of the stock at the date of issuance. The shares were issued in consideration of services rendered by the DCD with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers. See Note 2 to the Consolidated Financial Statements under Item 8 of this Report.

      Research and development expenses. Research and development expenses were approximately $2,681,000 at December 31, 2003, $3,639,000 at December 31, 2002
and $2,647,000 at December 31, 2001. The increase from 2001 when compared to 2002, and subsequent decrease in 2003 is due to costs of approximately $800,000, expensed in 2002, related to test units and the purchase of prototype engines for testing purposes. Additional decrease in 2003 over 2002 is due to reassignment of existing employees to general and administrative, offset by hiring of new employees.

      Interest income. Interest income was approximately $72,000, $16,000, and $21,000 in 2003, 2002, and 2001, respectively. The increase in interest income in 2003 was due to interest earned on a stock subscription receivable from a shareholder. See Note 2 to the Consolidated Financial Statements under Item 8 of this Report.

      Interest expense. Interest expense was approximately $213,000, $261,000, and $269,000 in 2003, 2002, and 2001, respectively. These amounts are consistent with the balances in notes payable.

      Stock-based interest expense. Stock-based interest expense of $584,000, $1,779,000 and $1,825,000 in 2003, 2002 and 2001, respectively, relates to the valuation of the beneficial conversion feature of interest converted and convertible into equity on the notes payable to Argyle Capital Management Corporation a company wholly owned by Robert A. Olins, Acting Chief Executive Officer of the Company based on the intrinsic value of the conversion feature. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. The notes were extended until June 2005 resulting in a lower monthly amortization of the beneficial conversion in 2003. In addition, amortization of discounts on the Argyle and Alabama Group notes is included in stock-based interest expense.

      Loss before income taxes. Losses before income taxes were $9,516,000, $9,026,000, and $9,905,000 in 2003, 2002 and 2001, respectively. This increase from 2002 to 2003 is due primarily to increases of approximately $1,272,000 of stock-based general and administrative expenses, an increase of $1,278,000 in general and administrative in 2003 compared to 2002, offset by a decrease of approximately $958,000 in research and development expenses incurred as a result of pre-production tooling costs and purchase of prototype engines of approximately $800,000 and a decrease in stock-based interest expense of
approximately  $1,195,000,   due  to  decrease  in  monthly  amortization  of
beneficial conversion feature on notes payable. The decrease from 2001 to 2002 is due primarily to a decrease of approximately $2,225,000 of stock-based general and administrative expenses in 2002 compared to 2001. This decrease was offset by an increase of approximately $992,000 in research and development expenses incurred as a result of pre-production tooling costs of approximately $800,000 and the purchase of prototype light engines for testing purposes.

         Income taxes. Income taxes consist primarily of minimum state tax requirements. See Note 5 to the Consolidated Financial Statements under Item 8 of this Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

         Revenue Recognition - We enter into commercial transactions to sell our products. We evaluate revenue recognition for these transactions using the following criteria (collectively called the Revenue Recognition Criteria):

o Evidence of an arrangement: Before revenue is recognized, we must have evidence of an agreement with the customer reflecting the terms and conditions to deliver our products.
o Delivery: For products, delivery is considered to occur when title and risk of loss have been transferred.
o Fixed or determinable fee: We consider a fee to be fixed or determinable if the fee is not subject to refund or adjustment. If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable. We do not consider a fee to be fixed and determinable if any amount is due more than 180 days from the delivery date. Payment terms of less than 180 days are evaluated based upon the country in which the arrangement is entered into to assess whether the fee is fixed and determinable.
o Collection is deemed reasonably assured: Collection is deemed reasonably assured if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not reasonably assured, we recognize revenue when collection becomes reasonably assured (generally upon cash collection).

      Inventory valuation - We value inventories at the lower of cost (based on the first-in, first-out method) or market value. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected selling price of the product based on historical recovery rates. If we assess the market value of our inventory to be less than costs we write it down to its replacement cost or its net realizable value. Our estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

      Research and Development - Our research and development costs are charged to expense when incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS 146, "Accounting for Costs
Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's financial condition or results of operations, but may affect any exit or disposal activities entered into in the future.

      In December 2002, the FASB issued (SFAS) 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. Adoption of this Statement did not have a material impact on the Company's financial condition or results of operation, as we are not currently planning to make a voluntary change to the fair value method of accounting for stock-based employee compensation. We did, however adopt the new disclosure provisions.

      In November 2002, the FASB issued FASB Interpretation (FIN) No. 45. "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Adoption of this Interpretation did not have a material impact on the Company's financial condition or results of operations. We did, however adopt the new disclosure provisions.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The Company does not have any variable interest entities that must be consolidated.

      In May 2003, FASB issued "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 in 2003 did not have a material impact on the Company's results of operation or financial position.

                                  RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE AND THEREFORE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY.

We have incurred losses to date and have experienced cash shortages. In 2003 and 2002, we incurred net losses of approximately $9,516,000 and $9,028,000, respectively. In addition, we had an accumulated deficit of $58.3 million as of December 31, 2003. We expect additional losses as we continue spending for production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

IF WE ARE UNABLE TO OBTAIN FURTHER FINANCING OR GENERATE REQUIRED WORKING CAPITAL, OUR ABILITY TO OPERATE COULD SUFFER OR CEASE.

      Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including investments in further research and development, equipment, facilities and production activities. Although our financial condition and liquidity have been assisted through the exercises of warrants and public and private purchases of our Common Shares, including the approximately $12.5 million raised by us in 2003 equity financings and $850,000 raised through exercises of stock options and warrants, we may still require additional financing to satisfy our increasing working capital requirements. Reliance for financing upon exercise of warrants, private equity purchase agreements and public offerings entails the additional risks of non-exercise of such warrants because of the prevailing market prices of our underlying Common Shares, default by purchasers under these agreements or inability to sell publicly registered shares. In the event that we are unable to obtain further financing, if any, on satisfactory terms, or we are unable to generate sales sufficient to offset our costs, or if our costs of development and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

WE ARE SUBJECT TO LENGTHY DEVELOPMENT PERIODS AND PRODUCT ACCEPTANCE CYCLES, WHICH MAY SIGNIFICANTLY HARM OUR BUSINESS.

      Our business model requires us to develop microdisplays that perform better than existing technologies, contract with one or more third-party manufacturers to manufacture our display units in bulk, and sell the resulting display units to original equipment manufacturers that will then incorporate them into their products. Original equipment manufacturers make the determination during their product development programs whether or not to incorporate our SpatiaLight imagEngine(TM) microdisplays and/or display units in their products. This requires us to invest significant amounts of time and capital in designing our SpatiaLight imagEngine(TM) microdisplays and/or display units before we can be assured that we will generate any significant sales to our customers or even recover our investment. If we fail to recover our investment in the SpatiaLight imagEngine(TM) microdisplays and/or display units, it could seriously harm our financial condition. In addition, the length of time that our products may be successfully received by our customers could be limited by the acceptance of new technologies developed by our competitors.

WE  INCUR  SUBSTANTIAL   RESEARCH  AND  DEVELOPMENT  COSTS  IN  CONNECTION  WITH
TECHNOLOGIES THAT MAY NOT BE SUCCESSFUL.

      We currently have eleven full-time engineering and seven full-time manufacturing personnel based in California working on microdisplays. This staffing creates significant research and development costs that may not be recouped. Even if our current microdisplays become accepted or successful, due to the rapid technological changes in our industry, we must continue to use, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays. As a result, we expect to continue incurring significant research and development costs.

WE ARE CURRENTLY MANUFACTURING AND SHIPPING OUR MICRODISPLAYS, BUT UNANTICIPATED DIFFICULTIES IN MANUFACTURING OUR MICRODISPLAYS MAY MAKE IT DIFFICULT TO MEET
CUSTOMER DEMANDS FROM TIME TO TIME AND OUR OPERATING RESULTS COULD BE SIGNIFICANTLY HARMED BY SUCH DIFFICULTIES.

      We need to work closely with our manufacturing sources to assure production of our current microdisplays. Problems in production or lower than expected manufacturing yields could significantly harm our business because we will have already incurred the costs for the materials used in the microdisplay manufacturing process. These problems could cause delays that might lead our potential customers to seek other sources.

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

      Our microdisplays are assembled by combining the silicon backplanes with electronic components. The design and manufacture of liquid crystal displays and display units are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. We lease clean room space in California where we currently manufacture our SpatiaLight imagEngine(TM) microdisplays. In addition, in January 2004, we leased an additional clean room at the same location as the existing clean room to address current and anticipated increased manufacturing demand. We believe that these current arrangements provide us with strong quality controls and effectively protect our proprietary technology in our products, but the risks discussed above associated with the highly complex processes of manufacturing these liquid crystal microdisplays remain applicable.

      We continue to have working arrangements with the manufacturer of the light engines and lamps required in the assembly of our display units. We have entered into an agreement for the supply of prisms and filters which are also required for the assembly of such units. We do not have other such written agreements which are binding upon the manufacturers of the other components and no such manufacturer is bound to furnish us with any specific quantities of their products at previously specified prices. At this date, we are not aware that any of our component manufacturers have known shortages of critical material.

      Because the manufacture of our SpatiaLight imagEngine(TM) microdisplays involves highly complex processes and technical problems may arise, we, in our capacity as manufacturing our liquid crystal microdisplays, which are an integral part of the display units, cannot assure the manufacturing yields of our products. Current purchase orders and future purchase orders, as to which we cannot give any assurance, will require us to produce greater quantities of our microdisplay products than we have produced in the past. Problems in production, including problems associated with increasing our production output or lower than expected manufacturing yields could significantly harm our business and operating results. In addition, the complexity of our manufacturing processes will increase as the sophistication of our microdisplays and display units increases, and such complexities may lend to similar difficulties that could harm our business and operating results.

IF MARKETS FOR OUR PRODUCTS DO NOT CONTINUE TO DEVELOP, OUR BUSINESS WILL LIKELY BE SIGNIFICANTLY HARMED.

      Various target markets for our microdisplays, including high-definition televisions, projectors, monitors, and portable microdisplays, are uncertain and may be slow to develop. In addition, companies in those markets could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance, although anticipated, is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. The acceptance of our display units and/or SpatiaLight imagEngine(TM) microdisplays will be dependent upon the pricing, quality, reliability and useful life of these units compared to competing technologies, as to which there can be no assurance. In order for us to succeed, not only must we offer end-product manufacturers better and less expensive microdisplays than our competitors, but the manufacturers themselves must also develop commercially successful products using our microdisplays. SpatiaLight's marketing efforts are focused on developing strategic customer and governmental relationships in China and the Republic of South Korea. Our failure to sell our microdisplays to such manufacturers or the failure of the ultimate target markets to develop as we expect will negatively effect our anticipated growth.

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

      We currently have purchase order agreements with a limited number of customers. Despite our reasonable efforts to retain these customers, and obtain new customers we may not be successful in either of these regards. The loss of any one or more of these customers or a failure to obtain new customers could materially harm our business and financial condition.

WE CANNOT ASSURE YOU THAT WE WILL OBTAIN ADDITIONAL PURCHASE ORDERS FROM OUR CURRENT OR PROSPECTIVE CUSTOMERS, OR, IF WE DO, THAT SUCH ORDERS WILL GENERATE SIGNIFICANT REVENUES.

      From 2001 through 2003, we entered into agreements or memoranda of understanding (MOU) with original equipment manufacturers (OEMs) in China and the Republic of South Korea for testing of our microdisplay products in contemplation of definitive purchase order agreements. All of these agreements generally require that we supply prototypes of our display units and/or SpatiaLight imagEngine(TM) microdisplays and that they meet technical criteria satisfactory to each of such prospective customers. To date, we have received purchase orders from seven Chinese OEMs. Certain other prospective customers have advised us that they are satisfied with the results of the testing of the prototypes under their agreements or MOUs with the Company and we are currently negotiating terms of purchase orders for our display units and/or SpatiaLight imagEngine(TM) microdisplays with each of them. There are significant open issues with respect to these prospective purchase orders that have to be finally negotiated, including prices and quantities of our products. We cannot offer assurance that we will receive, in the future, binding purchase orders from any of these companies for their purchase of our microdisplay products.

      In addition, even if we receive purchase orders from our current or prospective customers for our microdisplay products, we may have problems implementing volume production of such microdisplay products. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change, and product obsolescence. Manufacturers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. Therefore, even if we obtain purchase orders from several current or prospective customers, we cannot assure you that these agreements will result in significant revenues to us.

IF OUR CUSTOMERS' PRODUCTS ARE NOT SUCCESSFUL, OUR BUSINESS WOULD BE MATERIALLY HARMED.

      We do not currently sell any products to end-users. Instead, we design and manufacture various product solutions that our customers (i.e., OEMs) may incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers' products. Any significant slowdown in the demand for our customers' products would materially harm our business.

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

THE ELECTRONICS INDUSTRY IS HIGHLY COMPETITIVE, WHICH MAY RESULT IN LOST SALES OR LOWER GROSS MARGINS.

      We serve highly competitive industries that are characterized by price erosion, rapid technological change and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins and lower market share. Some of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution and other resources than we possess. As a result, they may be able to introduce new products and respond to customer requirements more quickly and effectively than we can.

      Our competitive position could suffer if one or more of our customers decide to design and manufacture their own microdisplay products, to contract with our competitors, or to use alternative technologies. In addition, our customers typically develop a second source. Second source suppliers may win an increasing share of a program. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

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

THE MARKET PRICE OF OUR COMMON SHARES IS HIGHLY VOLATILE.

      The market price of our Common Shares has been highly volatile, reflecting reported losses and receipt of additional financing. Other companies have found similar volatility correlates with class action securities lawsuits although to date we have not been a defendant in any such lawsuit. The trading price of our Common Shares in the future could continue to be subject to wide fluctuations in response to various factors, including the following:

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

BY FURTHER INCREASING THE NUMBER OF OUR COMMON SHARES THAT MAY BE SOLD INTO THE MARKET, ADDITIONAL OFFERINGS OF OUR EQUITY SECURITIES COULD CAUSE THE MARKET PRICE OF OUR COMMON SHARES TO DECREASE SIGNIFICANTLY, EVEN IF OUR BUSINESS OPERATIONS ARE PERFORMING WELL.

      The total number of our Common Shares and warrants to purchase our Common Shares, sold in two private financings and one public financing completed in 2003 represents approximately 14.52% of the total number of our Common Shares that are issued and outstanding as of March 16, 2004. Sales of these shares, into and within the public market, or the perception that future sales of these Common Shares could occur, might adversely affect the prevailing market price of our Common Shares in the near future.

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

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR ABILITY TO COMPETE COULD BE HARMED.

      Our development and operations depend substantially on the efforts and abilities of our senior management and qualified technical personnel. Our products require sophisticated production, research and development and technical support. The competition for qualified management and technical personnel is intense. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse affect on us; particularly since currently we do not have any insurance policies in place to cover that contingency. Our success will depend upon our ability to attract and retain highly qualified scientific, marketing, manufacturing, financial and other key management personnel. We face intense competition for the limited number of people available with the necessary technical skills and understanding of our products and technology. We cannot assure you that we will be able to attract or retain such personnel or not incur significant costs in order to do so. If we are unable to protect our intellectual property from use by third parties, our ability to compete in the industry will be harmed.

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

o     intellectual property laws may not protect our intellectual property; and

o effective protection of intellectual property rights may be limited or unavailable in some foreign countries, such as China, in which we may operate. Specifically, although we consider the following unlikely because of the complex technological structure of our products, one or more of our current or prospective Chinese or Korean customers, or their respective employees or other persons including our competitors, that have or gain access to our products for testing purposes, may seek to misappropriate or improperly convert to their own use our intellectual property and a lack of adequate remedies and impartiality under the Chinese and Korean legal systems may adversely impact our ability to protect our intellectual property.

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

POLITICAL,   ECONOMIC  AND  REGULATORY  RISKS   ASSOCIATED  WITH   INTERNATIONAL
OPERATIONS MAY LIMIT OUR ABILITY TO DO BUSINESS ABROAD.

      A substantial number of our manufacturers, customers and suppliers are located outside of the United States, principally in the Far East. Our international operations are subject to political and economic conditions abroad, and protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, any of which could adversely affect our ability to manufacture or sell displays in foreign markets and to purchase materials or equipment from foreign suppliers. All of our current agreements with customers are governed by foreign law and therefore, are subject to uncertainty with regard to their enforceability.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We place all of our excess cash and cash equivalents in a checking account or money market account in the United States with a nationally reputable bank. We do not expect any material losses from the Company's placement of such cash balances and we believe that our interest rate exposure is modest. As of December 31, 2003, our cash and cash equivalents totaled $6,359,969.

      We do not have any immediate foreign currency exposure as nearly all of the Company's business is transacted in United States currency.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SpatiaLight, Inc.
Novato, California

We have audited the accompanying consolidated balance sheets of SpatiaLight, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpatiaLight, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

San Francisco, California

March 5, 2004


SPATIALIGHT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
                                                                          2003             2002
                                                                      -------------    -------------
ASSETS

Current assets

  Cash and cash equivalents                                             $ 6,359,969        $ 575,663
  Accounts receivable                                                       117,530                -
  Inventory                                                                 779,617          275,959
  Prepaids and other current assets                                         353,087          565,515
                                                                      -------------    -------------
          Total current assets                                            7,610,203        1,417,137

Property and equipment, net                                                 638,430          506,968
Other assets                                                                101,063          134,349
                                                                      -------------    -------------

               Total assets                                           $   8,349,696    $   2,058,454
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

  Accounts payable                                                    $     863,284    $   2,018,230
  Accrued expenses and other current liabilities                            518,137          206,798
                                                                      -------------    -------------
        Total current liabilities                                         1,381,421        2,225,028

Noncurrent liabilities

  Convertible notes                                                       1,155,000        4,207,232
                                                                      -------------    -------------

               Total liabilities                                          2,536,421        6,432,260
                                                                      -------------    -------------

Commitments

Stockholders' equity (deficit):
  Common stock, $.01 par value:
     50,000,000 shares authorized; 33,229,191 and 26,018,658
     shares issued and outstanding at 2003 and 2002                         332,292          260,187
Additional paid-in capital                                               61,046,425       45,550,830
Notes and stock subscription receivable                                  (1,096,926)      (1,426,999)
Common Stock Issuable                                                     3,805,685                -
Accumulated deficit                                                     (58,274,201)     (48,757,824)
                                                                      -------------    -------------
        Total stockholders' equity (deficit)                              5,813,275       (4,373,806)
                                                                      -------------    -------------

Total liabilities and stockholders' equity (deficit)                  $   8,349,696    $   2,058,454
                                                                      =============    =============

See accompanying notes to consolidated financial statements.


SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

                                                                           2003             2002            2001
                                                                      -------------    -------------   -------------

Sales                                                                       221,252                -               -
Cost of Goods Sold                                                         (708,320)        (286,000)              -
                                                                      -------------    -------------   -------------
Gross Margin                                                               (487,068)        (286,000)              -

Selling, general and administrative expenses:

   Selling, general and administrative expenses                           3,641,422        2,362,865       2,259,942
   Stock-based general and administrative expenses                        1,985,720          713,001       2,938,062
                                                                      -------------    -------------   -------------
          Total selling, general and administrative expenses              5,627,142        3,075,866       5,198,004

   Research and development expenses                                      2,681,328        3,639,016       2,647,090
                                                                      -------------    -------------   -------------


          Total operating expenses                                        8,308,470        6,714,882       7,845,094
                                                                      -------------    -------------   -------------

          Operating loss                                                 (8,795,538)      (7,000,882)     (7,845,094)
                                                                      -------------    -------------   -------------

Other income (expenses):

  Interest expense:

          Interest expense                                                 (213,362)        (261,314)       (268,905)
          Stock-based interest expense                                     (583,672)      (1,779,147)     (1,824,864)
                                                                      -------------    -------------   -------------
            Total interest expense                                         (797,034)      (2,040,461)     (2,093,769)

   Interest and other income                                                 76,195           15,655          34,369
                                                                      -------------    -------------   -------------

          Total other income (expenses)                                    (720,839)      (2,024,806)     (2,059,400)
                                                                      -------------    -------------   -------------

   Loss before income taxes                                              (9,516,377)      (9,025,688)     (9,904,494)

Income tax expense                                                                -            2,225           7,233
                                                                      -------------    -------------   -------------

Net loss                                                              $  (9,516,377)   $  (9,027,913)  $  (9,911,727)
                                                                      =============    =============   =============

Net loss per share - basic and diluted                                $       (0.34)   $       (0.37)  $       (0.46)
                                                                      =============    =============   =============

Weighted average shares used in computing
 net loss per share- basic and diluted                                   28,173,770       24,578,226      21,469,960
                                                                      =============    =============   =============

See accompanying notes to consolidated financial statements



SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                                                 COMMON STOCK           ADDITIONAL        NOTES
                                                                          SHARES           AMOUNT      PAID-IN CAPITAL  RECEIVABLE
                                                                       ------------     ------------    ------------   ------------
Balance January 1, 2001                                                  20,273,229     $    202,732    $ 28,152,273   $          -

Sale of common stock under private stock purchase
  agreements                                                              2,437,304           24,374       4,503,292     (3,480,021)

Conversion of notes and accrued interest                                    275,120            2,751         527,635              -

Discount on notes payable                                                         -                -       1,443,000              -

Issuance of stock, stock options and
    warrants for services                                                    21,889              219         402,508              -

Issuance of stock and options to employees and
    directors                                                               200,000            2,000       2,533,335              -

Exercise of stock options and warrants                                    2,604,244           26,042       4,349,836       (492,708)

Payments on notes receivable                                                      -                -               -      1,319,295

Net loss                                                                          -                -               -              -
                                                                       ------------     ------------    ------------   ------------



Balance, December 31, 2001                                               25,811,786     $    258,118    $ 41,911,879   $ (2,653,434)

Exercise of stock options and warrants, net of
   costs of  $132,610                                                     1,355,854           13,559       3,619,035     (1,747,347)

Payments on notes receivable                                                      -                -               -        982,443

Reversal of notes receivable                                               (197,005)          (1,970)       (614,765)       643,416

Repricing of warrants                                                             -                -          49,283        143,362

Installment note for shares not yet issued, net of
   related payments                                                               -                -       1,492,536     (1,292,536)

Accrued interest on notes receivable from stockholders                            -                -               -         (6,962)

Issuance of stock, stock options and
    warrants for services                                                    92,799              928         396,162              -

Issuance of stock and options to employees and
    directors                                                                60,000              600         315,311              -

Conversion of notes and accrued interest                                    241,492            2,415         813,985              -

Discount on notes payable                                                         -                -          58,000              -

Rescission of stock purchase agreement                                   (1,346,268)         (13,463)     (2,490,596)     2,504,059
Net loss
                                                                       ------------     ------------    ------------   ------------
Balance, December 31, 2002                                               26,018,658     $    260,187    $ 45,550,830   $ (1,426,999)


Exercise of stock options and warrants                                      365,624            3,657         541,124              -

Payments on notes receivable from stockholders                                    -                -               -        402,500

Accrued interest on notes receivable from stockholders                            -                -               -        (72,427)

Issuance of stock, stock options,
    and warrants for services                                                79,000              790         569,937              -

Issuance of options to employees and directors                                    -                -         195,387              -

Conversion of debt and accrued interest                                   1,580,820           15,807       3,929,439              -

Warrants issued in lieu of interest
    on short term borrowings                                                      -                -           6,647              -

Shares issued on exercise of warrant
    under 2002 installment note                                             746,268            7,463          (7,463)             -

May Private placement, net of issuance cost of $175,065                   2,796,325           27,963       4,946,972              -

Issuance of shares to third party for finder's
    fee in conjunction with May Private placement                           130,435            1,304         375,653              -

August Private placement net of issuance cost of $224,648                 1,212,061           12,121       2,526,731              -

December private placement,
    300,000 issued, 700,000 issuable in January                             300,000            3,000       1,452,255              -

Beneficial pricing on stock and warrants acquired in
   private placement                                                              -                -         958,913              -

Net loss                                                                                                                          -
                                                                       ------------     ------------    ------------   ------------
Balance, December 31, 2003                                               33,229,191     $    332,292    $ 61,046,425   $ (1,096,926)
                                                                       ============     ============    ============   ============
See accompanying notes to consolidated financial statements


                                                                                                          TOTAL
                                                                       ACCUMULATED     COMMON STOCK    STOCKHOLDERS'
                                                                         DEFICIT         ISSUABLE    EQUITY (DEFICIT)
                                                                       ------------     ------------    ------------


Balance January 1, 2001                                               $ (29,818,184)    $          -    $ (1,463,179)

Sale of common stock under private stock purchase
  agreements                                                                      -                -       1,047,645

Conversion of notes and accrued interest                                          -                -         530,386

Discount on notes payable                                                         -                -       1,443,000

Issuance of stock, stock options and
    warrants for services                                                         -                -         402,727

Issuance of stock and options to employees and
    directors                                                                     -                -       2,535,335

Exercise of stock options and warrants                                            -                -       3,883,170

Payments on notes receivable                                                      -                -       1,319,295

Net loss                                                                 (9,911,727)               -      (9,911,727)
                                                                       ------------     ------------    ------------
Balance, December 31, 2001                                            $ (39,729,911)    $          -    $   (213,348)

Exercise of stock options and warrants, net of
   costs of  $132,610                                                             -                -       1,885,247

Payments on notes receivable                                                      -                -         982,443

Reversal of notes receivable                                                      -                -          26,681

Repricing of warrants                                                             -                -         192,645

Installment note for shares not yet issued, net of
   related payments                                                               -                -         200,000

Accrued interest on notes receivable from stockholders                            -                -          (6,962)

Issuance of stock, stock options and
    warrants for services                                                         -                -         397,090

Issuance of stock and options to employees and
    directors                                                                     -                -         315,911

Conversion of notes and accrued interest                                          -                -         816,400

Discount on notes payable                                                         -                -          58,000

Rescission of stock purchase agreement

Net loss                                                                 (9,027,913)               -      (9,027,913)
                                                                       ------------     ------------    ------------
Balance, December 31, 2002                                            $ (48,757,824)    $          -    $ (4,373,806)


Exercise of stock options and warrants                                            -          305,685         850,466

Payments on notes receivable from stockholders                                    -                -         402,500

Accrued interest on notes receivable from stockholders                            -                -         (72,427)

Issuance of stock, stock options,
    and warrants for services                                                     -                -         570,727

Issuance of options to employees and directors                                    -                -         195,387

Conversion of debt and accrued interest                                           -                -       3,945,246

Warrants issued in lieu of interest
    on short term borrowings                                                      -                -           6,647

Shares issued on exercise of warrant
    under 2002 installment note                                                   -                -               -

May Private placement, net of issuance cost of $175,065                           -                -       4,974,935

Issuance of shares to third party for finder's
    fee in conjunction with May Private placement                                 -                -         376,957

August Private placement net of issuance cost of $224,648                         -                -       2,538,852

December private placement,
    300,000 issued, 700,000 issuable in January                                   -        3,500,000       4,955,255

Beneficial pricing on stock and warrants acquired in
   private placement                                                              -                -         958,913

Net loss                                                                 (9,516,377)               -      (9,516,377)

Balance, December 31, 2003                                            $ (58,274,201)     $ 3,805,685     $ 5,813,275

See accompanying notes to  financial statements




CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2003 AND 2002

Cash flows from operating activities:                                       2003           2002            2001
                                                                      -------------    -------------   -------------

Net loss                                                               $ (9,516,377)   $  (9,027,913)    $(9,911,727)
Adjustments to reconcile net loss to
  net cash used by operating activities:

  Inventory adjustment                                                      516,382          286,000               -
  Depreciation and amortization                                             393,302          381,916         290,293
  Stock-based general and administrative expense                          1,985,720          713,001       2,938,062
  Stock-based interest expense                                              583,672        1,779,147       1,824,864
  Accrued interest on notes receivble from shareholder                      (72,427)               -               -
  Changes in operating assets and liabilities:
     Accounts receivable                                                   (117,530)               -               -
     Inventories                                                         (1,020,040)        (561,959)              -
     Prepaid and other current assets                                       212,428         (406,895)         56,876
     Accounts payable                                                    (1,154,946)       1,624,202          46,924
     Accrued expenses and other current liabilities                         470,799          240,345         294,359
     Other assets                                                           156,079          (86,704)        (15,690)
                                                                      -------------    -------------   -------------

           Net cash used in operating activities                         (7,562,938)      (5,058,860)     (4,476,039)
                                                                      -------------    -------------   -------------

Cash flows from investing activities:

  Purchase of property and equipment                                       (524,764)        (281,818)       (326,774)
                                                                      -------------    -------------   -------------

           Net cash used in investing activities                           (524,764)        (281,818)       (326,774)
                                                                      -------------    -------------   -------------

Cash flows from financing actitivies:

  Payments on capital lease obligations                                           -           (4,483)         (5,121)
  Proceeds from issuance of short-term notes                                792,500          125,000         250,000
  Payment on short-term notes                                              (542,500)               -               -
  Payments from stock subscriptions
   and notes receivable from shareholders                                   402,500        1,182,443       1,319,295
  Payments on convertible notes                                            (100,000)               -               -
  Stock issuance costs                                                            -         (132,610)              -
  Proceeds from sales of common shares and warrants                      12,469,042                -       1,047,646
  Proceeds from exercise of warrants and options                            850,466        2,017,857       3,883,170
                                                                      -------------    -------------   -------------

           Net cash provided by financing activities                    13,872,008         3,188,207       6,494,990
                                                                      -------------    -------------   -------------

Net increase (decrease) in cash                                           5,784,306       (2,152,471)      1,692,177

Cash at beginning of period                                                 575,663        2,728,134       1,035,957
                                                                      -------------    -------------   -------------
Cash at end of period                                                 $   6,359,969    $     575,663   $   2,728,134
                                                                      =============    =============   =============
Supplemental disclosure of cash flow information:

  Income taxes paid during the period                                 $           -    $       2,225   $       7,233
                                                                      -------------    -------------   -------------
  Interest paid during the period                                     $      45,319    $         348   $      15,551
                                                                      -------------    -------------   -------------
Non cash financing activities:

   Common stock issued upon conversion of notes                       $   3,945,246    $     861,400   $     530,386
                                                                      -------------    -------------   -------------
   Sale of stock for stock subscription                               $           -    $           -   $   3,567,521
                                                                      -------------    -------------   -------------
   Exercise of warrants in exchange for notes receivable              $           -    $   1,392,536   $     492,708
                                                                      -------------    -------------   -------------
   Discount on convertible notes
    due to beneficial conversion feature                              $           -    $      58,000   $   1,443,000
                                                                      -------------    -------------   -------------
See accompanying notes to consolidated financial statements.


                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - SpatiaLight, Inc. (SpatiaLight or the Company) is in the business of manufacturing high-resolution microdisplays for applications such as high definition television, computer monitors, video projectors and other applications. From 2001 through 2003, the Company entered into agreements or memoranda of understanding with original equipment manufacturers (OEMs) in China and the Republic of South Korea contemplating the purchase by these prospective customers of the Company's display units and/or SpatiaLight imagEngine(TM) microdisplays for use in certain of their products. All of these agreements generally require that SpatiaLight supply prototypes of its display units and/or SpatiaLight imagEngine(TM) microdisplays and that they meet technical criteria satisfactory to each of such prospective customers.

      In late January 2003, SpatiaLight announced that it signed a purchase order agreement with Skyworth Display, one of the Chinese OEMs with which the Company had an agreement to test prototypes of its microdisplay products, for the purchase by Skyworth of 14,100 SpatiaLight display units during a one year delivery period. The purchase order originally provided for 200 units to be delivered in February and an additional 200 units in each of March and April 2003. Skyworth and SpatiaLight subsequently agreed to delay the first delivery of units. To date, SpatiaLight has completed shipment of 100 of the 200 units originally scheduled for delivery in the first month. Skyworth has recently advised the Company that it has determined to change the screen size format of the LCoS televisions that it intends to manufacture using SpatiaLight's display units. As a result, Skyworth is making necessary changes to certain of its internally developed electronics components, which Skyworth has advised the Company will occur in the immediate future. SpatiaLight expects to ship the remainder of the first 200 units after Skyworth completes these changes. Following the initial delivery provisions of 200 units per month for the first three months, the Company is scheduled to deliver 1,500 units per month until the order is completed. Pursuant to the terms of the purchase order, the obligations of Skyworth are required to be backed by letters of credit in SpatiaLight's favor. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions.

      In September 2003, SpatiaLight announced that it signed a purchase order agreement with China Electronics Corporation (CEC), another of the Chinese OEMs with which the Company had an agreement to test prototypes of its microdisplay products, for the purchase by CEC of 2,000 display units from the Company. The agreement provides for an initial delivery of ten display units, which was completed in September, with a second delivery of 100 units to follow in the immediate future. Additional shipments will be made periodically according to a schedule to be determined by CEC and SpatiaLight. Pursuant to the terms of the purchase order, the current obligations of CEC are backed by letters of credit in the Company's favor. The purchase order is cancelable by CEC after delivery of 110 units and is subject to other customary terms and conditions.

      In October 2003, SpatiaLight announced that it had signed a purchase order agreement with Nanjing Panda Electronics Co. (Panda), a third Chinese OEM with which the Company had an agreement to test prototypes of its microdisplay products, for the purchase of 2610 display units by Panda. The agreement provides for an initial television box integration phase, which was recently completed. The agreement then provides for delivery of ten display units to Panda, which the Company expects to occur in the immediate future, with a second delivery of 100 display units to follow. Subsequent shipments under the purchase order will be made periodically according to a schedule to be determined by the parties. Pursuant to the terms of the purchase order, the obligations of Panda will be backed by letters of credit in SpatiaLight's favor. The purchase order is cancelable by Panda after delivery of ten display units and is subject to other customary terms and conditions.

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001 (Continued)

      In December 2003, SpatiaLight signed a purchase order agreement with SCT Optronics Company Ltd. (SCT), a Chinese OEM, for the purchase of 2020 display units from the Company. The initial shipment of ten display units provided for under the agreement was completed in December 2003. Future shipments are scheduled to be made periodically according to a schedule to be finally determined by the parties. The purchase order is cancelable by SCT after delivery of ten display units and is subject to other customary terms and conditions.

      In December 2003, SpatiaLight signed a purchase order agreement with Shanghai China Display Co., Ltd. (China Display), another Chinese OEM with which the Company had an agreement to test prototypes of its microdisplay products. The agreement provides for the purchase by China Display of 1,000 sets of three SpatiaLight imagEngine(TM) microdisplays. Pursuant to the purchase order, SpatiaLight completed an initial delivery of 100 microdisplay sets to China Display in December 2003. A second delivery of 300 sets and a third delivery of 600 sets are to follow. The entire order is scheduled to be completed within a three-month period. SpatiaLight may mutually agree with China Display to revise the delivery schedule. Pursuant to the terms of the purchase order, the obligations of China Display will be backed by three letters of credit, the first of which was issued and paid to SpatiaLight. The purchase order is not cancelable by China Display, according to the terms of the purchase order, because the delivered microdisplay sets met China Display's specifications. The purchase order is subject to other customary terms and conditions.

      In December 2003, SpatiaLight signed a purchase order agreement with Global Display Limited, a Chinese OEM, for the purchase of 2000 display units from the Company. Shipments are scheduled to be made periodically according to a schedule to be finally determined by the parties. The purchase order is cancelable by Global Display after the initial delivery of ten display units provided for under the agreement and is subject to other customary terms and conditions.

      The  Company's   principal   executive  offices  are  located  in  Novato,
California. The Company was organized under the laws of the State of New York in 1989.

      Basis of Consolidation - The consolidated financial statements incorporate the accounts of SpatiaLight, Inc. and its wholly owned subsidiary, SpatiaLight Technologies, Inc., an inactive subsidiary formed in 2003. All significant intercompany business and transactions have been eliminated in consolidation.

      Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to inventory reserves and write-downs, which can be affected by a change in the market value and replacement cost of materials or a change in market price of products.

      Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2003 and 2002, $6,360,000 and $576,000,
respectively, of money market securities, the fair value of which approximates cost, are included in cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

      Accounts Receivable - Accounts receivable are customer obligations due under normal trade terms. Although the Company generally does not require collateral, letters of credit may be required from the Company's customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Were any accounts receivable balances determined to be uncollectible, the Company would provide for such balances in its allowance for doubtful accounts. If all attempts to collect a receivable failed, the receivable would be written off against the allowance. Based on the information available to the Company and its limited volume of sales, the Company has not established an allowance for doubtful accounts as of December 31, 2003.

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001 (Continued)

      Inventory. Inventories are valued at the lower of cost (based on the first-in, first-out method) or market value. Materials, labor and manufacturing overhead are included in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected selling price of the product based on historical recovery rates. If the market value of inventory is assessed to be less than cost, it is written down to its replacement cost or its net realizable value. Estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. The adjustment to adjust inventory to lower of cost or market value was $311,000, $286,000 and $0 in 2003, 2002 and 2001, respectively. Our initial inventory components were at a cost higher than we expect to incur for future purchase. Also, in 2003, we conducted a physical count for the first time as we moved from a preproduction phase to a production phase, which resulted in an additional inventory write-down of $205,000. The total inventory adjustment in 2003 was $516,000.

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

      Shipping and Handling Costs - The Company generally structures its purchase order agreements to provide that its customers shall be responsible for shipping and handling costs. In the event that shipping and handling costs, which are comprised of outbound freight and associated direct labor costs, are borne by the Company, such costs are recorded in general and administrative expense. To the extent that such costs are recouped from the customers, they are included in revenue.

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

      Research and Development - Research and development costs, including the costs of prototype and pre-production display units provided to prospective customers in China, are charged to expense when incurred.

      Financial Instruments - The Company's financial instruments include cash and cash equivalents and debt. At December 31, 2003 and 2002 the fair values of cash and cash equivalents and debt issued without equity components approximated their financial statement carrying amounts. For certain debt issued with equity instruments attached, little or no value has been assigned to the debt and the fair value of the debt on a stand-alone basis is not easily determinable.

      Stock-Based Compensation - The Company accounts for its stock-based compensation arrangements for employees, contractors and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." As such, compensation expense is recorded when, on the date of grant, the fair value

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001 (Continued)

of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company discloses the proforma effects of using the fair value method of accounting for stock-based compensation arrangements and records compensation expense for the fair value of options granted to non-employees.

      If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair values at date of grant for options granted have been estimated based on a modified Black-Scholes pricing model with the following weighted average assumptions:


                                                                                       2003             2002             2001
                                                                                   ------------     ------------     ------------
Dividend yield                                                                               --               --               --

Expected volatility                                                                          82%             100%             114%

Risk-free interest rates                                                                      2%               5%               6%

Expected lives                                                                        24 months        24 months        24 months

      The table  below  shows net income per share as if the Company had elected the fair value method of accounting for stock options

                                                                                       2003             2002             2001
                                                                                   ------------     ------------     ------------

Net loss as reported                                                               $ (9,516,377)    $ (9,027,913)    $ (9,911,727)

Add: stock-based employee compensation included
in reported net loss, net of any applicable related tax effects                         130,750           38,951        1,795,323

Deduct: total stock-based employee compensation
determined under fair value method for all awards,
net of any applicable related tax effects                                            (2,628,486)      (3,610,346)      (3,369,151)
                                                                                   ------------     ------------     ------------

Proforma net loss, as adjusted                                                     $(12,014,113)    $(12,599,308)    $(11,485,555)

Loss per share:

Basic and diluted, as reported                                                     $      (0.34)    $      (0.37)    $      (0.46)
Basic, as adjusted                                                                 $      (0.43)    $      (0.51)    $      (0.53)

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

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001 (Continued)


share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

      Reclassifications. Certain prior year amounts have been reclassified in order to conform to current year presentation.

Recently Issued Accounting Standards

      In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement of Financial Accounting Standards (SFAS) No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS No. 146, in many cases, would be recognized over time rather than up front. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this Statement did not have a material impact on the Company's financial condition or results of operations; however it may affect any exit or disposal activities in the future.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. Adoption of this Statement did not have a material impact on the Company's financial condition or results of operation; however the Company has provided the enhanced disclosures as required.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The Company does not have any variable interest entities that must be consolidated.

      In May 2003, FASB issued "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 in 2003 did not have a material impact on the Company's results of operation or financial position..

2.  ISSUANCE OF SECURITIES

Issuance of Shares in 2003

      On December 31, 2003, the Company issued 93,633 Common Shares upon the conversion of a short-term convertible note with an outstanding balance of $250,000. The conversion price was $2.67 per share.

      During 2003, the Company issued 142,360 Common Shares upon the conversion of interest of $354,476 (See note 3).

      During  2003,  the  Company  issued   1,344,827  Common  Shares  upon  the
conversion of notes payable of $2,775,000 and of accrued interest of $565,770 (See note 3).

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001 (Continued)

      In December, 2003, the Company completed a private placement of 1,000,000 Common Shares that were registered with the SEC in a "Shelf" Registration Statement at a price of $5.00 per share for net proceeds of $4,955,255 received in December 2003. 300,000 of these shares were issued prior to December 31, 2003, and the remaining shares are reflected in Common Shares issueable at December 31, 2003 and issued in January 2004.

      In August 2003, in a private financing transaction, the Company issued 1,212,061 Common Shares at $2.28 per share and 303,015 fully vested warrants, with a strike price of $3.29, and a term of five years in exchange for net proceeds of $2,538,852, with six purchasers, none of who is an affiliate of the Company. In addition, warrants to purchase 48,482 Shares were granted to the placement agent for the financing. There was no earnings impact for these warrants.

      In May 2003, in a private financing transaction, the Company issued 2,796,325 Common Shares at $1.84 per share and 699,080 fully vested warrants with a strike price of $2.65 in exchange for net proceeds of $4,974,935. Of this amount, 1,357,441 shares and 339,360 warrants were purchased by Robert A. Olins, Acting Chief Executive Officer and a director of the Company. Consequently, the Company recognized non-cash expense of $958,913 related to the deemed beneficial pricing Mr. Olins received; the expense consists of two components. First, an expense of $538,106, representing the fair value of the warrant issued to Mr. Olins was recognized in stock-based general and administrative expense using a Black-Scholes option pricing model and the following assumptions: stock price $2.15, historical volatility 105%, risk free rate of 2.27%, dividend rate of 0, and a contractual term of five years. Second, since the market price on the day of closing of $2.15 was higher than the issuance price of $1.84, a charge of $420,807 was recognized in stock-based general and administrative expenses for the 1,357,441 shares purchased by Mr. Olins.

      In order to complete this equity financing, the outside investors required significant participation from Robert A. Olins. To achieve this, Mr. Olins borrowed funds to purchase his share of the financing. The Company's board of directors unanimously (except for Mr. Olins, who did not vote on this matter) approved reimbursements of $250,000 for certain expenses incurred in connection with the personal loan to Mr. Olins made by an unaffiliated bank, and $300,000, payable through the issuance of 130,435 Common Shares, for a finder's fee that Mr. Olins was obligated to pay to an unaffiliated third party. Another shareholder of the Company, to whom the Company subsequently issued the 130,435 Shares, undertook Mr. Olins' obligations to the finder. The $376,957 fair value of the 130,435 shares is included in stock-based general and administrative expense.

      Additionally, warrants in the aggregate of 77,126 shares were issued to the placement agent handling the financing. There was no earnings impact for these warrants.

      The Company became aware that the current interpretations of the NASDAQ rules by the NASDAQ staff require shareholder approval of the sale by the Company to Mr. Olins of 1,357,441 shares at the same discount received by the other investors in that transaction. Upon review, the Company determined that it will seek shareholder ratification of the sale to Mr. Olins at the Company's 2004 annual meeting of shareholders. Mr. Olins informed the Company that in the interim he will not dispose of, nor vote, these shares until such ratification is obtained. In the event that such ratification is not obtained, Mr. Olins and the Company have agreed that the matter will be addressed consistent with the rules and regulations of the NASDAQ.

Issuance of Stock and Warrants for Interest in 2003

      On January 3, 2003, the Company issued 142,360 Common Shares with a fair value of $354,476 as a prepayment of interest. Prepaid interest was computed using the closing price of the Common Shares on December 31, 2002 of $2.49, and was amortized through December 31, 2003. (See also Note 3).

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001 (Continued)

      In May 2003, the Company issued a fully vested warrant to purchase 10,000 Common Shares in lieu of interest on a short-term note. A value of $6,647 was assigned to this warrant using a Black-Scholes option pricing model and the following assumptions: stock price $2.15, historical volatility 79%, risk free rate of 1.01%, dividend yield of 0, and a contractual term of 1 year. The value of this warrant was recorded in non-cash interest expense.

Exercise of Stock Options and Warrants in 2003


      During 2003, the Company issued 215,874 and 149,750 Common Shares upon the exercise of warrants and employee and director stock options, respectively. Total cash received was $376,542 and $168,239, respectively. Included in the warrant exercise are 69,547 Shares issued upon the cashless exercise of 250,000 warrants. Additionally, proceeds of $305,685 were received prior to December 31, 2003, for the exercise of warrants. At December 31, 2003, these proceeds were included in common stock issueable and 120,082 Common Shares were issued in January 2004 for these warrants.


Issuance of Stock, Stock Options and Warrants for services in 2003

      In October 2002, the Company issued a fully vested warrant for consulting services rendered in 2002 and 2003. An expense of $91,000 was recognized for the portion of the services rendered in 2003. The warrant to purchase 250,000 Common Shares had an exercise price of $3.50. The following assumptions were used in determining the value: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of two years, and is reflected in the statement of operations as stock-based general and administrative expense.

      In March 2003, the Company issued a fully vested warrant to purchase 200,000 Common Shares in exchange for consulting services. A value of $85,400 was assigned to the warrant using the Black-Scholes option pricing model and the following assumptions: stock price $2.43, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of five months. The value of the warrant is included in stock-based general and administrative expense in the first quarter of 2003.

      In March 2003, the Company issued 47,000 Common Shares in exchange for consulting services provided in 2002 totaling $116,250. The expense associated with these services was recorded in 2002.

      In May 2003, the Company issued a fully vested option to purchase 25,000 Common Shares in exchange for services rendered. A value of $49,734 was assigned to this option using a Black-Scholes option pricing model and the following assumptions: stock price $2.14, historical volatility 112%, risk free rate of 3.33%, a dividend yield of 0, and a contractual term of 10 years. The value of this option was recorded in stock-based general and administrative expense in the second quarter.

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

      In October 2003, the Company issued a fully vested option to purchase 5,000 Common Shares in exchange for services rendered in 2003. A value of $22,003 was assigned to this option using a Black-Scholes option pricing model and the following assumptions: stock price $4.69, historical volatility 112%, risk free rate of 4.27%, dividend yield of 0 and contractual life of 10 years.

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001 (Continued)

      In October 2003, the Company issued a fully vested warrant to purchase 50,000 Common Shares to a consultant in exchange for services rendered in 2003. A value of $80,546 was assigned to the warrant using a Black-Scholes option pricing model and the following assumptions: stock price $4.68, exercise price $3.50, historical volatility 63%, risk free rate of 1%, a dividend yield of 0 and contractual life of nine months.

      During 2003, the Company recognized an expense for options in accordance with a TARSAP agreement between the Company and one of its executives. The total expense recognized in 2003 under this agreement was $86,750 included in stock based general and administrative expense.

      Other expenses in 2003 related to the valuation of options granted to directors for additional services and employee options issued with an exercise price lower than market price totaled $108,637 and are included in stock-based general and administrative expense.

Issuance of Shares Under Installment Note

      In November 2002, a warrant to purchase 746,268 Common Shares was exercised at $2.00 per share under a warrant installment agreement totaling $1,492,536. Payments of $200,000 were made in 2002. An additional $402,500 was received in 2003. Interest accrues at 6% per annum and is due with the final payment. As of December 31, 2003, approximately $79,000 of accrued interest has been recorded, including interest of approximately $72,000 in 2003. The shares were issued in 2003, but are held in escrow by the Company pending receipt of the remaining balance of $969,426, which is included in the notes and stock subscriptions receivable balance as of December 31, 2003.

      On May 15, 2001, the Company sold 600,000 Common Shares under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $262,500. The balance of $787,500 was to be paid in three equal quarterly installments of $262,500. An escrow agent is holding the certificates for the shares being purchased until all three installments have been paid in full. At December 31, 2003 the remaining balance is $127,500.

Exercise of Stock Options and Warrants in 2002

      During 2002, the Company issued 646,354 and 9,500 shares of Common Shares upon the exercise of warrants and employee stock options, respectively. Total cash received was $1,568,500 and $5,713, respectively. Included in the warrant exercises are 16,354 shares issued upon the cashless exercise of 171,429 warrants by investors associated with the Alabama Group (described below).

      On June 28, 2002, warrants to purchase 329,355 Common Shares were exercised by a group of investors (the "Alabama Group"), which includes a trust for the benefit of Steven F. Tripp, a director of the Company as of December 31, 2003 (see Note 9). Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. Marcia K. Tripp, Steven F. Tripp's mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. On the same day, warrants to purchase 370,645 Common Shares were reassigned for no consideration and exercised by other investors, none of whom are affiliates of the Company or of any of its directors. When originally granted, all of the warrants had an exercise price of $3.50 and an expiration date of June 30, 2002. To induce the holders to exercise, the exercise price was reduced to $3.13, the average closing price for the previous four days, a price slightly below the closing price on the commitment date. The warrants were exercised under warrant installment agreements totaling $1,747,347 with initial payments totaling $443,644.

      Share issuance costs associated with the above transactions totaled $132,610 and have been recorded as a reduction in additional paid-in capital.

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001 (Continued)


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

      In connection with the above warrant exercises and note reversals, including repricing for certain warrantholders who are also debt holders, a total of $219,325 in pricing concessions has been charged as additional stock-based interest expense (see Note 3 to the Consolidated Financial Statements), including the marked-to-market charge described above.

      In November 2002, a warrant to purchase 746,268 Common Shares was exercised. When originally issued, the warrant had an exercise price of $2.81 and an expiration date of November 14, 2002. On October 14, 2002, to induce the holder to exercise, the exercise price was reduced to $2.00.

      The closing market price of the common stock on that date was $1.84. The warrant was exercised under a warrant installment agreement totaling $1,392,536 with an initial payment of $100,000. As of December 31, 2002, installment payments totaling $200,000 had been made under this agreement. Interest accrues at 6% per annum and is due with the final payment. As of December 31, 2002 approximately $7,000 of accrued interest receivable has been recorded.

Issuance of Shares, Stock Options and Warrants in 2002

      On October 14, 2002 the Company issued a fully vested warrant expiring in October 2003 to purchase 31,250 shares of common stock at an exercise price of $3.50 in exchange for consulting services rendered in the fourth quarter. A value of $12,337 was assigned to the warrants using the Black-Scholes option pricing model and the following assumptions: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of one year. The value of the warrant is reflected in the statement of operations as stock-based general and administrative expense.

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

      On August 19, 2002, the Company issued a fully vested warrant to purchase 50,000 Common Shares at an exercise price of $3.13, expiring in December 2002. The warrant was issued in consideration for consulting services. The warrant was valued at $24,000 using the Black-Scholes option pricing model and the following assumptions: share price $2.70, historical volatility 100%, risk-free rate 5%, a dividend yield of zero, and a contractual term of four months. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

      On January 23, 2002, the Company issued a warrant to purchase 30,000 Common Shares at an exercise price of $3.00, expiring in April 2002. The warrant was issued to an investor in consideration of the failure of the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares underlying a prior issuance of warrants by an earlier agreed upon outside date. The warrant was valued at $37,111 using the Black-Scholes option pricing model and the following assumptions:

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001 (Continued)

share price $3.73, historical volatility 114%, risk-free rate 5%, a dividend yield of zero, and a contractual term of 103 days. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

      During 2002, 92,799 Common Shares and 12,500 fully vested consultant options expiring in 2012 to purchase common stock at prices ranging from $1.99 to $3.67 were issued in exchange for services valued at $235,450.

      In March 2002, the Company issued 60,000 Common Shares to its Director of Corporate Development. The shares were issued in consideration of services rendered by the employee with respect to assisting the Company in negotiating the contractual relationships with its existing prospective customers. These shares were valued at $220,200, the market value of the shares on the date of grant. Other expenses related to the valuation of options granted to directors for additional services totaled $95,711, included in stock-based general and administrative expenses in the accompanying statements of operations.

Note and Interest Conversions in 2002

      During 2002, the Company issued 62,500 Common Shares upon the conversion of a $125,000 convertible note.

      During 2002, the Company issued 178,992 Common Shares upon the conversion of accrued interest of $691,400 under certain convertible notes, which includes additional deemed interest of $491,877 in 2002 and $128,241 in 2001 due to beneficial conversion features of the interest on the underlying notes. See also
Note 3 for additional note discounts of $58,000 related to extension of these notes.

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

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2003, 2002 AND 2001(Continued)

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

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001(Continued)

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

      On May 15, 2001, the Company sold 600,000 shares of common stock under a private stock purchase agreement. The stock was sold at a price of $1.75 per share. Cash received was $262,500. The balance of $787,500 was to be paid in three equal quarterly installments of $262,500. An escrow agent is holding the certificates for the shares being purchased until all three installments have been paid in full. At December 31, 2003 the remaining balance is $127,500.

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

Stock-based general and administrative expenses discussed above is as follows:

                                                                         Year-end December 31,
                                                                   2003          2002           2001
                                                              -------------  -------------  -------------

Warrants issued to investors                                   $         -     $   28,435    $    68,852
Stock and options granted to employees and directors               108,637        276,960      2,444,532
Common stock and warrants expensed for services                    385,663        368,655        192,270
Stock issued in connection with May stock purchase                 376,957              -              -
Beneficial pricing on sale of stock and warrants to officers       958,913              -              -
Expense recognized under TARSAP                                     86,750              -              -
Repricing to induce exercise of warrants                                 -              -        141,605
Other                                                               68,800         38,951         90,803
                                                              -------------  -------------  -------------
                                                               $ 1,985,720     $  713,001    $ 2,938,062
                                                              =============  =============  =============

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001(Continued)

3.  NOTES PAYABLE

Convertible notes at December 31, 2003 consist of the following:

Argyle Notes:

      In 1998, the Company received $1,188,000 in cash in exchange for notes in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, Acting Chief Executive Officer, Secretary, Treasurer, and a Director of the Company. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. Both principal and interest are convertible into the Company's Common Shares at $0.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the Common Shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such Common Shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

      On September 20, 2002, the due date was extended until March 31, 2004. Accordingly, the remaining unamortized discount at the extension date of $198,000 is being amortized through March 31, 2004, resulting in a new effective interest rate of 17% per annum when compared to the outstanding principle balances. On December 31, 2003, the due date was extended until June 30, 2005; accordingly, the remaining unamortized discount of $33,000 at the extension date is being amortized through June 30, 2005, resulting in a new effective interest rate of 8% per annum when compared to the outstanding principle balances.

      In 2002, the Company issued 178,992 Common Shares upon the conversion of interest. Of these shares, 36,432 were issued upon the conversion of accrued interest of $128,243 for the fourth quarter of 2001. The remaining 142,560 shares were issued in exchange for interest of $563,157 which includes additional stock-based interest expense of $491,877 recorded due to the beneficial conversion feature of the accrued interest, based on average prices during the periods, over the conversion price for such shares. On January 3, 2003, the Company issued 142,360 Common Shares upon the conversion of prepaid interest of $354,477. Prepaid interest was computed using the closing price of the Common Shares on December 31, 2003. Additional stock-based interest expense of approximately $283,200 was recorded due to the beneficial conversion feature of the prepaid interest, representing the excess of the Common Shares received upon conversion of the prepaid interest. At December 31, 2003, the carrying value of the Argyle notes totals $1,155,000, which includes the $1,188,000 principle balance net of unamortized discount of $33,000.

Alabama Group Notes:

      In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to a group of investors (the Alabama Group), which includes a trust for the benefit of Steven F. Tripp, a director of the Company until February 2004 (See Note 10). Mr. Tripp was not the trustee of this trust and had no power to vote or dispose of the Common Shares of the Company or any other securities held by that trust. Marcia K. Tripp, Steven F. Tripp's mother, was the trustee of this trust and directed and was responsible for all of the investment decisions of this trust. In the opinion of the Company, no other investor in the Alabama Group is an affiliate of the Company and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. This portion of the notes is convertible into shares of the Company's common stock at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 shares of common stock. The warrants were exercised on June 28, 2002 at $3.50 per share. The warrants

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001(Continued)

were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years; volatility 114%; risk-free interest rate 6%; and dividend yield of $0. The total cash received from the issuance of this tranche of notes of $1,437,500 was less than the calculated value associated with the warrants. Therefore, the value assigned to the warrants was limited to the original proceeds of $1,437,500, and was recorded as a discount on the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash by the holders of the Alabama Group Notes. This discount, along with the contractual 6% per annum interest rate, resulted in an effective interest rate of 70% per annum when compared to the outstanding principal balances.

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

      On September 20, 2002, the due date of both tranches was extended until March 31, 2004. On the extension date, the excess $58,000 aggregate value of the Common Shares receivable upon conversion of the notes based on the then current market price of $2.34 per share over the aggregate conversion price for the notes convertible at $2.25 per share was recorded as additional paid-in-capital. Accordingly, the remaining unamortized discount at the extension date of $194,195 including the new discount of $58,000 is being amortized through March 31, 2004 resulting in a new effective interest rate of 10.5% per annum when compared with the outstanding principal balances.

      During 2003, the Company repaid principal balance of $100,000 against these notes. In October and November 2003, pursuant to the terms of the notes, all of the remaining investors included in the Alabama Group converted the $2,775,000 principal amount of the notes plus accrued interest of $565,770 in exchange for the issuance by the Company of a total of 1,344,827 Common Shares.

Other Short Term Notes

      During 2003, the Company received proceeds of $917,500 from borrowings under short term notes. Of this amount, $667,500 was retired. The remaining balance was converted into 93,633 of the Company's Common Shares at a conversion price of $2.67, which approximated the stock price on the date of issuance. A warrant to purchase 10,000 shares of the Company's Common Shares was issued in lieu of interest on a $100,000 short-term note. Interest expense of $6,647 was recorded during the second quarter using a Black-Scholes option-pricing model. The note was repaid during 2003.

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001(Continued)

Activity in convertible notes payable for 2003 and 2002 is as follows:

                           BALANCE AT                       (PAYMENT) OR                      BALANCE AT
                          DECEMBER 31,     ADDITION OR        DISCOUNT      CONVERSION       DECEMBER 31,
DEBT PRINCIPAL:              2002          NEW DISCOUNT     AMORTIZATION    TO EQUITY           2003
                          -----------      -----------      -----------     -----------      -----------
Argyle                    $ 1,188,000      $      --        $      --       $      --        $ 1,188,000
Argyle discount              (165,000)            --            132,000            --            (33,000)
Alabama Group               2,875,000             --           (100,000)     (2,775,000)            --
Alabama Group discount       (161,829)            --            161,829            --               --
Convertible notes-Other                        917,500         (667,500)       (250,000)            --
                          -----------      -----------      -----------     -----------      -----------
           Total            3,736,171          917,500         (473,671)     (3,025,000)       1,155,000
                                           -----------      -----------     -----------      -----------

INTEREST:
Accrued Argyle 6%                --             71,280             --           (71,280)            --
Accrued Alabama 6%            471,061           94,709             --          (565,770)            --
Beneficial interest              --            283,196             --          (283,196)            --
Convertible notes-Other          --               --               --              --               --
                          -----------      -----------      -----------     -----------      -----------
           Total              471,061          449,185             --          (920,246)            --
                          -----------      -----------      -----------     -----------      -----------

TOTAL CONVERTIBLE NOTES   $ 4,207,232      $ 1,366,685      $  (473,671)    $(3,945,246)     $ 1,155,000
                          ===========      ===========      ===========     ===========      ===========

DEBT PRINCIPAL:            BALANCE AT                       (PAYMENT) OR                      BALANCE AT
                          DECEMBER 31,     ADDITION OR        DISCOUNT      CONVERSION       DECEMBER 31,
                             2001          NEW DISCOUNT     AMORTIZATION    TO EQUITY           2002
                          -----------      -----------      -----------     -----------      -----------
Argyle                    $ 1,188,000      $      --        $      --       $      --        $ 1,188,000
Argyle discount              (792,000)            --            627,000            --           (165,000)
Alabama Group               2,875,000             --               --              --          2,875,000
Alabama Group discount       (544,774)         (58,000)         440,945            --           (161,829)
Convertible notes-Other          --            125,000             --          (125,000)            --
                          -----------      -----------      -----------     -----------      -----------
           Total            2,726,226           67,000        1,067,945        (125,000)       3,736,171
                          -----------      -----------      -----------     -----------      -----------

Interest:
Accrued Argyle 6%              18,216           71,280             --           (89,496)            --
Accrued Alabama 6%            282,815          188,246             --              --            471,061
Beneficial interest           110,027          491,877             --          (601,904)            --
Convertible notes-Other          --               --               --              --               --
                          -----------      -----------      -----------     -----------      -----------
           Total              411,058          751,403             --          (691,400)         471,061
                          -----------      -----------      -----------     -----------      -----------

TOTAL CONVERTIBLE NOTES   $ 3,137,284      $   818,403      $ 1,067,945     $  (816,400)     $ 4,207,232
                          ===========      ===========      ===========     ===========      ===========


Stock-based interest expense:


                                                                                         2003           2002           2001
                                                                                    -------------  -------------  -------------
Amortization of Alabama Group discount                                               $   161,829      $ 440,945    $ 1,144,111
Amortization of Argyle discount                                                          132,000        627,000        396,000
Effect of beneficial conversion privileges of interest on Argyle convertible debt        283,196        491,877        284,753
Repricing of warrants (See Note 2)                                                             -        219,325              -
Other (See Note 2)                                                                         6,647              -              -
                                                                                    -------------  -------------  -------------
                                                                                     $   583,672     $1,779,147    $ 1,824,864
                                                                                    =============  =============  =============

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001(Continued)

4. BALANCE SHEET COMPONENTS

      Inventory as of December 31, consists of the following:

            Inventory as of December 31, consists of the following:

                                    2003      2002
                                  -------- ---------

            Raw materials          171,812   561,959
            Work-in-progress       665,842         -
            Finished goods         151,963         -
                                  -------- ---------
                                   989,617   561,959

            Inventory adjustment  (210,000)(286,000)
                                  -------- ---------
                                   779,617   275,959
                                  ======== =========

      Property and equipment as of December 31, consists of the following:

                                          2003          2002
                                      ------------  ------------

      Office furniture and fixtures     $ 522,718     $ 254,073
      Machinery and equipment           1,658,424     1,405,793
      Building improvements                35,803        32,315
                                      ------------  ------------
                                        2,216,945     1,692,181

      Less accumulated depreciation     1,578,515     1,185,213
                                      ------------  ------------
                                        $ 638,430     $ 506,968
                                      ============  ============

      Accrued expenses and other current liabilities as of December 31, consist of the following:


                                              2003        2002
                                           ----------  ---------

                    Deferred rent          $ 243,604   $ 66,577
                    Accrued compensation     206,936     62,243
                    Other                     67,597     77,976
                                           ----------  ---------
                                           $ 518,137   $206,796
                                           ==========  =========


      The Company incurred depreciation expense of $393,302, $412,833 and $290,293 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Included in fixed assets at December 31, 2003, 2002 and 2001 is fully depreciated equipment acquired under capital leases totaling $133,640.

      Rent expense related to operating leases for 2003, 2002 and 2001 was $523,995, $387,357 and $314,402, respectively.

      The Company leases its office space under a non-cancelable operating lease. The lease expires in August 2009 and is subject to escalations in rent. Rent expense is recorded evenly over the lease. Deferred rent of $243,604 is recorded as of December 31, 2003.

                                SPATIALIGHT INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001(Continued)

      Future lease obligations under non-cancelable operating leases as of December 31, 2003 are as follows:

                           YEAR              $ AMOUNT
                     ----------------    ----------------
                                2004             520,305
                                2005             458,996
                                2006             446,853
                                2007             459,040
                                2008             471,768
                          thereafter             320,651
                                         ----------------
                               TOTAL         $ 2,677,613
                                         ================


5.  INCOME TAXES

      Income taxes consist primarily of state minimum taxes. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

                                                                  2003           2002            2001
                                                              -------------  --------------  --------------

      Computed tax benefit at federal statutory rate          $ (3,236,000)   $ (3,069,500)   $ (3,369,900)

      Federal research and development credit                     (103,000)       (190,500)       (133,600)
      Permanent differences, primarily nondeductible interest      207,000         611,625         813,800
      Changes in valuation allowances                            3,339,000       4,209,200       3,529,800
      State tax benefit, net of effect on federal income taxes    (586,000)     (1,004,300)       (552,967)
      Other, net                                                   379,000        (554,300)       (279,900)
                                                              -------------  --------------  --------------

      Total tax expense                                                $ -         $ 2,225         $ 7,233
                                                              =============  ==============  ==============


      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, is presented below

                                                              2003         2002
                                                       ------------ ------------

            Deferred tax assets:

            Federal net operating loss carryforwards  $ 16,849,000 $ 14,380,300
            State income tax effects and credits         3,876,000    3,289,800
            Accrued expenses                                21,000       16,000
            Federal research and development credits       885,000      849,100
            Options and warrants                         1,060,000      790,000
            Other                                          130,000      155,900
                                                       ------------ ------------
                            Gross deferred tax assets   22,821,000   19,481,100
                                  Valuation allowance  (22,821,000) (19,481,100)
                                                       ------------ ------------

            Net deferred tax assets                            $ -          $ -
                                                       =========================

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001(Continued)

The net change in the total valuation allowance was $3,339,900, $4,112,500 and $3,529,800 in 2003, 2002 and 2001, respectively. As of December 31, 2003, the
Company had net operating loss carryforwards of approximately $49.6 million for federal and $46.2 million for state tax purposes, respectively, which expire in varying amounts from 2005 for federal purposes, and have already begun to expire for state purposes. In addition, as of December 31, 2003, the Company had research and development carryforwards of approximately $885,000 for federal tax purposes, which will begin to expire in 2008 and $981,000 for state tax purposes, which will begin to expire in 2009.

      Under the provisions of the Internal Revenue Code, should substantial changes in the Company's ownership occur, the utilization of net operating loss carryforwards might be limited.

      Deferred tax assets resulting from net operating losses attributable to certain stock option exercises and warrant issuances could result in a cumulative $700,000 credit to additional paid-in capital instead of reducing income tax expense if realized.

6.  STOCKHOLDERS' EQUITY

      Stock  Option  Plans - In 1999 the  Shareholders  approved  the 1999 Stock
Option Plan, which replaced the Company's 1993 Non-Statutory Employee Stock Option Plan, the 1993 Non-Statutory Director Stock Option Plan, and the 1991 Stock Option Plan. The Plan authorizes the issuance of options to purchase up to 4,000,000 shares of the Company's Common Shares. The Plan provides for options which may be issued as nonqualified or qualified incentive stock options under
Section 422A of the Internal Revenue Code of 1986, as amended.

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

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001(Continued)

      The following is a status of the options under the Plan and outside of the Plan and a summary of the changes in options outstanding during 2003, 2002 and 2001:

                                                             WEIGHTED
                                                              AVERAGE
                                          NUMBER OF SHARES     PRICE
                                             ----------      ---------

      Outstanding January 1, 2001            2,016,300         $ 1.84
      Options granted under the plan           655,000           2.20
      Options granted outside the plan       2,875,000           3.77
      Options exercised                       (629,300)          0.70
      Options cancelled                       (292,500)          2.68
                                             ----------

      Outstanding December 31, 2001          4,624,500           3.20
      Options granted under the plan
      Options granted outside the plan       1,057,500           3.20
      Options exercised                         (9,500)          0.60
      Options cancelled                       (111,667)          4.81
                                             ----------

      Outstanding December 31, 2002          5,560,833           3.17
      Options granted under the plan           728,750           2.59
      Options granted outside the plan         800,000           7.89
      Options exercised                       (149,750)          1.12
      Options cancelled                     (1,987,500)          4.79
                                             ----------

      Outstanding December 31, 2003          4,952,333         $ 3.26
                                             ==========

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, 2002 AND 2001(Continued)


      At December 31, 2003, 1,700,000 of the options outstanding were granted outside of the plan. Options exercisable as of December 31, 2003 and 2002 totaled 3,276,458 and 2,672,708 options, respectively, at a weighted average exercise price of $2.19 and $2.05 per share, respectively. Of the options exercisable as of December 31, 2003, 1,025,000 options were issued outside of the Plan at a weighted average exercise price of $1.62.

      The weighted average fair value of options granted during 2003 and 2002:


                                                     2003      2002     2001
                                                   --------- --------- --------

      Exercise price equals market price             $ 2.49    $ 1.75   $ 1.53
      Exercise price is less than market price         4.07         -     2.20
      Exercise price is more than market price         2.42         -        -


      Additional information regarding options outstanding as of December 31, 2003 is as follows:

                 OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE

                                      Weighted Average
                                         Remaining
    Range of       Outstanding at     Contractual Life   Weighted Average       Number      Weighted Average
 Exercise Prices  December 31, 2003       (Yrs.)          Exercise Price     Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------------
$6.01 - 12.50               510,000        9.5               $10.19               10,000         $7.00
$5.01 - 6.00                418,333        7.7               $5.38               225,833         $5.70
$4.01 - 5.00                 95,000        8.3               $4.57                51,875         $4.55
$3.01 - 4.00                581,250        8.1               $3.57               290,000         $3.60
$2.01 - 3.00              1,772,500        8.7               $2.40             1,095,000         $2.37
$1.01 - 2.00              1,050,250        7.0               $1.50             1,078,750         $1.49
$0.25 - 1.00                525,000        4.4               $0.66               525,000         $0.66
                  ------------------                                       --------------
                          4,952,333        7.8               $3.26             3,276,458         $2.19
                  ==================                                       ==============


      At December 31, 2003, 415,417 options were available for future grants under the Plan.

      Diluted net loss per share

      Diluted net loss per share does not include the effect of the following potential Common Shares at December 31,


                                                 2003      2002      2001
                                               --------- --------- ---------


    Shares issueable under stock options       5,102,333 5,560,833 4,624,500

    Shares issueable pursuant to warrants
      to purchase common shares                1,297,626  531,250  2,588,512

    Shares of convertible notes and accrued
      interest on an "as if converted" basis   2,376,000 3,425,603 3,462,035


      The weighted average exercise price of stock options outstanding was $3.26, $3.17 and $3.20 as of December 31, 2003, 2002, and 2001 respectively. The weighted average exercise price of warrants was $2.92, $3.40 and $3.37 per share as of December 31, 2003, 2002 and 2001, respectively.

                                SPATIALIGHT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2003, 2002 AND 2001(Continued)


7.   SEGMENT INFORMATION

               The  Company's  chief  operating  decision-makers  are the Acting
Chief Executive Officer and Chief Financial Officer. The chief operating decision-makers review only financial information prepared on a basis substantially consistent with the accompanying financial statements of operations. Therefore, the Company has determined that it operates in a single business segment. All assets of the Company are located at its facilities in the United States except for approximately $673,000 of inventory components held for production by Fuji Photo Optical Co. Ltd. at its facilities in Japan, and $141,000 of inventory in the Company's Hong Kong warehouse. The Company's revenue in 2003 was derived from the sale of its microdisplay products to customers located in China, with 51% and 34% of the Company's revenue derived from two customers for the year ended December 31, 2003. Such customers made up 50% and 49%, respectively, of the accounts receivable balance at December 31, 2003.

8.   QUARTERLY RESULTS (UNAUDITED)

Summarized unaudited results of operations for each quarter of the years ended December 31, 2003 and December 31, 2002

Fiscal Year Ended                                    First Quarter   Second Quarter   Third Quarter Fourth Quarter
   December 31, 2003                                 -------------   --------------   ------------- --------------
Revenue                                              $           -    $           -    $   82,152    $   139,100
Gross Profit (loss)                                  $           -    $    (100,690)   $    8,277    $  (394,655)
Net Loss                                             $   1,544,539    $   3,329,395    $1,824,942    $ 2,817,501
Basic and Diluted Loss per share
                                                     $        0.06    $        0.13    $     0.06    $      0.09

Fiscal Year Ended
   December 31, 2002
Gross Profit (loss)                                  $           -    $           -    $        -    $  (286,000)
Net Loss                                             $   2,103,170        1,803,116    $2,232,198    $ 2,889,429
Basic and Diluted Loss per share
                                                     $        0.09             0.07    $     0.09    $      0.12

9.   VALUATION ACCOUNTS

                                                             Deductions -
                                 Balance at    Additions -   and Writeoffs  Balance at
                                Beginning of    Charged to     Charged to     End of
                                  Period         Expense       Reserves      Period
                                 ---------      --------       -------       -------
Year ended December 31, 2003
  Inventory allowance              286,000       311,000       387,000       210,000
Year ended December 31, 2002
  Inventory allowance                    -       286,000             -       286,000

10.   SUBSEQUENT EVENTS

Resignation and Replacement of Director

      In February 2004, SpatiaLight's Board of Directors accepted Steven F. Tripp's resignation as a director and chairman of the audit committee and the Board appointed Robert C. Munro as a director of the Company to replace Mr. Tripp. Mr. Munro will serve as a director and chairman of the audit committee for the current term of the Board and intends to stand for election at the next annual meeting of shareholders. The Company granted Mr. Munro 25,000 stock options for services as a director.

Purchase Order Agreement

      In March 2004, SpatiaLight signed a purchase order agreement with SVA Information Industry Co., Ltd. (SVA), a Chinese OEM with which the Company had an agreement to test prototypes of its microdisplay products, for the purchase of 2,205 display units by SVA. The purchase order provides for initial integration, certification and product introduction phases followed by deliveries of display units for commercial sale purposes. Pursuant to the terms of the purchase order, the obligations of SVA will be backed by letters of credit in SpatiaLight's favor. The purchase order is cancelable by SVA and is subject to other customary terms and conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Quarterly and annual evaluation of the Company's Disclosure Controls and Internal Controls. As of December 31, 2003, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our principal executive officer
(CEO) and principal financial officer (CFO).

Limitations on the Effectiveness of Controls. Our CEO and CFO do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have only had limited revenue derived from the sale of our microdisplay products in the current reporting period. While the Controls Evaluation has accounted for such limited sales and revenue, new or additional controls may or may not be required once we begin selling our microdisplay products in increased volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in increased volume in the ordinary course of business) because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. During 2004, we were advised by our independent public accountants of a "reportable condition" in our system of Internal Controls pertaining to consistency of procedures and documentation applied to certain personnel-related expenditures. Management of the Company is currently addressing this condition through its ongoing evaluation of Internal Controls.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations mentioned in Limitations on Effectiveness of Controls above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to the CEO and CFO, particularly during the period when our periodic reports are being prepared. There have been no significant changes in the Company's internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

               NAME             AGE                    POSITION(S)
               ----             ---                    -----------
       Robert A. Olins          47      Director, Acting Chief Executive Officer
       Timothy V. Descamps      51      Chief Financial Officer, Principal Financial Officer
       David F. Hakala          52      Chief Operating Officer
       Theodore H. Banzhaf      39      Executive Vice President of Strategic Planning
       Lawrence J. Matteson     64      Director
       Claude Piaget            62      Director
       Robert C. Munro          76      Director
       Steven F. Tripp          35      Director*

-------------------------

* In February 2004, SpatiaLight's Board of Directors accepted Steven F. Tripp's resignation as a director and chairman of the audit committee and the Board appointed Robert C. Munro as a director of the Company to replace Mr. Tripp.

               All Directors serve for terms of one year and until their successors are duly elected.

               Theodore H. Banzhaf, Executive Vice President of Strategic Planning, has an employment agreement, which is in effect until July 7, 2005.

               ROBERT A. OLINS, Director since February 1998, Acting Chief Executive Officer, Secretary and Treasurer since June 2000. Mr. Olins has served as President of Argyle Capital Management Corporation during the past nineteen years. Argyle Capital Management Corporation is a private investment advisory company.

               TIMOTHY V. DESCAMPS, Chief Financial Officer since July 2003. From 2002, Mr. Descamps has been a consultant with David Powell, Inc, a human resource and financial consulting firm. From 1999 to 2002, Mr. Descamps served as Chief Financial Officer and Chief Operating Officer of Lumedx Corp. During 1999, Mr. Descamps was a consultant for David Powell, Inc. Mr. Descamps has also previously served as Chief Financial Officer for several other companies. He began his career with PricewaterhouseCoopers. Mr. Descamps received a Bachelor of Science in management from Northeastern University in Boston, Massachusetts.

               DAVID F. HAKALA, Chief Operating Officer since September 2002. During the course of his career, Dr. Hakala has been directly responsible for the manufacturing startup and ramp-up of numerous products, and their associated manufacturing facilities, including several models of HDTV and of HDTV-ready televisions, the DTC-100 HD TV/DBS decoder box, the decoder box for the DirecTV DBS satellite system as well as 31" and 35" Very Large Screen (VLS) direct view CRTs. Prior to joining SpatiaLight, from 1994 to 2001, Dr. Hakala served in various senior management positions with Thomson Multimedia, including Vice President of Manufacturing Operations, and most recently as Vice President, Product Development, Americas, in which he was responsible for the design and development of television and video systems including digital television with integrated HDTV decoders, projection systems and other advanced display systems, including the Thomson RCA L50000 LCoS project.

               THEODORE H. BANZHAF, Executive Vice President of Strategic Planning, and President and CEO of SpatiaLight Technologies, Inc., a wholly owned subsidiary of SpatiaLight, Inc., since July 2003. Before joining SpatiaLight, Mr. Banzhaf worked in the institutional equities groups as a Senior Vice President at C. E. Unterberg, Towbin, an investment bank, from 2002 to 2003 and as a Senior Vice President at Friedman, Billings Ramsey, an investment bank, in 2002. Mr. Banzhaf served as a Managing Director and Managing Member of Fulcrum Global Partners, a hedge fund, from 2000 to 2002. Mr. Banzhaf was a Senior Vice

President at Raymond James & Associates in the capital markets group from 1995-2000. Mr. Banzhaf received an MBA from Southern Methodist University in Dallas, Texas, and a Bachelor of Arts from Miami University in Oxford, Ohio.

               LAWRENCE J. MATTESON, Chairman of the Board since April 2001, has served as Director since 1991, and previously served as the Chairman of the Board from 1995 through 1997. He has served as an executive professor of business policy at the William E. Simon Graduate School of Business Administration, University of Rochester since 1992. Mr. Matteson was Senior Vice President and General Manager, Electronic Imaging for Kodak until December 1991. Mr. Matteson began his career with Kodak in 1965 as a research engineer and worked at Kodak in various positions continuously from that date until December 1991. He holds degrees in engineering and an MBA from the University Of Rochester Graduate School Of Business.

               CLAUDE PIAGET, Director since June 2001, served as Chief Executive Officer and Senior Vice President, International Relations of Digital Video Broadcasting, a global consortium involved in the promotion of unified worldwide standards for digital television. Dr. Piaget's broad industry experience includes several executive positions with Philips Electronics, including market development manager from 1995 to 1997, company strategy expert from 1994 to 1995 and development manager from 1986 to 1994. Previously he was involved in studying semiconductor physics, components, devices and systems. He has participated in the development of information and communication technologies and consortiums in Europe, Asia Pacific and Latin America. He holds a Masters degree in Physics Engineering and a Ph.D. in Physics from University of Paris.

               ROBERT C. MUNRO, Director since February 2004, has served as a private business consultant in the finance, banking and retail industries in the United States, the United Kingdom and throughout Europe since 1985. He currently sits on the board of directors of UNET 2 Corporation, a privately held electronic publishing company based in New York. Mr. Munro is a Fellow of the Institute of Directors in the United Kingdom. He has extensive global business experience in the banking, real estate and shipping industries. Mr. Munro received a master's degree from Edinburgh University in Scotland.

               STEVEN F. TRIPP, Director from June 1999 to February 2004, has been President and Chief Executive Officer of KnoWare, Inc. since 1998. KnoWare is a privately held software development company focused on internet based check image and check fraud detection software for financial institutions. Mr. Tripp was Owner and Vice President of Document Solutions from 1990 to 1998. Mr. Tripp has worked in the software development industry for 11 years with a primary focus on digital imaging.

Audit Committee Financial Expert

               The Company does not currently have a financial expert serving on the audit committee of the Board of Directors. We are actively searching for an additional director who qualifies as a financial expert under applicable Securities and Exchange Commission rules and regulations to serve on our audit committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

               Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us for fiscal 2003, the Company believes that all executive officers, directors and greater than 10% shareholders filed the required Section 16(a) reports in a timely manner.

CODE OF ETHICS

               We are in the process of preparing a written code of business conduct and ethics, which will apply to our principal executive officer, principal financial officer and principal accounting officer. We expect to formally adopt such code in the near future. Executive officers at SpatiaLight are committed to conducting SpatiaLight's business in accordance with all applicable laws, rules and regulations and the highest ethical standards, and all employees, directors and consultants we retain are expected to do the same.

ITEM 11.   EXECUTIVE COMPENSATION

               The following table sets forth the compensation paid by the Company for the fiscal year ended December 31, 2001 to 2003, to the Company's Chief Executive Officer and other executive officers of the Company who received total salary and bonuses in excess of $100,000 during fiscal 2003.

                                                               SUMMARY COMPENSATION TABLE
                                                                                                               ALL OTHER
                                                                                 SECURITIES UNDERLYING        COMPENSATION
               NAME & PRINCIPAL POSITION               YEAR    SALARY($)            OPTIONS/SARS (#)               ($)
Robert A. Olins, Acting CEO, Treasurer Secretary       2003    $      -                      500,000          $          - (6)
                                                       2002    $      -                      500,000          $          -
                                                       2001    $      -                    1,275,000          $          -

Timothy V. Descamps, Chief Financial Officer           2003    $ 43,838 (1)                        0          $          -
                                                       2002    N/A                                 0          $          -
                                                       2001    N/A                                 0          $          -

David F. Hakala, Chief Operating Officer               2003    $240,000                            0          $          -
                                                       2002    $ 68,308 (2)                  360,000 (3)      $          -
                                                       2001    N/A                               N/A          $          -

Theodore H. Banzhaf                                    2003    $103,385 (4)                  800,000 (5)      $          -
                                                       2002    N/A                               N/A          $          -
                                                       2001    N/A                               N/A          $          -

(1) Paid to consulting firm, which employs Mr. Descamps. Mr. Descamps commenced serving as CFO in capacity as a consultant on July 1, 2003.
(2) Employment commenced on September 3, 2002.
(3) This stock option granted September 2002 vests over a three-year period.
(4) Employment commenced on July 7, 2003.
(5) This stock option granted pursuant to the Time Accelerated Restricted Stock Award Paln ("TARSAP") dated as of July 7, 2003, between Mr. Banzhaf and SpatiaLight, Inc. The TARSAP granted to Mr. Banzhaf Options to purchase 800,000 Common Shares, in the aggregate, of SpatiaLight, Inc. in the following manner: (i) 125,000 Options which vested as of July 7, 2003 and which Options expire on July 7, 2006 (exercise price of $2.55) and (ii) 675,000 Options which vest upon the achievement of certain performance tests within two years after the date of the grant and which expire three years after such Options vest and become exercisable (175,000 of such Options have an exercise price of $5.00, 225,000 of such Options have an exercise price of $7.50 and 275,000 of such Options have an exercise price of $12.50).
(6) As disclosed in Item 13 herein, under the heading "May 2003 Financing," the Company's board of directors unanimously (except for Mr. Olins, who did not vote on this matter) approved reimbursements for certain expenses that Mr. Olins incurred and a finders fee that he was obligated to pay in connection with that financing transaction. Management of the Company does not believe that such reimbursements constitute compensation to Mr. Olins.

STOCK OPTION GRANTS

The following table sets forth certain information for the year ended December 31, 2003 with respect to stock options granted to the individuals named in the Summary Compensation Table.

                                                OPTION GRANTS IN LAST FISCAL YEAR

    (a)                       (b)               (c)                 (d)              (e)         (f)                 (g)

                       NUMBER OF SHARES
                           UNDERLYING      % OF TOTAL
                          OPTIONS/SARS      OPTIONS/SARS                                         POTENTIAL REALIZABLE VALUE
                           GRANTED (#)        GRANED TO    EXERCISE OR BASE PRICE                 AT ASSUMED ANNUAL RATES
                                            EMPLOYEES IN           ($/SH)         EXPIRATION    OF STOCK PRICE APPRECIATION
    NAME                                    FISCAL YEAR                             DATE              FOR OPTION TERM
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                5%($)              10%($)
Robert A. Olins             300,000              20%                $2.49          01/01/13    $469,784          $1,190,526
                            200,000              13%                $2.10          05/23/13    $264,136           $669,372

David F. Hakala                0                 -                    -               -            -                  -


Theodore H. Banzhaf         125,000              8%                 $2.55          07/07/05    $200,460            $508,005
                            175,000             11%                 $5.00          01/27/07      $ -               $282,458
                            225,000             15%                 $7.50             -          $ -                 $ -
                            275,000             18%                $12.50             -          $ -                 $ -


OPTION EXERCISES AND FISCAL 2003 YEAR END VALUES

               The following table sets forth information with respect to options to purchase Common Shares granted to the Corporation's named executive officers including: (i) the number of Common Shares purchased upon exercise of options in the fiscal year ended December 31, 2003; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 2003; and (iv) the value of such unexercised options at December 31, 2003.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         DECEMBER 31, 2003 OPTION VALUES

                                                                                           VALUE OF UNEXERCISED IN-
                                                                                              THE-MONEY OPTIONS AT
                               SHARES                            NUMBER OF UNEXERCISED          DEC 31, 2003
                            ACQUIRED ON                      OPTIONS A DEC. 31, 2003 (#)        EXERCISABLE /
         NAME               EXERCISE (#) VALUE REALIZED ($)   EXERCISABLE / UNEXERCISABLE       UNEXERCISABLE
         ----               ------------ ------------------  ----------------------------  ------------------------
Robert A. Olins                  0              $0                   2,275,000/0                $7,043,500/$0
David F. Hakala                  0              $0                 120,000/240,000            $325,200/$650,400
Theodore H. Banzhaf              0              $0                 125,000/675,000            $352,500/$64,750

COMPENSATION OF DIRECTORS

               In fiscal 2003, all Directors waived their non-management Director's fee of $500 per board meeting. In fiscal 2003, 500,000 options were granted to Robert A. Olins in consideration for services rendered as Acting Chief Executive Officer, Secretary, Treasurer and Director during calendar year 2003. In fiscal 2003, 25,000 options were granted to Steven F. Tripp for his services as a director. In addition, Mr. Tripp was granted 25,000 options in consideration for chairing the Audit Committee. In fiscal 2003, 25,000 options were granted to Claude Piaget for his services as a director. In fiscal 2003, 25,000 options were granted to Lawrence Matteson for his services as a director.

EMPLOYMENT CONTRACTS

      The Company is party to an employment agreement dated July 7, 2003, with Theodore H. Banzhaf to serve as Executive Vice President of Strategic Planning, which is in effect through July 7, 2005. As currently in effect, the agreement provides for an annual salary of $360,000. The Company agreed to grant Mr. Banzhaf equity incentive compensation in the form of Stock Options to purchase an aggregate of 800,000 Common Shares, $.01 par value, of the Company pursuant to the provisions of a Time Accelerated Restricted Stock Award Agreement (TARSAP). The options under this plan are not granted under the Company's 1999 Stock Option Plan or any other stock option plan of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The   Compensation   Committee  of  the   Company's   Board   recommending
compensation for executive officers during 2003 consisted of Steven F. Tripp and Robert A. Olins.

      Mr. Olins served as the Acting CEO, Secretary and Treasurer of the Company in 2003.

      Argyle Capital Management Corporation, which is wholly owned by Mr. Olins, entered into various transactions with the Company in 1998. Mr. Olins was one of several private investors that entered into an equity financing transaction with the Company in May 2003. For more information regarding these transactions, refer to "Certain Relationships and Related Transactions" in Item 13 herein.

      In 1999, a group of investors which includes the Steven F. Tripp Trust purchased convertible notes of the Corporation and was issued warrants to purchase Common Shares. Mr. Tripp is the beneficiary of the Steven F. Tripp Trust but he is not the trustee. For more information regarding these transactions, refer to the section captioned "Certain Relationships and Related Transactions" in Item 13 herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock, as of March 16, 2004, based upon a total of 34,495,062 shares outstanding, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's capital stock,
(ii) by each of the executive officers mentioned in the table under "Executive Compensation" and by each of the Company's directors, and (iii) by all officers and directors as a group.

                                                          AMOUNT AND NATURE OF
NAME AND ADDRESS   BENEFICIAL OWNER                         BENEFICIAL OWNER           PERCENTEOF CLASS
Argyle Capital Management Corporation                            7,689,461          (1)         19.3%
Robert A. Olins
Five Hamilton Landing, Suite 100
Novato, CA 94949

Estate of Isidore A. Becker Harvey Krauss, Esq.,                 3,725,846          (2)         10.4%
Snow Becker Krauss P.C.
605 Third Avenue
New York, NY 10158-0125

Lawrence J. Matteson                                               275,000          (3)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Claude Piaget                                                      125,000          (4)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Robert C. Munro                                                     25,000          (5)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Timothy Descamps
Five Hamilton Landing, Suite 100
Novato, CA 94949

David F. Hakala                                                    360,000          (6)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Theodore H. Banzhaf                                                800,000          (7)          2.3%
Five Hamilton La2.3%g, Suite 100
Novato, CA 94949

Steven F. Tripp (8)                                                284,000          (9)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949

All directors and officers as a group (7 persons)                9,274,461                      22.4%
*Less than 1%

(1) Includes 2,376,000 shares beneficially owned subject to conversion of principal and interest of convertible notes held by Argyle Capital Management Corporation, of which Mr. Olins is President and over which Mr. Olins exercises voting control. Also includes 2,275,000 shares subject to outstanding stock options held by Mr. Olins that are exercisable as of March 16, 2004, and 500,000 shares subject to options not exercisable within 60 days.

(2)   Based  solely  upon   information   filed  in  a  Schedule  13G  by  named
      shareholder.

(3) Includes 237,500 shares subject to options exercisable as of March 16, 2004 and 37,500 shares subject to options not exercisable within 60 days.

(4) Includes 87,500 shares subject to options exercisable as of March 16, 2004 and 37,500 shares subject to options not exercisable within 60 days.

(5) Includes 25,000 shares subject to options not exercisable as of March 16, 2004.

(6) Includes 120,000 shares subject to outstanding stock options held by Dr. Hakala that are exercisable as of March 16, 2004 and 240,000 shares subject to options not exercisable within 60 days.

(7) Includes 300,000 shares subject to options exercisable as of March 16, 2004 and 500,000 shares subject to options not exercisable within 60 days.

(8) In February 2004, SpatiaLight's Board of Directors accepted Steven F. Tripp's resignation as a director and chairman of the audit committee and the Board appointed Robert C. Munro as a director of the Company to replace Mr. Tripp. Therefore, Mr. Tripp is not included in "All directors and officers as a group" in this table.

(9) Includes 200,000 shares subject to outstanding stock options held by Mr. Tripp that are exercisable as of March 16, 2004.


CHANGES IN CONTROL

      The Company pledged substantially all of its assets to Argyle Capital Management Corporation, a company owned and controlled by Robert A. Olins, Acting Chief Executive Officer, Secretary, Treasurer and a director of the Company, in a transaction which is more fully described under the heading "Argyle Notes" in Item 13 herein. This pledge of assets could result in a change of control of the Company in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Argyle Notes:

      In 1998, the Company received $1,188,000 in cash in exchange for notes in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, Acting Chief Executive Officer, Secretary, Treasurer, and a Director of the Company. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. Both principal and interest are convertible into the Company's Common Shares at $0.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the Common Shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such Common Shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

      On September 20, 2002, the due date was extended until March 31, 2004. Accordingly, the remaining unamortized discount at the extension date of $198,000 was being amortized through March 31, 2004, resulting in a new effective interest rate of 17% per annum when compared to the outstanding principle balances. On December 31, 2003, the due date was extended until June 30, 2005, accordingly, the remaining unamortized discount of $33,000 at the extension date is being amortized through June 30, 2005, resulting in a new effective interest rate of 8% per annum when compared to the outstanding principle balances. The notes have been reclassified as long term.

      In 2002, the Company issued 178,992 Common Shares upon the conversion of interest. Of these shares, 36,432 were issued upon the conversion of accrued interest of $128,243 for the fourth quarter of 2001. The remaining 142,560 shares were issued in exchange for interest of $563,157 which includes additional stock-based interest expense of $491,877 recorded due to the beneficial conversion feature of the accrued interest, based on average prices during the periods, over the conversion price for such shares. On January 3, 2003, the Company issued 142,360 Common Shares upon the conversion of prepaid interest of 354,477. Prepaid interest was computed using the closing price of the Common Shares on December 31, 2003 additional stock-based interest expense of approximately $283,200 was recorded due to the beneficial conversion feature of the prepaid interest, representing the excess of the Common Shares received upon conversion of the prepaid interest. At December 31, 2003, the carrying value of the Argyle notes totals $1,155,000, which includes the $1,188,000 principal balance net of unamortized discount of $33,000.

Alabama Group Notes:

      In December 1999, the Company received $1,437,500 in cash and issued notes in that amount to the Alabama Group. The notes accrue interest at a contractual rate of 6% per annum, and were secured by substantially all the assets of the Company. This portion of the notes was convertible into shares of the Company's common stock at $3.50 per share. Upon issuance of the notes, the Company also issued warrants to purchase 821,429 shares of common stock. The warrants were exercised on June 28, 2002 at $3.50 per share. The warrants were valued using the Black-Scholes option-pricing model and the following assumptions: contractual life 2.5 years; volatility 114%; risk-free interest rate 6%; and dividend yield of $0. The total cash received from the issuance of this tranche of notes of $1,437,500 was less than the calculated value associated with the warrants. Therefore, the value assigned to the warrants was limited to the original proceeds of $1,437,500, and was recorded as a discount on the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash by the holders of the Alabama Group Notes. This discount, along with the contractual 6% per annum interest rate, resulted in an effective interest rate of 70% per annum when compared to the outstanding principal balances.

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

      On September 20, 2002, the due date of both tranches was extended until March 31, 2004. On the extension date, the excess $58,000 aggregate value of the Common Shares receivable upon conversion of the notes based on the then current market price of $2.34 per share over the aggregate conversion price for the notes convertible at $2.25 per share was recorded as additional paid-in-capital. Accordingly, the remaining unamortized discount at the extension date of $194,195 including the new discount of $58,000 is being amortized through March 31, 2004 resulting in a new effective interest rate of 10.5% per annum when compared with the outstanding principal balances.

      During 2003, the Company repaid principal balance of $100,000. In October and November 2003, pursuant to the terms of the notes, all of the remaining investors included in the Alabama Group converted the $2,775,000 principal amount of the notes plus accrued interest of $565,770 in exchange for the issuance by the Company of a total of 1,344,827 Common Shares.

May 2003 Financing:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following represents the fees billed to SpatiaLight, Inc. for the last two fiscal years by BDO Seidman, LLP, the Company's principal public accountant for 2003 and 2002.


            SpatiaLight, Inc.
                                                      2003       2002
                                                  --------   --------
            Audit Fees                        (1) $166,500   $158,000
            Audit-Related Fees                (2)   12,000         --
            Tax Fees                                17,000      8,250
            All Other Fees                             N/A        N/A


(1) Includes services performed in connection with annual audits, quarterly reviews, and review of registration statements.

(2)   Includes accounting consultations.

SpatiaLight's Audit Committee adopted a policy for engaging its independent auditor, BDO Seidman, LLP, for audit and non-audit services that includes requirements for the Audit Committee to pre-approve audit and non-audit services provided by the independent auditor. All of the audit services provided by BDO Seidman, LLP in the fiscal year 2003 (described in the footnotes to the table above) and related fees were approved in advance by SpatiaLight's Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

1.  CONSOLIDATED FINANCIAL STATEMENTS

         The following documents are filed as part of this Report under Item 8 herein:

    (a)  Financial Statements

                                                                                                Page
         Report of Independent Ceritified Public Accountants................................
         Balance Sheets at December 31, 2003 and 2002.......................................
         Statement of Operations for years ended December 31, 2003, 2002 and 2001...........
         Statements of Stockholders' Equity (Deficit) for years ended
           December 31, 2003, 2002 and 2001.................................................
         Statements of Cash Flows for years ended December 31, 2003 and 2002................
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................................
         Quarterly Results (unaudited)......................................................

    (b)  Consolidated Financial Statement Schedules

         All  schedules  are  omitted   because  the  required   information  is
inapplicable or the information is presented in the Consolidated Financial Statements and/or the Notes thereto in Item 8 herein.

2.  EXHIBITS

      EXHIBIT #                           DESCRIPTION
      ---------                           -----------
         3.1 Certificate of Incorporation, as amended (Amendments to document filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed November 18, 1999).
         3.2 Bylaws (incorporated by reference to Exhibit B to the Company's Form 8-K filed February 7, 1995).
         10.1 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed on November 18, 1999).
         10.2 Employment Agreement between the Company and Theodore H. Banzhaf dated July 7, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Form 10Q filed on August 18, 2003). Time Accelerated Restricted Stock Award Plan (TARSAP) between SpatiaLight, Inc. and Theodore Banzhaf, dated as of July 7, 2003
         10.3 (incorporated by reference to Exhibit 10.4 to the Company's Form 10Q/A filed on February 13, 2004). Consulting Agreement between the Company and David Powell for consulting services provided to the Company by Timothy V. Descamps. Amendment to Lease Agreement between the Company and Hamilton Marin, LLC, dated May 17, 2002 (Lease Agreement filed as exhibit 10.18 in
         10.4 Form 10-QSB filed on August 14, 2002).
         10.5 Amendment to Lease Agreement between the Company and Hamilton Marin, LLC, dated May 17, 2002 (Lease Agreement filed as exhibit
              10.18 in Form 10-QSB filed on August 14, 2002).
         16.1 Letter from KPMG LLP pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to Exhibit 1 of the Company's Form 8-K filed April 9, 2001).
         21.1 Principal subsidiaries of the Company.
         23.1 Consent of BDO Seidman, LLP.
         31.1 Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended. Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
         31.2 Certification of Acting Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of Acting Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3.  REPORTS ON FORM 8-K.

      The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2003.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2004.

                                               SPATIALIGHT, INC.

                                               By: /s/ ROBERT A. OLINS
                                               --------------------------------
                                               Robert A. Olins
                                               Acting Chief Executive Officer

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                TITLE                                    DATE
       ---------                -----                                    ----
/s/LAWRENCE J. MATTESON        Director                              March 30, 2004
-----------------------
Lawrence J. Matteson

/s/ROBERT A. OLINS             Director, Acting Chief Executive      March 30, 2004
-----------------------         Officer
Robert A. Olins

/s/CLAUDE PIAGET               Director                              March 30, 2004
-----------------------
Claude Piaget

/s/ROBERT C. MUNRO             Director                              March 30, 2004
-----------------------
Robert C. Munro

/s/TIMOTHY V. DESCAMPS         Chief Financial Officer and           March 30, 2004
-----------------------         Principal Financial and
Timothy V. Descamps                Accounting Officer