Form 10-Q
period 2004-03-31
SPATIALIGHT INC
filed 2004-05-13
CIK 881468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
(Mark One)

            |X| Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

            |_| Transition report under Section 13 or 15(d) of the Exchange Act

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

Yes |_|  No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,725,374 common shares as of May 11, 2004.

                                SPATIALIGHT, INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2004

                                Table of Contents

PART I            FINANCIAL INFORMATION

    Item 1. Consolidated Condensed Financial Statements (unaudited)

            Consolidated Condensed Balance Sheets dated
            March 31, 2004 and December 31, 2003.............................. 3

            Consolidated Condensed Statements of Operations
            for the Three months Ended March 31, 2004 and 2003................ 4

            Consolidated Condensed Statements of Stockholders' Equity
            for the Three months Ended March 31, 2004......................... 5

            Consolidated Condensed Statements of Cash Flows
            for the Three months Ended March 31, 2004 and 2003................ 6

            Notes to Consolidated Condensed Financial Statements.............. 7

    Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations..................11

    Item 3. Quantitative and Qualitative Disclosures About Market Risks.......25

    Item 4. Controls and Procedures...........................................25

PART II  OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds.........................26

    Item 6. Exhibits and Reports on Form 8-K..................................26

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SPATIALIGHT, INC.
CONSOLIDATED BALANCE SHEET

                                                                          March 31,     December 31,
                                                                            2004            2003
                                                                         (unaudited)
                                                                        ------------    ------------
ASSETS

Current assets
    Cash and cash equivalents                                           $  4,435,454    $  6,359,969
    Accounts receivable                                                      370,530         117,530
    Inventory                                                                797,725         779,617
    Prepaids and other current assets, including prepaid interest
      to related party of $600,047                                           958,023         353,087
                                                                        ------------    ------------
              Total current assets                                         6,561,732       7,610,203
Property and equipment, net                                                  605,561         638,430
Other assets, including prepaid interest to related party of $600,047        450,374         101,063
                                                                        ------------    ------------
                 Total assets                                           $  7,617,667    $  8,349,696
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                    $    630,440    $    863,284
    Accrued expenses and other current liabilities                           453,039         518,137
                                                                        ------------    ------------
           Total current liabilities                                       1,083,479       1,381,421
Noncurrent liabilities
    Convertible notes                                                      1,160,500       1,155,000
                                                                        ------------    ------------
                 Total liabilities                                         2,243,979       2,536,421
                                                                        ------------    ------------
Commitments
Stockholders' equity:
    Common shares, $.01 par value:
       50,000,000 shares authorized;
       34,423,417 and 33,229,191 shares issued and outstanding
       at March 31, 2004 and December 31, 2003                               344,234         332,292
Additional paid-in capital                                                66,359,676      61,046,425
Notes receivable                                                          (1,110,128)     (1,096,926)
Common shares issuable                                                            --       3,805,685
Accumulated deficit                                                      (60,220,094)    (58,274,201)
                                                                        ------------    ------------
           Total stockholders' equity                                      5,373,688       5,813,275
                                                                        ------------    ------------
Total liabilities and stockholders' equity                              $  7,617,667    $  8,349,696
                                                                        ============    ============

See accompanying notes to financial statements

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                        2004            2003
                                                                   ------------    ------------
Sales                                                              $    319,100    $         --
Cost of goods sold                                                     (346,682)             --
                                                                   ------------    ------------
           Gross margin                                                 (27,582)             --
Selling, general and administrative expenses:
           Selling, general and administrative expenses               1,005,144         457,662
           Stock-based compensation                                      42,924         173,753
                                                                   ------------    ------------
              Total selling, general and administrative expenses      1,048,068         631,415
           Research and development expenses                            681,760         724,597
              Total operating expenses                                1,729,828       1,356,012
                                                                   ------------    ------------
              Operating loss                                         (1,757,410)     (1,356,012)
                                                                   ------------    ------------
Other income (expenses):
       Interest expense:

              Interest expense                                          (17,820)        (70,950)
              Non-cash interest expense                                (187,696)       (136,165)
                                                                   ------------    ------------
                 Total interest expense                                (205,516)       (207,115)
           Interest and other income                                     17,833          19,388
                                                                   ------------    ------------
              Total other expenses                                     (187,683)       (187,727)
                                                                   ------------    ------------
           Loss before income tax expense                            (1,945,093)     (1,543,739)
Income tax expense                                                          800             800
                                                                   ------------    ------------
Net loss                                                           $ (1,945,893)   $ (1,544,539)
                                                                   ============    ============

Net loss per share - basic and diluted                             $      (0.06)   $      (0.06)
                                                                   ============    ============
Weighted average shares used in computing
    net loss per share- basic and diluted                            32,760,703      25,538,382
                                                                   ============    ============

See accompanying notes to financial statements

SPATIALIGHT, INC.
THREE MONTHS ENDED MARCH 31, 2004

                                       COMMON SHARES          ADDITIONAL                                    COMMON        TOTAL
                                   ------------------------     PAID-IN        NOTES       ACCUMULATED      SHARES     STOCKHOLDERS'
                                     SHARES       AMOUNT       CAPITAL       RECEIVABLE      DEFICIT       ISSUABLE      EQUITY
                                   -----------  -----------  ------------   ------------  -------------   -----------  -----------
Balance at January 1, 2004          33,229,191  $   332,292  $ 61,046,425   $ (1,096,926) $ (58,274,201)  $ 3,805,685  $ 5,813,275

Exercise of stock options
  and warrants                         160,108        1,601       336,609                                                  338,210

Accrued interest on notes
  receivable from stockholder                                                    (13,202)            --            --      (13,202)

Issuance of options to
  employees and directors                                          42,924                                                   42,924

Issuance of stock for prepayment
  of related party interest            214,036        2,140     1,136,234             --             --            --    1,138,374

Issuance of common shares issuable     820,082        8,201     3,797,484                                  (3,805,685)          --

Net loss                                                                                     (1,945,893)                (1,945,893)
                                   -----------  -----------  ------------   ------------  -------------   -----------  -----------
                                    34,423,417  $   344,234  $ 66,359,676   ($ 1,110,128) $ (60,220,094)  $        --  $ 5,373,688
                                   ===========  ===========  ============   ============  =============   ===========  ===========

See accompanying notes financial statements

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

                                                                            Three months ended March 31,
                                                                            ----------------------------
Cash flows from operating activities:                                             2004          2003
                                                                             -----------   -----------
Net loss                                                                     $(1,945,893)  $(1,544,539)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                130,596        68,843
    Stock-based compensation                                                      42,924       173,753
    Non-cash interest expense                                                    187,696       136,165
    Accrued interest on note receivable from shareholder                         (13,202)      (19,388)
    Changes in operating assets and liabilities:
       Accounts receivable                                                      (253,000)           --
       Inventories                                                               (18,108)     (499,870)
       Prepaid and other current assets                                           12,931       (51,765)
       Other assets                                                              (11,000)       (1,544)
       Accounts payable                                                         (232,844)      406,938
       Accrued expenses and other current liabilities                            (65,098)      123,016
                                                                             -----------   -----------
              Net cash used in operating activities                           (2,164,998)   (1,208,391)
                                                                             -----------   -----------
Cash flows from investing activities:
    Purchase of property and equipment                                           (97,727)       (7,166)
                                                                             -----------   -----------
              Net cash used in investing activities                              (97,727)       (7,166)
                                                                             -----------   -----------
Cash flows from financing actitivies:

    Proceeds from issuance of short term notes                                        --       195,000
    Proceeds from the issuance of short term convertible notes                        --       400,000
    Payments on notes receivable from shareholders                                    --        52,500
    Proceeds from exercise of warrants and options                               338,210         3,125
                                                                             -----------   -----------
           Net cash provided by financing activities                             338,210       650,625
                                                                             -----------   -----------
Net decrease in cash                                                          (1,924,515)     (564,932)

Cash and cash equivalents at beginning of period                               6,359,969       575,663
                                                                             -----------   -----------
Cash and cash equivalents at end of period                                   $ 4,435,454   $    10,731
                                                                             ===========   ===========
Supplemental disclosure of cash flow information:
    Income taxes paid during the period                                      $       800   $       800
                                                                             -----------   -----------
Non cash financing activities:
    Common shares issued upon conversion of notes and prepaid interest       $ 1,138,374   $   354,477
                                                                             -----------   -----------

See accompanying notes to financial statements.

                                SPATIALIGHT, INC.
        Notes to Consolidated Condensed Financial Statements (Unaudited)

NOTE 1. BUSINESS DESCRIPTION

SpatiaLight, Inc. (SpatiaLight or the Company) is in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays for applications such as high definition television, computer monitors, video projectors and other applications. To date, SpatiaLight has received purchase orders for its microdisplay products from seven Chinese original equipment manufacturers (OEMs) and has made product shipments to six of such customers. The Company is currently negotiating the terms of purchase orders for its products with certain other prospective customers, primarily in China and South Korea. There are significant open issues with respect to these prospective purchase orders that have to be finally negotiated, including prices and quantities of the Company's products. The Company cannot assure whether it will receive any purchase orders binding on any of these companies for their purchase of the Company's microdisplay products in the near future. Fuji Photo Optical Co., Ltd. (Fuji) is SpatiaLight's current manufacturer of light engines being used with the Company's microdisplay products to be sold to current and prospective customers.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Item 303 of Regulation S-K. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management of SpatiaLight, the interim consolidated condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2003. The interim results for the period ended March 31, 2004 are not necessarily indicative of results for the full fiscal year.

Certain prior period amounts have been reclassified in order to conform to current period presentation.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had net equity of approximately $5,374,000 and net working capital of approximately $5,480,000. The Company expects to meet its cash needs with existing cash balances, collections of notes receivable from shareholders of approximately $1,100,000, and from the exercise of warrants held by existing investors. In addition, the Company expects to fund working capital requirements with payments received from its customers in connection with signed purchase orders, and by considering opportunities to obtain debt financing. There can be no assurances that SpatiaLight will be able to obtain such debt financing or that existing investors will exercise their warrants.

NOTE 4. PER SHARE INFORMATION

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Excluded from weighted average shares outstanding for the three months ended March 31, 2004 are 1,346,268 common shares issued but held in escrow in connection with the private stock purchase agreement and warrant installment note. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Excluded from the computation of diluted loss per share for the three months ended March 31, 2004 and 2003 respectively, are options and warrants to acquire 6,342,183 and 4,502,083 common shares, and 2,376,000 and 3,577,584 common share equivalents in each period relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of March 31, 2004 for the options and warrants is $3.58 and $2.92, respectively; the weighted average conversion price for the common share equivalents related to convertible notes is $0.50.

NOTE 5. NOTES PAYABLE

Convertible notes at March 31, 2004 consist of the following:

Argyle Notes:

In 1998, the Company received $1,188,000 in cash in exchange for notes issued in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, Chief Executive Officer, Secretary, Treasurer, and a director of the Company. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. Both principal and interest are convertible into the Company's common shares at $0.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The notes were extended in September 2002 to March 31, 2004, and on December 31, 2003 were extended until June 30, 2005. At each extension date, the amortization rate of the remaining unamortized discount was also extended over the new life of the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. The current amortization rate of the discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 8% per annum as of the December 31, 2003 extension date when compared to the outstanding principal balances.

On January 7, 2004, the Company issued 142,360 common shares for the prepayment of interest of $800,063 for the year ended December 31, 2004. Interest was computed using the closing price of the common shares on January 6, 2004 of $5.62, and is being amortized through December 31, 2004. For the three months ended March 31, 2004, additional non-cash interest expense of approximately $182,000 was recorded due to the beneficial conversion feature of the prepaid interest, representing the excess value of the common shares received upon prepayment of the interest. In addition, on March 4, 2004, the Company issued 71,676 common shares upon prepayment of interest of $338,311 for the six months ended June 30, 2005. Prepaid interest included in this issuance was computed using the closing price of the common shares on March 3, 2004 of $4.72, and is not currently being amortized. At March 31, 2004, the carrying value of the Argyle notes total $1,160,500, which includes the $1,188,000 principal balance net of unamortized discounts of $27,500. See also Note 6.

Activity in notes payable for the three months ended March 31, 2004 follows:

                        BALANCE AT                 (PAYMENT) OR                 BALANCE AT
                        DECEMBER 31,  ADDITION OR    DISCOUNT     CONVERSION     MARCH 31,
DEBT PRINCIPAL:            2003      NEW DISCOUNT  AMORTIZATION   TO EQUITY        2004
                       -----------     --------      ------      ---------     -----------
Argyle                 $ 1,188,000     $     --      $   --      $      --     $ 1,188,000
Argyle discount            (33,000)          --       5,500             --         (27,500)
                       -----------     --------      ------      ---------     -----------
Total                    1,155,000           --       5,500             --       1,160,500
                       -----------     --------      ------      ---------     -----------
INTEREST:
Accrued Argyle 6%               --       17,820          --        (17,820)             --
Beneficial interest             --      182,196          --       (182,196)             --
                       -----------     --------      ------      ---------     -----------
Total                           --      200,016          --       (200,016)             --
                       -----------     --------      ------      ---------     -----------
TOTAL                  $ 1,155,000     $200,016      $5,500      $(200,016)    $ 1,160,500
                       ===========     ========      ======      =========     ===========

Non-cash interest expense discussed above is as follows:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2004          2003
                                                       --------      --------
Amortization of Alabama group discount                 $     --      $ 32,366
Amortization of Argyle Capital discount                   5,500        33,000
Effect of beneficial conversion priviledges
    on accrued interest                                 182,196        70,799
                                                       --------      --------
                                                       $187,696      $136,165
                                                       ========      ========

NOTE 6. ISSUANCE OF SECURITIES

Exercise of Stock Options and Warrants in the three months ended March 31, 2004

During the first three months of 2004, 34,500 and 125,608 common shares were issued upon the exercise of employee stock options and warrants, respectively. Total cash received was $338,210.

Issuance of Shares and Stock Options in the three months ended March 31, 2004

In December 2003, the Company completed a private placement of 1,000,000 common shares that were registered with the SEC in a "Shelf" Registration Statement at a price of $5.00 per share for net proceeds of $4,955,255 received in December 2003. 300,000 of these shares were issued prior to December 31, 2003. The remaining 700,000 shares were reflected in common shares issuable at December 31, 2003 and were issued in January 2004. In addition, 120,082 shares were issued pursuant to a warrant exercised in 2003. The proceeds of approximately 306,000 had been received and were included in common shares issuable as of December 31, 2003.

Other expenses in the three months ended March 31, 2004 related to the valuation of options granted to directors for additional services and employee options issued with an exercise price lower than the market price totaled $42,924 and are included in stock-based compensation.

Installment Notes

In November 2002, a warrant to purchase 746,268 common shares was exercised at $2.00 under a warrant installment agreement totaling $1,492,536. Payments of $200,000 were made in 2002. An additional $402,500 was received in 2003. Interest accrues at 6% per annum and is due with the final payment. As of March 31, 2004, approximately $92,600 of accrued interest has been recorded, including interest of approximately $79,400 in 2003 and 2002. The shares were issued in 2003, but are held in escrow by the Company pending receipt of the remaining balance of $982,628.

On May 15, 2001, the Company sold 600,000 common shares under a private stock purchase agreement. The shares were sold at a price of $1.75 per share. Cash received was $262,500. The balance of $787,500 was to be paid in three equal quarterly installments of $262,500. An escrow agent is holding the certificates for the shares being purchased until all three installments have been paid in full. At March 31, 2004 the remaining balance is $127,500.

Stock-based compensation discussed above is as follows:

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                     2004        2003
                                                                  --------    --------
Common shares and options granted to employees and directors      $ 42,924    $ 12,285
Common shares and warrants expensed for services                        --     161,468
                                                                  --------    --------
                                                                  $ 42,924    $173,753
                                                                  ========    ========

NOTE 7. SEGMENT INFORMATION

The Company's chief operating decision-maker, the Chief Executive Officer, reviews the Company's financial information as a single "operating segment" to make decisions about the Company's performance and resource allocation. Therefore the Company has determined that it operates in a single business segment.

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

The table below show net loss per share for the three months ended March 31, 2004 and 2003 as if the Company had elected the fair value method of accounting for stock options.

                                                                        2004            2003
                                                                    -----------     -----------
Net loss as reported                                                $(1,945,893)    $(1,544,539)
Add: stock-based employee compensation included in
    reported net loss, net of any applicable related tax effects
Deduct: total stock-based employee compensation                          42,924          12,285
    determined under fair value method for all awards,
    net of any applicable related tax effects                          (745,785)       (364,667)
                                                                    -----------     -----------
Proforma net loss, as adjusted                                      $(2,648,754)    $(1,896,921)
                                                                    ===========     ===========
Loss per share:

Basic and diluted, as reported                                      $     (0.06)    $     (0.06)
Basic and diluted, as adjusted                                      $     (0.08)    $     (0.07)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Item, 2 and those discussed in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of the consolidated condensed financial condition of the Company as of March 31, 2004, and the results of operations for the Company for the three months ended March 31, 2004 and 2003. The following should be read in conjunction with the unaudited consolidated condensed financial statements and related notes appearing elsewhere herein.

OVERVIEW

We are in the business of manufacturing liquid crystal on silicon (LCoS) microdisplays that provide high resolution images suitable for applications including high definition television, rear projection computer monitors and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our microdisplays are designed for use in end products of original equipment manufacturers, and therefore we work closely with customers and prospective customers to incorporate our microdisplays into their final products. We lease clean room space where we currently manufacture our SpatiaLight imagEngine(TM) microdisplays. In January 2004, we leased an additional clean room at the same location as the existing clean room to address current and anticipated increased manufacturing demand. We believe these facilities are suitable to meet our current and immediate future needs. We also believe that these current arrangements provide us with strong quality controls and effectively protect our proprietary technology in our products. We have enhanced quality control and we have more effective protection of our proprietary technology in our products. Internal manufacturing is subject to certain risks described under "Business Risks and Uncertainties." We have patents covering parts of our designs; however, the key designs of the circuitry in the silicon, drive electronics and liquid crystal assembly techniques are proprietary and not covered by patents.

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

In late January 2003, we announced that we signed a purchase order agreement with Skyworth Display, one of the Chinese OEMs with which we had an agreement to test prototypes of our microdisplay products, for the purchase by Skyworth of 14,100 SpatiaLight display units during a one year delivery period. The purchase order originally provided for 200 units to be delivered in each of February, March and April 2003. Skyworth and we subsequently agreed to delay the delivery schedule. In 2003, we completed shipment of 100 of the 200 units originally scheduled for delivery in the first month and in the first quarter of 2004 we completed shipment of an additional 100 units. Skyworth advised us in late 2003 that it has decided to change the target market for its LCoS televisions that it intends to manufacture using our display units from the educational market to the consumer market. That shift in market strategy has caused Skyworth to make certain changes to its LCoS television design, including a change to the screen size format. As a result, Skyworth has advised us that it made necessary changes to certain of its internally developed electronics components. We expect to continue shipping display units to Skyworth in the second quarter of 2004. According to the terms of the purchase order, following the initial delivery provisions of 200 units per month for the first three months, which have been subject to the delays discussed above, we are scheduled to deliver 1,500 units per month until the order is completed. The purchase order is cancelable by Skyworth on a quarterly basis and is subject to pricing contingencies and other customary terms and conditions.

In September 2003, we announced that we signed a purchase order agreement with China Electronics Corporation (CEC), another of the Chinese OEMs with which we had an agreement to test prototypes of our microdisplay products, for the purchase by CEC of 2,000 display units from us. The agreement provides for an initial delivery of ten display units, which was completed in September 2003, and a second delivery of 100 units, which was completed in March 2004. Additional shipments will be made periodically according to a schedule to be determined by CEC and us. The purchase order is cancelable by CEC after delivery of 110 units and is subject to other customary terms and conditions.

In October 2003, we announced that we had signed a purchase order agreement with Nanjing Panda Electronics Co. (Panda), a third Chinese OEM with which we had an agreement to test prototypes of our microdisplay products, for the purchase of 2,610 display units by Panda. The agreement provides for an initial television box integration phase, which was completed in late 2003. The agreement then provides for delivery of ten display units to Panda, which we completed in March. Panda is currently conducting system integration phase testing with the units that we delivered. A delivery of 100 display units is scheduled to follow such testing. Subsequent shipments under the purchase order will be made periodically according to a schedule to be determined by the parties. Pursuant to the terms of the purchase order, the future obligations of Panda will be backed by letters of credit in our favor. The purchase order is cancelable by Panda after delivery of ten display units and is subject to other customary terms and conditions.

In December 2003, we entered into a purchase order agreement with SCT Optronics Company Ltd. (SCT), a Chinese OEM, for the purchase of 2,020 display units. The initial shipment of ten display units provided for under the agreement was completed in December 2003. Future shipments are scheduled to be made periodically according to a schedule to be finally determined by SCT and us. The purchase order is cancelable by SCT after delivery of ten display units and is subject to other customary terms and conditions.

In December 2003, we entered into a purchase order agreement with Shanghai China Display Co., Ltd. (China Display), another Chinese OEM with which we had an agreement to test prototypes of our microdisplay products. The agreement provides for the purchase by China Display of 1,000 sets of three SpatiaLight imagEngine(TM) microdisplays. Pursuant to the purchase order, we completed an initial delivery of 100 microdisplay sets to China Display in December 2003. We completed a second delivery of 100 microdisplay sets in March 2004. We expect to continue shipping microdisplay sets to China Display in the second quarter according to a revised delivery schedule. Pursuant to the terms of the purchase order, the obligations of China Display are and will be backed by three letters of credit, the first of which was issued and paid to us. The purchase order is not cancelable by China Display, according to the terms of the purchase order, because the first 100 delivered microdisplay sets met China Display's specifications. The purchase order is subject to other customary terms and conditions.

In December 2003, we entered into a purchase order agreement with Global Display Limited, a Chinese OEM, for the purchase of 2000 display units from SpatiaLight. We completed an initial delivery of 20 display units in March 2004. Future shipments are scheduled to be made periodically according to a schedule to be finally determined by the parties. The purchase order is cancelable by Global Display after the initial delivery of display units provided for under the agreement and is subject to other customary terms and conditions.

In March 2004, we entered into a purchase order agreement with SVA Information Industry Co., Ltd. (SVA), another Chinese OEM with which we had an agreement to test prototypes of our microdisplay products, for the purchase of 2,205 display units by SVA. The purchase order provides for initial integration, certification and product introduction phases followed by deliveries of display units for commercial sale purposes. We expect to make an initial shipment of display units to SVA in the second quarter of 2004. Pursuant to the terms of the purchase order, the obligations of SVA will be backed by letters of credit in our favor. The purchase order is cancelable by SVA and is subject to other customary terms and conditions.

We are also currently negotiating the terms of purchase orders for our products with certain other prospective customers, primarily in China and South Korea, some of whom are parties to the agreements or memoranda of understanding described in this Item 2. One of these parties is a large electronics manufacturer in South Korea that we signed a development agreement with contemplating the purchase of sets of SpatiaLight imagEngine(TM) microdisplays. With respect to prospective purchase orders, there are significant open issues that have to be finally negotiated, including prices and quantities of our products. We cannot assure whether we will receive any purchase orders binding on any of these companies for their purchase of our microdisplay products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers are subject to certain contingencies described under "Business Risks and Uncertainties" in this Item 2.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had approximately $4,440,000 in cash and cash equivalents, a decrease of approximately $1,920,000 from the December 31, 2003 amount of $6,360,000. Our net working capital at March 31, 2004 was approximately $5,480,000 compared to net working capital of approximately $6,229,000 at December 31, 2003. This change is due to the use of cash to pay down current liabilities and to fund operating expenses, offset primarily by increases in non-cash prepaid expenses.

Net cash used in operating activities totaled approximately $2,160,000 and $1,200,000 for the three months ended March 31, 2004 and 2003, respectively. Cash was used primarily to fund the operating loss and reduce accounts payable.

Net cash provided by financing activities in the three months ended March 31, 2004 was approximately $340,000 as compared to approximately $650,000 for the three months ended March 31, 2003. In the first quarter of 2004, cash was provided primarily from exercise of options and warrants, and in the first quarter of 2003, cash was provided primarily from the issuance of short term notes.

We expect to meet our cash needs with our existing cash balances and collections from notes receivable from shareholders of approximately $1,100,000 and from the exercise of warrants held by existing investors. In addition, we expect to fund working capital requirements with payments received from our customers in connection with current purchase orders and by considering opportunities to obtain debt financing. There can be no assurances that we will be able to obtain such debt financing or that existing investors will exercise their warrants.

RESULTS OF OPERATIONS

Revenues. The Company recognized revenues of $319,100 for the three months ended March 31, 2004. Revenues were related to shipments against purchase orders signed in 2003. No revenues were recognized in the three months ended March 31, 2003.

Cost of goods sold. Cost of goods sold was $346,682 and $0 in the three months ended March 31, 2004 and 2003, respectively. Cost of goods sold consists of product costs of $300,740, an inventory write-down of $17,942 resulting from a physical count as we moved from preproduction to production and a lower of cost or market adjustment of $28,000, as our inventory components were at a cost higher than we expect to incur for future purchases.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $1,005,000 and $460,000 in the three months ended March 31, 2004 and 2003, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. Salaries and related taxes and benefits increased approximately $491,000 as a result of the reassignment of employees from research and development to general and administrative and the increase in the number of administrative staff, which was due to the transition toward commercial manufacturing of our microdisplay products and the hiring of an outside sales group. In addition, travel and lodging expenses increased by approximately $55,000 due to increase in travel to Asia in the three months ended March 31, 2004, related to work performed in connection with purchase order agreements entered into during 2003 and other business development matters.

Stock-based compensation. Stock-based compensation was approximately $43,000 in the three months ended March 31, 2004, and approximately $174,000 in the three months ended March 31, 2003. The amounts incurred relate to common shares, stock options, and warrants issued in exchange for services. The decrease relates primarily to expenses incurred in 2003 associated with warrants issued for services, which had no comparable expense in 2004.

Research and development costs. Research and development costs were approximately $681,000 and $725,000 in the three months ended March 31, 2004 and 2003. Salaries and related benefits decreased approximately $426,000 due to the reclassification of employees from research and development to general and administrative. Other research and development expenses increased approximately $360,000 due to an increase in consulting services as well as costs associated with continued development of our current technology.

Interest expense. Interest expense for the three months ended March 31, 2004 decreased approximately $53,000 from the same period in 2003 due to the conversion of $2,975,000 of convertible notes in November 2003.

Non-cash interest expense. Non-cash interest expense was approximately $188,000 and $136,000 for the three months ended March 31, 2004 and 2003, respectively. Non-cash interest expense relates to the beneficial price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, Chief Executive Officer and a director of the Company. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Interest expense related to the beneficial conversion feature increased approximately $112,000 due to the increase in the price of our common shares from 2003 to 2004.

Interest income. Interest income for the three months ended March 31, 2004 and 2003 was approximately $17,800 and $19,400, respectively and consists of bank interest and interest earned on an installment note from a shareholder.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated condensed financial statements. To prepare our consolidated condensed financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we must make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements. We regularly evaluate these estimates and assumptions, particularly in critical accounting areas, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. These critical accounting policies and estimates, their related disclosures and other accounting policies, methods and estimates have been reviewed by our senior management and audit committee.

Revenue Recognition - We enter into commercial transactions to sell our products. We evaluate revenue recognition for these transactions using the following criteria (collectively called the Revenue Recognition Criteria):

      o Evidence of an arrangement: Before revenue is recognized, we must have evidence of an agreement with the customer reflecting the terms and conditions to deliver our products.
      o Delivery: For products, delivery is considered to occur when title and risk of loss have been transferred.
      o Fixed or determinable fee: We consider a fee to be fixed or determinable if the fee is not subject to refund or adjustment. If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable. We do not consider a fee to be fixed and determinable if any amount is due more than 180 days from the delivery date. Payment terms of less than 180 days are evaluated based upon the country in which the arrangement is entered into to assess whether the fee is fixed and determinable.
      o Collection is deemed reasonably assured: Collection is deemed reasonably assured if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes reasonably assured (generally upon cash collection).

Inventory valuation - We value inventories at the lower of cost (based on the first-in, first-out method) or market value. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected selling price of the product based on historical recovery rates. If we assess the market value of our inventory to be less than cost given current prices and future sales commitments we write it down to its replacement cost or net realizable value. Our estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

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

BUSINESS RISKS AND UNCERTAINTIES

WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE AND THEREFORE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY.

We have incurred losses to date and have experienced cash shortages. For the three months ended March 31, 2004 and 2003, we incurred net losses of approximately $1,900,000 and $1,500,000, respectively. In addition, we had an accumulated deficit of $60,220,094 as of March 31, 2004. We expect additional losses as we continue spending for production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

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

WE ARE SUBJECT TO LENGTHY DEVELOPMENT PERIODS AND PRODUCT ACCEPTANCE CYCLES, WHICH MAY SIGNIFICANTLY HARM OUR BUSINESS.

Our business model requires us to develop microdisplays that perform better than existing technologies, manufacture our SpatiaLight imagEngine(TM) microdisplays and/or display units in bulk, and sell the resulting microdisplays and/or display units to original equipment manufacturers that will then incorporate them into their products. Original equipment manufacturers make the determination during their product development programs whether or not to incorporate our SpatiaLight imagEngine(TM) microdisplays and/or display units in their products. This requires us to invest significant amounts of time and capital in designing our SpatiaLight imagEngine(TM) microdisplays and/or display units before we can be assured that we will generate any significant sales to our customers or even recover our investment. If we fail to recover our investment in the SpatiaLight imagEngine(TM) microdisplays and/or display units, it could seriously harm our financial condition. In addition, the length of time that our products may be successfully received by our customers could be limited by the acceptance of new technologies developed by our competitors.

WE INCUR SUBSTANTIAL RESEARCH AND DEVELOPMENT COSTS IN CONNECTION WITH TECHNOLOGIES THAT MAY NOT BE SUCCESSFUL.

We currently have ten full-time engineering and nine full-time manufacturing personnel based in California working on microdisplays. This staffing creates significant research and development costs that may not be recouped. Even if our current microdisplays become accepted or successful, due to the rapid technological changes in our industry, we must continue to use, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays. As a result, we expect to continue incurring significant research and development costs.

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

We currently have purchase order agreements with a limited number of customers. Despite our reasonable efforts to retain these customers and obtain new customers, we may not be successful in either of these regards. The loss of any one or more of these customers or a failure to obtain new customers could materially harm our business and financial condition.

WE CANNOT ASSURE YOU THAT WE WILL OBTAIN ADDITIONAL PURCHASE ORDERS FROM OUR CURRENT OR PROSPECTIVE CUSTOMERS, OR, IF WE DO, THAT SUCH ORDERS WILL GENERATE SIGNIFICANT REVENUES.

From 2001 through 2003, we entered into agreements or memoranda of understanding
(MOU) with original equipment manufacturers (OEMs) in China and the Republic of South Korea for testing of our microdisplay products in contemplation of definitive purchase order agreements. All of these agreements generally require that we supply prototypes of our display units and/or SpatiaLight imagEngine microdisplays and that they meet technical criteria satisfactory to each of such prospective customers. To date, we have received purchase orders from seven Chinese OEMs. Certain other prospective customers have advised us that they are satisfied with the results of the testing of the prototypes under their agreements or MOUs with the Company and we are currently negotiating terms of purchase orders for our display units and/or SpatiaLight imagEngine microdisplays with each of them. There are significant open issues with respect to these prospective purchase orders that have to be finally negotiated, including prices and quantities of our products. We cannot offer assurance that we will receive, in the future, binding purchase orders from any of these companies for their purchase of our microdisplay products.

In addition, even if we receive purchase orders from our current or prospective customers for our microdisplay products, we may have problems implementing volume production of such microdisplay products. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change and product obsolescence. Manufacturers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. Therefore, even if we obtain purchase orders from several current or prospective customers, we cannot assure you that these agreements will result in significant revenues to us.

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

      o Our failure to address these risks may cause us to lose sales or for sales to decline.

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

The total number of our common shares and warrants to purchase our common shares, sold in three separate equity financings completed in 2003 represents approximately 14.43% of the total number of our common shares that are issued and outstanding as of May 3, 2004. Sales of these shares, into and within the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future.

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

POLITICAL, ECONOMIC AND REGULATORY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS MAY LIMIT OUR ABILITY TO DO BUSINESS ABROAD.

A substantial number of our customers, manufacturers and suppliers are located outside of the United States, principally in the Far East. Our international operations are subject to political and economic conditions abroad, and protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, any of which could adversely affect our ability to manufacture or sell displays in foreign markets and to purchase materials or equipment from foreign suppliers. All of our current purchase order agreements with customers are governed by foreign law and therefore, are subject to uncertainty with regard to their enforceability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We place all of our excess cash and cash equivalents in a checking account or money market account with a nationally reputable bank. As of March 31, 2004, our cash and cash equivalents totaled approximately $4,440,000.

ITEM 4. CONTROLS AND PROCEDURES

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

Limitations on the Effectiveness of Controls. Our CEO and CFO do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have only had limited revenue derived from the sale of our microdisplay products in the current reporting period. While the Controls Evaluation has accounted for such limited sales and revenue, new or additional controls may or may not be required once we begin selling our microdisplay products in increased volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in increased volume in the ordinary course of business) because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. During the first quarter of 2004, we were advised by our independent public accountants of a "reportable condition" in our system of Internal Controls pertaining to consistency of procedures and documentation applied to certain personnel-related expenditures. Management of the Company is currently addressing this condition through its ongoing evaluation of Internal Controls.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In December 2003, we completed a private placement of 1,000,000 common shares that were registered with the SEC in a "Shelf" Registration Statement at a price of $5.00 per share for net proceeds of $4,955,255 received in December 2003. 300,000 of these shares were issued in December 2003, and the remaining shares were issued in January 2004. We have used proceeds from this transaction to reduce our liabilities, for working capital purposes and for other general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            4.1   Amended and Restated Certificate of Incorporation.*

            4.2   Bylaws.*

            10.1 Amended and Restated Time Accelerated Restricted Stock Award Plan (TARSAP) between SpatiaLight, Inc. and Theodore H. Banzhaf, dated as of April 1, 2004.

            31.1  Rule 13a-14(a)/15d-14(a) Certification of Robert A. Olins.

            31.2  Rule 13a-14(a)/15d-14(a) Certification of Timothy Descamps.

            32.1 Certifications of Robert A. Olins and Timothy V. Descamps Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Report on Form 8-K:

            None.

*Previously filed.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Date: May 12, 2004

                                        SpatiaLight, Inc.

                                        By: /s/ROBERT A. OLINS
                                           -------------------------------------
                                           Robert A. Olins
                                           Chief Executive Officer