Form 10-Q
period 2004-06-30
SPATIALIGHT INC
filed 2004-08-11
CIK 881468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended June 30, 2004

[_]  Transition report under Section 13 or 15(d) of the Exchange Act

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,848,874 common shares as of August 3, 2004.

                                SPATIALIGHT, INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2004


                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets dated
              June 30, 2004 and December 31, 2003..............................3

              Condensed Consolidated Statements of Operations
              for the Three months and Six Months
              Ended June 30, 2004 and 2003.....................................4

              Condensed Consolidated Statement of Stockholders' Equity
              for the Six months Ended June 30, 2004...........................5

              Condensed Consolidated Statements of Cash Flows
              for the Six months Ended June 30, 2004 and 2003..................6

              Notes to Condensed Consolidated Financial Statements.............7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations................12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risks.....26

     Item 4.  Controls and Procedures.........................................27

PART II       OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds.......................28

     Item 4.  Submission of Matters to a Vote of Security Holders.............29

     Item 6.  Exhibits and Reports on Form 8-K................................30

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (unaudited)



                                                                 June 30,     December 31,
                                                                   2004           2003
                                                              ------------    ------------
                                                               (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                   $  2,475,554    $  6,359,969
  Accounts receivable                                              826,930         117,530
  Inventory                                                        911,361         779,617
  Prepaids and other current assets                                614,799         175,848
  Prepaid non-cash interest to related party                       738,342         177,239
                                                              ------------    ------------
          Total current assets                                   5,566,986       7,610,203

Property and equipment, net                                        662,519         638,430
Other assets                                                       105,163         101,063
                                                              ------------    ------------

               Total assets                                   $  6,334,668    $  8,349,696
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                            $    609,492    $    863,284
  Accrued expenses and other current liabilities                   584,346         518,137
                                                              ------------    ------------
        Total current liabilities                                1,193,838       1,381,421

Noncurrent liabilities
  Convertible notes                                              1,166,000       1,155,000
                                                              ------------    ------------

               Total liabilities                                 2,359,838       2,536,421
                                                              ------------    ------------

Commitments

Stockholders' equity:
  Common shares, $.01 par value:
    50,000,000 shares authorized; 34,792,905 and
    33,229,191 shares issued and outstanding at
    June 30, 2004 and December 31, 2003                            347,929         332,292
Additional paid-in capital                                      67,306,231      61,046,425
Notes  receivable                                               (1,125,258)     (1,096,926)
Common shares issuable                                                  --       3,805,685
Accumulated deficit                                            (62,554,072)    (58,274,201)
                                                              ------------    ------------
        Total stockholders' equity                               3,974,830       5,813,275
                                                              ------------    ------------

Total liabilities and stockholders' equity                    $  6,334,668    $  8,349,696
                                                              ============    ============


See acompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)




                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                          ----------------------------    ------------------------------
                                                              2004            2003            2004            2003
                                                          ------------    ------------    ------------    --------------
Revenue                                                   $    540,775    $         --    $    859,875    $           --
Cost of revenue                                                425,649         100,690         772,331           100,690
                                                          ------------    ------------    ------------    --------------
   Gross margin                                                115,126        (100,690)         87,544          (100,690)

Selling, general and administrative expenses:
   Selling, general and administrative expenses              1,479,858         915,166       2,485,003         1,372,828
   Stock-based compensation                                    218,250       1,485,179         261,174         1,658,932
                                                          ------------    ------------    ------------    --------------
       Total selling, general and administrative expenses    1,698,108       2,400,345       2,746,177         3,031,760

   Research and development expenses                           569,798         666,705       1,251,558         1,391,302

          Total operating expenses                           2,267,906       3,067,050       3,997,735         4,423,062
                                                          ------------    ------------    ------------    --------------

          Operating loss                                    (2,152,780)     (3,167,740)     (3,910,191)       (4,523,752)
                                                          ------------    ------------    ------------    --------------

Other income (expenses):

  Interest expense:
          Interest expense                                     (18,301)        (38,239)        (36,120)         (109,189)
          Non-cash interest expense                           (187,696)       (142,812)       (375,392)         (278,977)
                                                          ------------    ------------    ------------    --------------
            Total interest expense                            (205,997)       (181,051)       (411,512)         (388,166)

  Interest and other income                                     24,800          18,588          42,632            37,976
                                                          ------------    ------------    ------------    --------------

          Total other expenses                                (181,197)       (162,463)       (368,880)         (350,190)
                                                          ------------    ------------    ------------    --------------

  Loss before income tax expense                            (2,333,977)     (3,330,203)     (4,279,071)       (4,873,942)

Income tax expense                                                  --            (808)            800                (8)
                                                          ------------    ------------    ------------    --------------

Net loss                                                  $ (2,333,977)   $ (3,329,395)   $ (4,279,871)   $   (4,873,934)
                                                          ============    ============    ============    ==============

Net loss per share - basic and diluted                    $      (0.07)   $      (0.13)   $      (0.13)   $        (0.19)
                                                          ============    ============    ============    ==============

Weighted average shares used in computing
 net loss per share- basic and diluted                      32,955,434      33,153,429      26,354,526        25,963,626
                                                          ============    ============    ============    ==============




See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
SIX MONTHS ENDED JUNE 30, 2004



                                 COMMON SHARES            ADDITIONAL                                        COMMON         TOTAL
                          ---------------------------       PAID-IN          NOTES        ACCUMULATED       SHARES     STOCKHOLDERS'
                             SHARES         AMOUNT          CAPITAL       RECEIVABLE       DEFICIT         ISSUABLE       EQUITY
                          ------------   ------------    ------------    ------------    ------------    ------------  ------------
Balance at
 January 1, 2004            33,229,191   $    332,292    $ 61,046,425    $ (1,096,926)   $(58,274,201)   $  3,805,685  $  5,813,275

Exercise of
  stock options
  and warrants                 529,596          5,296       1,064,914                                                     1,070,210

Accrued interest
  on notes receivable
  from stockholder                                                            (28,332)             --              --       (28,332)

Issuance of options to
  employees and directors                                      51,174                                                        51,174

Issuance of warrant
  for services                                                210,000                                                       210,000

Issuance of stock for
  prepayment of related
  party interest               214,036          2,140       1,136,234              --              --              --     1,138,374

Issuance of common
  shares issuable              820,082          8,201       3,797,484                                      (3,805,685)           --

Net loss                                                                                   (4,279,871)     (4,279,871)
                          ------------   ------------    ------------    ------------    ------------    ------------  ------------
                            34,792,905   $    347,929    $ 67,306,231    ($ 1,125,258)   $(62,554,072)   $         --  $  3,974,830
                          ============   ============    ============    ============    ============    ============  ============


See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)




                                                                Six Months Ended June 30,
                                                                --------------------------
Cash flows from operating activities:                               2004           2003
                                                                -----------    -----------
Net loss                                                        $(4,279,871)   $(4,873,934)
Adjustments to reconcile net loss to
  net cash used in operating activities:

  Depreciation and amortization                                     219,991        128,728
  Stock-based compensation                                          261,174      1,908,932
  Non-cash interest expense                                         375,392        278,977
  Accrued interest on note receivable from shareholder              (28,332)            --
  Changes in operating assets and liabilities:
     Accounts receivable                                           (709,400)            --
     Inventories                                                   (131,744)      (430,305)
     Prepaid and other current assets                              (226,072)       267,713
     Other assets                                                    (4,100)       (85,795)
     Accounts payable                                              (253,792)    (1,382,406)
     Accrued expenses and other current liabilities                  66,209        259,053
                                                                -----------    -----------
                 Net cash used in operating activities           (4,710,545)    (3,929,037)
                                                                -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment                               (244,080)       (24,711)
                                                                -----------    -----------
                 Net cash used in investing activities             (244,080)       (24,711)
                                                                -----------    -----------
Cash flows from financing actitivies:
  Proceeds from the sale of common shares                                --      4,974,935
  Proceeds from issuance of short term notes                             --        657,500
  Payments on notes receivable from shareholders                         --         52,500
  Proceeds from exercise of warrants and options                  1,070,210          9,375
                                                                -----------    -----------

                 Net cash provided by financing activities        1,070,210      5,694,310
                                                                -----------    -----------

Net decrease in cash                                             (3,884,415)     1,740,562

Cash and cash equivalents at beginning of period                  6,359,969        575,663
                                                                -----------    -----------
Cash and cash equivalents at end of period                      $ 2,475,554    $ 2,316,225
                                                                ===========    ===========
Supplemental disclosure of cash flow information:

  Income taxes paid during the period                           $       800    $       800
                                                                ===========    ===========
Non cash financing activities:

  Common stock issued for
    prepayment of related party interest                        $ 1,138,374    $   354,477
                                                                ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                SPATIALIGHT, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BUSINESS DESCRIPTION

SpatiaLight, Inc. and Subsidiary (SpatiaLight or the Company) is in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays for applications such as high definition television, computer monitors, video projectors and other applications. We are currently offering two types of products to our customers and prospective customers primarily in the Republic of Korea, China and Taiwan. One product is sets of three of our proprietary SpatiaLight imagEngine(TM) LCoS microdisplays (LCoS Sets). Our other product, the display unit, is comprised of three of our LCoS microdisplays fitted onto a light engine designed by SpatiaLight and Fuji and manufactured by Fuji. To date, SpatiaLight has received purchase orders for its microdisplay products from eight Chinese original equipment manufacturers (OEMs) and one South Korean OEM and has made product shipments to customers. The Company is currently negotiating the terms of purchase orders for its products with certain other prospective customers, primarily in the Pacific Rim region. There are significant open issues with respect to these prospective purchase orders that have to be finally negotiated, including prices and quantities of the Company's products. The Company cannot assure it will receive any purchase orders binding on any of these companies for their purchase of the Company's microdisplay products in the near future.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity accounting principles generally accepted in United States of America. In the opinion of management of SpatiaLight, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2003. The interim results for the period ended June 30, 2004 are not necessarily indicative of results for the full fiscal year.

Certain prior period amounts have been reclassified in order to conform to current period presentation.

NOTE 3.  LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had net equity of approximately $3,975,000 and net working capital of approximately $4,373,000. The Company expects to meet its cash needs with existing cash balances, collections of notes receivable from shareholders of approximately $1,125,000, and from the exercise of warrants held by existing investors. As of June 30, 2004, there were approximately 770,000 warrants which are exercisable and in-the-money. The total value of these warrants, should they be exercised, is approximately $3,300,000. In addition, the Company expects to fund working capital requirements with payments received from its customers in connection with signed purchase orders, and by obtaining additional financing. There can be no assurances that SpatiaLight will be able to obtain such financing or that existing investors will exercise their warrants.

NOTE 4.  PER SHARE INFORMATION

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Excluded from weighted average shares outstanding for the three months and six months ended June 30, 2004 are 1,346,268 shares of common shares issued but held in escrow in connection with a private stock purchase agreement and warrant installment note. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Excluded from the computation of diluted loss per share for the three months and six months ended June 30, 2004 and 2003, respectively, are options and warrants to acquire 5,938,195 and 5,968,289 shares of common stock, and 2,376,000 and 3,767,980 common share equivalents relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of June 30, 2004 for the options and warrants is $2.37 and $3.05, respectively; the weighted average conversion price for the common share equivalents related to convertible notes is $.50.

NOTE 5.  NOTES PAYABLE

Convertible notes at June 30, 2004 consist of the following:

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

On January 7, 2004, the Company issued 142,360 common shares for the prepayment of interest of $800,063 for the year ended December 31, 2004. Interest was computed using the closing price of the common shares on January 6, 2004 of $5.62, and is being amortized through December 31, 2004. In addition, on March 4, 2004, the Company issued 71,676 common shares on the prepayment of interest of $338,311 for the six months ended June 30, 2005 in order to coincide with the maturity date of the notes. Interest was computed using the closing price of the common shares on March 3, 2004 of $4.72, and is not currently being amortized. At June 30, 2004, the carrying value of the Argyle notes total $1,166,000, which includes the $1,188,000 principal balance net of unamortized discounts of $22,000.

Activity in notes payable for the six months ended June 30, 2004 follows:




                                                            (PAYMENT)
                          BALANCE AT                            OR                       BALANCE AT
                         DECEMBER 31,     ADDITION OR        DISCOUNT     CONVERSION       JUNE 30,
DEBT PRINCIPAL:              2003         NEW DISCOUNT     AMORTIZATION    TO EQUITY        2004
                         -----------    ----------------   ------------   -----------    -----------
Argyle                   $ 1,188,000    $             --   $         --   $        --    $ 1,188,000
Argyle discount
                             (33,000)                 --         11,000            --        (22,000)
                         -----------    ----------------   ------------   -----------    -----------
Total                      1,155,000                  --         11,000            --      1,166,000
                         -----------    ----------------   ------------   -----------    -----------

INTEREST:
Accrued Argyle 6%                 --              35,640             --       (35,640)            --
Beneficial interest               --             364,392             --      (364,392)            --
                         -----------    ----------------   ------------   -----------    -----------
Total                             --             400,032             --      (400,032)            --

                         -----------    ----------------   ------------   -----------    -----------
TOTAL                    $ 1,155,000    $        400,032   $    11,000    $  (400,032)   $ 1,166,000
                         ===========    ================   ============   ===========    ===========



Non-cash interest expense is as follows:

                                              Six Months Ended June 30,
                                             --------------------------
                                                 2004          2003
                                             ------------   -----------
Amortization of note discounts                     11,000       130,732
Effect of beneficial conversion privileges
   on accrued interest                            364,392       141,598

Other                                        $         --         6,647
                                             ------------   -----------
                                             $    375,392   $   278,977
                                             ============   ===========


NOTE 6.  ISSUANCE OF SECURITIES

Exercise of Stock Options and Warrants in the six months ended June 30, 2004

During the first six months of 2004, 122,500 and 407,096 common shares were issued upon the exercise of employee stock options and warrants, respectively. Total cash received was $1,070,210.

Issuance of Shares, Stock Options and Warrants in the six months ended June 30, 2004

In December 2003, the Company completed a private placement of 1,000,000 common shares that were registered with the SEC in a "Shelf" Registration Statement at a price of $5.00 per share for net proceeds of $4,955,255 received in December 2003. 300,000 of these shares were issued prior to December 31, 2003. The remaining 700,000 shares were reflected in common shares issuable at December 31, 2003 and were issued in January 2004. In addition, 120,082 shares were issued pursuant to a warrant exercised in 2003. The proceeds of approximately $306,000 had been received and were included in common shares issuable as of December 31, 2003.

Other expenses in the six months ended June 30, 2004 related to the valuation of options granted to directors for additional services and employee options issued with an exercise price lower than the market price totaled $51,174 and are included in stock-based compensation.

In April 2004, the Company issued a fully vested warrant to purchase 250,000 common shares as payment to a sales agent. A value of $210,000 was assigned to the warrant using a Black-Scholes pricing model and the following assumptions: stock price $3.58, exercise price $3.75, historical volatility 59%, risk free rate 4%, dividend yield of 0% and a contractual life of 13 months.

Installment Note

In November 2002, a warrant to purchase 746,268 common shares was exercised at $2.00 under a warrant installment agreement totaling $1,492,536. Payments of $200,000 were made in 2002. An additional $402,500 was received in 2003. Interest accrues at 6% per annum and is due with the final payment. As of June 30, 2004, approximately $107,700 of accrued interest has been recorded, including interest of approximately $79,400 in 2003 and 2002. The shares were issued in 2003, but are held in escrow by the Company pending receipt of the remaining balance of $1,010,758.

On May 15, 2001, the Company sold 600,000 common shares under a private stock purchase agreement. The shares were sold at a price of $1.75 per share. Cash received was $262,500. The balance of $787,500 was to be paid in three equal quarterly installments of $262,500. An escrow agent is holding the certificates for the shares being purchased until all three installments have been paid in full. At June 30, 2004 the remaining balance is $127,500.

Stock-based compensation is as follows:


                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                     2004          2003
                                                                 ----------     ----------
Common shares and options granted to employees and directors     $   51,174     $   22,005
Common shares and warrants expensed for services                    210,000        283,128
Stock to be issued in connection with stock purchase                     --        326,086
Beneficial pricing on sale of stock and warrants to officers             --        958,913
Other                                                                    --         68,800
                                                                 ----------     ----------
                                                                 $  261,174     $1,658,932
                                                                 ==========     ==========


NOTE 7.  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER INFORMATION

The Company's chief operating decision-maker, the Chief Executive Officer, reviews the Company's financial information as a single "operating segment" to make decisions about the Company's performance and resource allocation.
Therefore the Company has determined that it operates in a single business segment.

During the six months ended June 30, 2004, all revenues were derived from customers abroad. Revenues from mainland China totaled $817,000 or 95% of total revenue. The remaining 5%, or $42,875 were derived from customers in Hong Kong and the Republic of Korea. There were no revenues in 2003.

Revenue from two customers accounted for 67% and 19%, respectively, of our total revenues for the six months ended June 30, 2004. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner could harm our sales or results of operations. Accounts receivable from these two customers accounted for 70% and 20%, respectively, of total accounts receivable as of June 30, 2004.

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

If the Company had elected the fair value method of accounting for stock-based compensation, compensation cost would have been accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility.

The table below shows net loss per share for the three months and six months ended June 30, 2004 and 2003 as if the Company had elected the fair value method of accounting for stock options.




                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                           2004           2003           2004            2003
                                                       -----------    -----------    -----------    -------------
Net loss as reported                                   $(2,333,977)   $(3,329,395)   $(4,279,871)   $  (4,873,934)

Stock-based employee/director compensation
  included in reported net loss, net of
  any applicable related tax effects
                                                             8,250          9,720         51,174           22,005
Deduct: total stock-based employee compensation
  determined under fair value method for all awards,
  net of any applicable related tax effects
                                                          (367,839)      (355,984)      (780,528)        (755,886)
                                                       -----------    -----------    -----------    -------------
Proforma net loss, as adjusted                         $(2,693,566)   $(3,675,659)   $(5,009,225)   $  (5,607,815)
                                                       ===========    ===========    ===========    =============

Loss per share:
Basic and diluted, as reported                         $     (0.07)   $     (0.13)   $     (0.13)   $       (0.19)
Basic and diluted, as adjusted                         $     (0.08)   $     (0.14)   $     (0.15)   $       (0.22)


NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability or, in some circumstances, an asset. SpatiaLight adopted the provisions of SFAS No. 150 effective beginning with the second quarter of fiscal 2004, and such adoption did not have a significant impact on SpatiaLight's financial position and results of operations.

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128," which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the third quarter beginning July 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

NOTE 10. SUBSEQUENT EVENTS

In July 2004, the Company  entered into an agreement with LG  Electronics,  Inc.
(LGE), a worldwide leader in electronics and television manufacturing based in the Republic of Korea, providing for the Company to sell sets of three imagEngine(TM) LCoS microdisplays with an active matrix of 1920 pixels by 1080 pixels (LCoS Sets) to LGE. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of the agreement with LGE.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Item 2 and those discussed in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of our consolidated financial condition as of June 30, 2004, and the results of our operations for the three months and six months ended June 30, 2004 and 2003. The following should be read in conjunction with the unaudited financial statements and related notes appearing elsewhere herein.

OVERVIEW

We are in the business of manufacturing liquid crystal on silicon (LCoS) microdisplays that provide high resolution images suitable for applications including high definition television, rear projection computer monitors and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our imagEngine(TM) microdisplays are designed for use in end products of original equipment manufacturers, and therefore we work closely with customers and prospective customers to incorporate our microdisplays into their final products. We currently lease clean room space where we manufacture our SpatiaLight imagEngine(TM) microdisplays. In January 2004, we expanded our clean room space to address current and anticipated increased manufacturing demand. We believe that these facilities are suitable to meet our current and immediate future needs. We also believe that these current arrangements provide us with strong quality controls and effectively protect our proprietary technology in our products. We are in the final stages of negotiating a long-term lease in Jinsa, Gyeongnam province, in the Republic of Korea, where we will immediately commence operations to construct our state-of-the-art manufacturing facility with the capacity to meet mass production-scale demand from our customers and prospective customers. Internal manufacturing is subject to certain risks described under "Business Risks and Uncertainties."

We are currently offering two types of products to our customers and prospective customers primarily in the Republic of Korea, China and Taiwan. One product is sets of three of our proprietary SpatiaLight imagEngine(TM) LCoS microdisplays (LCoS Sets). Our other product, the display unit, is comprised of three of our LCoS microdisplays fitted onto a light engine designed by SpatiaLight and Fuji and manufactured by Fuji. We currently manufacture two models of our LCoS microdisplays. The "T-1" model has an active matrix of 1280 pixels by 960 pixels configuration and the newer generation "T-3" model has an active matrix of 1920 pixels by 1080 pixels configuration.

We recently formed SpatiaLight Korea, Inc. (SLK), a corporation of the Republic of Korea and our wholly-owned subsidiary for the purpose of establishing a large-scale manufacturing facility in Korea and for facilitating business relationships in Korea and throughout all of Asia. SLK is in the final stages of negotiating a long-term lease for 8.3 acres of land in Jinsa, Gyeongnam province, in the Republic of Korea, on which we will immediately commence operations to construct our expandable, approximately 25,000 square foot state-of-the-art manufacturing facility with the capacity to meet mass production-scale demand from our customers and prospective customers. We expect to commence physical construction for building the facility by the end of the third quarter of 2004. We expect the aggregate cost of building and equipping the facility to be approximately $11,000,000. The opening of such a manufacturing facility will be for the purpose of expanding our manufacturing capacity and we do not intend to layoff or otherwise terminate the employment of any employees in the United States as the result of opening such a manufacturing facility in Korea.

In July 2004, we entered into an agreement with LG Electronics, Inc. (LGE), a worldwide leader in electronics and television manufacturing based in the Republic of Korea, providing for us to sell a specially tailored version of our T-3 LCoS Sets to LGE. Under the terms of the agreement, LGE has committed to purchase a minimum of 21,000 LCoS Sets from us over an initial six-month ramp-up delivery period commencing in January 2005. The agreement forecasts that LGE will commence mass production-scale purchases of LCoS Sets from us in the second half of 2005. The agreement has a two-year delivery term ending on December 31, 2006. All of the rights and obligations of the parties under the agreement are subject to a limited quantity of trial LCoS Sets, a portion of which have been delivered to LGE, meeting certain final technical specifications. Under the agreement, LGE and we have agreed to work together to the extent necessary to ensure that the trial LCoS Sets meet the final specifications.

The agreement provides that we will be the exclusive supplier of three-chip LCoS microdisplay products to LGE in 2005 and potentially in 2006 as well. LGE will have the exclusive right in Korea to purchase T-3 microdisplay products from us in 2005 and potentially in 2006 as well.

The agreement with LGE occurred as the result of our working together with LGE pursuant to a joint development agreement entered into in May 2003. During the course of that work, we made specially tailored modifications to our new generation of T-3 microdisplays for LGE's development of a new line of state-of-the-art high definition products. LGE has advised us that it intends to sell high definition LCoS products to the worldwide consumer market commencing in early 2005.

In March 2004, we entered into a purchase order agreement with SVA Information Industry Co., Ltd. (SVA) for the purchase of 2,205 display units by SVA. The purchase order provides for initial integration, certification and product introduction phases followed by deliveries of display units for commercial sale purposes. We provided SVA with two prototype display units in the second quarter of 2004. Pursuant to the terms of the purchase order, future obligations of SVA will be backed by letters of credit in our favor. The purchase order is cancelable by SVA and is subject to other customary terms and conditions.

In December 2003, we entered into a purchase order agreement with Shanghai China Display Co., Ltd. (China Display). The agreement provides for the purchase by China Display of 1,000 sets of three SpatiaLight imagEngine(TM) microdisplays. Pursuant to the purchase order, we completed an initial delivery of 100 microdisplay sets to China Display in December 2003. We completed a second delivery of 100 microdisplay sets in March 2004 and a third delivery of 200 microdisplay sets in June 2004. We expect to continue shipping microdisplay sets to China Display in the third quarter according to a revised delivery schedule. Pursuant to the terms of the purchase order, the obligations of China Display are and will be backed by three letters of credit, the first of which was issued and paid to us. The purchase order is not cancelable by China Display, according to the terms of the purchase order, because the first 100 delivered microdisplay sets met China Display's specifications. The purchase order is subject to other customary terms and conditions.

In September 2003, we announced that we signed a purchase order agreement with China Electronics Corporation (CEC), for the purchase by CEC of 2,000 display units from us. The agreement provides for an initial delivery of ten display units, which was completed in September 2003, and a second delivery of 100 units, which was completed in March 2004. Additional shipments will be made periodically according to a schedule to be determined by CEC and us. The purchase order was cancelable by CEC after delivery of 110 units but CEC has elected to proceed with additional deliveries. The agreement is subject to other customary terms and conditions.

In January 2003, we announced that we signed a purchase order agreement with Skyworth Display, Ltd. for the purchase by Skyworth of 14,100 SpatiaLight display units during a one-year delivery period. The purchase order originally provided for 200 units to be delivered in each of February, March and April 2003 with larger monthly deliveries thereafter until the order is completed. Skyworth and we subsequently agreed to delay the delivery schedule. In 2003, we completed shipment of 100 of the 200 units originally scheduled for delivery in the first month and in the first quarter of 2004 we completed shipment of an additional 100 units. Skyworth advised us in late 2003 that it had decided to change the target market for its LCoS televisions that it intended to manufacture using our display units, which caused serious delays to the delivery schedule set forth in the purchase order agreement. We shipped 400 display units to Skyworth in the second quarter of 2004. The purchase order agreement, by its terms, is currently cancelable by Skyworth.

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

In December 2003, we entered into a purchase order agreement with Global Display Limited, a Chinese OEM, for the purchase of 2000 display units from SpatiaLight. We completed an initial delivery of 20 display units in March 2004. We worked with Global Display during the second quarter of 2004 on integrating our display units with Global Display's technology. Future shipments are scheduled to be made periodically according to a schedule to be finally determined by the parties. The purchase order is cancelable by Global Display after the initial delivery of display units provided for under the agreement and is subject to other customary terms and conditions.

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

In May 2004, we entered into a purchase order and development agreement with a leading light engine manufacturing company based in Taiwan. We have agreed with such customer not to disclose its name at this time. The purchase order is for 2000 of our LCoS Sets. We shipped one prototype display unit and one prototype LCoS Set to this customer in the second quarter of 2004 and we are working closely with them on technology integration. The purchase order is cancelable by the customer and is subject to other customary terms and conditions.

We are currently negotiating the terms of purchase orders for our products with certain other prospective customers, primarily in China. There are significant open issues with respect to these prospective purchase orders that have to be finally negotiated, including prices and quantities of our products. We cannot assure whether we will receive any purchase orders binding on any of these companies for their purchase of our microdisplay products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers are subject to certain contingencies described under "Risks Factors."

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had approximately $2,476,000 in cash and cash equivalents, a decrease of approximately $3,884,000 from the December 31, 2003 amount of $6,360,000. Our net working capital at June 30, 2004 was approximately $4,373,000 compared to net working capital of approximately $6,229,000 at December 31, 2003. This change is due to the use of cash to fund operating expenses, offset by an increase in accounts receivable and non-cash prepaids.

Net cash used in operating activities totaled approximately $4,711,000 and $3,930,000 for the six months ended June 30, 2004 and 2003, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the six months ended June 30, 2004 was approximately $1,070,000 as compared to approximately $5,700,000 for the six months ended June 30, 2003. In the second quarter of 2004, cash was provided primarily from the exercise of employee stock options and warrants. In the same period in 2003, cash was provided primarily from the sale of common shares and issuance of short-term notes.

We expect to meet our cash needs with our existing cash balances and collections from notes receivable from shareholders of approximately $1,125,000 and from the exercise of warrants held by existing investors. As of June 30, 2004, there were approximately 770,000 warrants which are exercisable and in-the-money. The total value of these warrants, should they be exercised, is approximately $3,300,000. In addition, we expect to fund working capital requirements with payments received from our customers in connection with current purchase orders and by obtaining additional financing. There can be no assurances that we will be able to obtain such financing or that existing investors will exercise their warrants.

RESULTS OF OPERATIONS

Revenue. We recognized revenue of approximately $541,000 and $860,000 in the three and six months ended June 30, 2004, respectively. The increase in revenue in the second quarter was related primarily to an increase in shipments against purchase orders entered into in 2003 and 2004. No revenue was recognized in the three months or six months ended June 30, 2003.

Revenue from two customers accounted for 67% and 19%, respectively, of our total revenue for the six months ended June 30, 2004. Revenue recognized from these customers was pursuant to purchase agreements entered into in 2003. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner could harm our sales and results of operations. Accounts receivable from these two customers, Skyworth and China Display, accounted for 70% and 20%, respectively, of total accounts receivable as of June 30, 2004.

Cost of revenue. Cost of revenue was $426,000 and $772,000 in the three and six months ended June 30, 2004, respectively and $100,690 in the three and six months ended June 30, 2003. Cost of revenue consists primarily of product costs and the increase in the second quarter of 2004 is related to the increase in shipments of our products. Cost of revenue in 2003 relates to an adjustment to restate inventory at the lower of cost or market as our initial purchases were at a cost higher than we expected to incur for future purposes.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $1,480,000 and $915,000 in the three months ended June 30, 2004 and 2003, respectively and $2,485,000 and $1,373,000 in the six months ended June 30, 2004 and 2003, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. Salaries and related taxes and benefits increased approximately $1,090,000 as a result of the reassignment of employees from research and development to general and administrative duties and the increase in the number of administrative staff, which was due to the transition toward commercial-scale manufacturing of our microdisplay products and the hiring of technical support staff in Asia. In addition, travel and lodging expenses increased by approximately $175,000 due to increase in travel to Asia in the six months ended June 30, 2004, related to work performed in connection with purchase order agreements entered into during 2003 and other business development matters. These increases were offset by a one time expense of $250,000 in 2003 related to costs of obtaining financing that had no comparable expense in 2004.

Stock-based compensation. Stock-based compensation was approximately $218,000 and $1,485,000 in the three months ended June 30, 2004 and 2003, respectively, and approximately $261,000 and $1,659,000 in the six months ended June 30, 2004 and 2003, respectively. The amounts incurred relate to common shares, stock options, and warrants issued. The decrease in stock-based compensation is due to expenses totaling approximately $960,000 incurred in 2003 related to the May financing and the beneficial pricing received by Robert A. Olins, Chief Executive Officer, that had no comparable expense in 2004.

Research and development costs. Research and development costs were approximately $1,251,000 and $1,391,000 in the six months ended June 30, 2004 and 2003, respectively and $570,000 and $667,000 in each of the three months ended June 30, 2004 and 2003, respectively. Salaries and related benefits decreased approximately $900,000 due to the reclassification of employees from research and development to selling, general and administrative. Other research and development expenses increased approximately $600,000 due to an increase in consulting services as well as costs associated with the development of newer generation LCoS microdisplay. These costs include primarily materials and equipment.

Interest expense. Interest expense for the six months ended June 30, 2004 decreased approximately $74,000 from the same period in 2003 due to the conversion of $2,975,000 of convertible notes in November 2003.

Non-cash interest expense. Non-cash interest expense was approximately $375,000 and $279,000 for the six months ended June 30, 2004 and 2003, respectively. Non-cash interest expense relates to the beneficial price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, Chief Executive Officer and a director of the Company. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Interest expense related to the beneficial conversion feature increased approximately $222,000 due to the increase in the price of our common shares from 2003 to 2004. Also included in non-cash interest expense is the amortization of note discounts. This amount decreased approximately $126,000 due primarily to the conversion of the Alabama Group notes in November 2003.

Critical Accounting Policies

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

     o Delivery: For products, delivery is considered to occur when title and risk of loss have been transferred, which, for us, is generally when product has been delivered to a common carrier.

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

BUSINESS RISKS AND UNCERTAINTIES

WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE AND THEREFORE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY.

We have incurred losses to date and have experienced cash shortages. For the six months ended June 30, 2004, we incurred net losses of approximately $4,280,000. In addition, we had an accumulated deficit of approximately $62,554,000 as of June 30, 2004. We expect additional losses as we continue spending for production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

IF WE ARE UNABLE TO OBTAIN FURTHER FINANCING OR GENERATE REQUIRED WORKING CAPITAL, OUR ABILITY TO OPERATE COULD SUFFER OR CEASE.

Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including investments in further research and development, equipment, facilities and production activities. Although our financial condition and liquidity have been assisted through the exercises of warrants and public and private purchases of our common shares, including the approximately $12.5 million raised by us in 2003 equity financings and $1,070,000 raised through exercises of stock options and warrants during 2004, we will still require additional financing to satisfy our increasing working capital requirements. Reliance for financing upon exercise of warrants, private equity purchase agreements and public offerings entails the additional risks of non-exercise of such warrants because of the prevailing market prices of our underlying common shares, default by purchasers under these agreements or inability to sell publicly registered shares. In the event that we are unable to obtain further financing on satisfactory terms, or we are unable to generate sales sufficient to offset our costs, or if our costs of development and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

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

WE  INCUR  SUBSTANTIAL   RESEARCH  AND  DEVELOPMENT  COSTS  IN  CONNECTION  WITH
TECHNOLOGIES THAT MAY NOT BE SUCCESSFUL.

We currently have eleven full-time engineering and eleven full-time manufacturing personnel based in California working on microdisplays. This staffing creates significant research and development costs that may not be recouped. Even if our current microdisplays become accepted or successful, due to the rapid technological changes in our industry, we must continue to use, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays. As a result, we expect to continue incurring significant research and development costs.

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

Our microdisplays are assembled by combining the silicon backplanes with electronic components. The design and manufacture of liquid crystal displays and display units are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. We lease clean room space in California where we currently manufacture our SpatiaLight imagEngine(TM) microdisplays. In January 2004, we leased additional clean room space to address current and anticipated increased manufacturing demand. We believe that these current arrangements provide us with strong quality controls and effectively protect our proprietary technology in our products, but the risks discussed above associated with the highly complex processes of manufacturing these liquid crystal microdisplays remain applicable.

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

WHILE WE INTEND TO OPEN A MANUFACTURING FACILITY IN THE REPUBLIC OF KOREA AS THE PRINCIPAL FACILITY FOR MANUFACTURING OUR MICRODISPLAY PRODUCTS, WE MAY ENCOUNTER DELAYS IN BUILDING SUCH A FACILITY, DIFFICULTIES IN TRANSITIONING OUR MANUFACTURING OPERATIONS AND DIFFICULTIES IN MAINTAINING OUR QUALITY CONTROLS OVER THE MANUFACTURING AND PRODUCTION PROCESSES, ANY OF WHICH WOULD BE LIKELY TO CAUSE SIGNIFICANT HARM TO OUR BUSINESS.

Our decision to locate our principal manufacturing operations in the Republic of Korea may cause us to encounter one or more potential problems that could severely harm our business. Such potential problems could arise in connection with constructing the facility to our specifications in a timely manner to allow us to meet the product demand from our customers, which would negatively impact our ability to sustain current purchase orders and enter into new purchase order arrangements with our current and prospective customers. Other problems may arise in the training of employees, which may occur as the result of cultural or language differences, which may create misunderstandings or cause inefficiencies in our operations. The geographic separation between our corporate offices in the United States and our principal manufacturing operation in Korea could result in managerial or supervisory problems, which could lead to decreased quality controls and a subsequent material harm to our business.


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

WE MAY BECOME LARGELY DEPENDENT ON ONE CUSTOMER FOR OUR FUTURE REVENUES AND FAILURE TO EXPAND OUR CUSTOMER BASE OR RECEIVE ADDITIONAL ORDERS FROM OUR EXISTING CUSTOMER BASE WILL MAKE US VULNERABLE TO SUBSTANTIAL LOSS OF POTENTIAL REVENUES.

Commencing in January 2005, it is possible that a substantial percentage of our anticipated revenues will be derived from LG Electronics, Inc., based upon our agreement with LGE discussed in Note 10 to the financial statements. If we cannot diversify our customer base or derive increased revenues from our existing customer base through additional purchase orders and product deliveries, and therefore we rely on only one customer for a substantial percentage of our anticipated revenues, we will be vulnerable to a substantial decline in anticipated revenues if we lose LGE as a customer for any reason or if LGE were to otherwise reduce, delay or cancel its orders. Any such events could cause a material and adverse effect on our business, operations and financial condition and the value of our common shares could decline substantially.

WE CANNOT ASSURE YOU THAT WE WILL OBTAIN ADDITIONAL PURCHASE ORDERS FROM OUR CURRENT OR PROSPECTIVE CUSTOMERS, OR, IF WE DO, THAT SUCH ORDERS WILL GENERATE SIGNIFICANT REVENUES.

Even though we have received purchase orders for our microdisplay products from a major Korean OEM and from eight Chinese OEMs and we may receive additional purchase orders from our prospective customers, we may have problems implementing volume production of such microdisplay products. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change and product obsolescence. Manufacturers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. Therefore, despite the purchase orders received from current customers and other purchase orders that we may receive from prospective customers, we cannot assure you that these agreements will result in significant revenues to us.

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

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Our results of operations have varied significantly from quarter-to-quarter in the past and are likely to vary significantly in the future, which makes it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors that cause our operating results to fluctuate include the following:

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

BY FURTHER INCREASING THE NUMBER OF OUR COMMON SHARES THAT MAY BE SOLD INTO THE MARKET, ANY FUTURE OFFERINGS OF OUR EQUITY SECURITIES COULD CAUSE THE MARKET PRICE OF OUR COMMON SHARES TO DECREASE SIGNIFICANTLY, EVEN IF OUR BUSINESS OPERATIONS ARE PERFORMING WELL.

The total number of our common shares and warrants to purchase our common shares, sold in three separate equity financings completed in 2003 represents approximately 14.37% of the total number of our common shares that are issued and outstanding as of August 3, 2004. Sales of these shares, into and within the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We place all of our excess cash and cash equivalents in a checking account or money market account with a nationally reputable bank. As of June 30, 2004, our cash and cash equivalents totaled approximately $2,476,000.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on June 16, 2004 and at the Adjourned Annual Meeting of Shareholders held on July 7, 2004, the shareholders approved the following:

PROPOSAL NO. 1

1. The election of Lawrence J. Matteson as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

     For:  33,873,068     Against:  42,415    Abstain:  0

2. The election of Robert C. Munro as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

     For:  33,873,068     Against:  42,415    Abstain:  0

3. The election of Robert A. Olins as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

     For:  33,873,068     Against:  42,415    Abstain:  0

4. The election of Claude Piaget as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

     For:  33,873,068     Against:  42,415    Abstain:  0

PROPOSAL NO. 2

5. To adopt an amendment to the Corporation's 1999 Stock Option Plan to increase the number of the Corporation's common shares reserved for issuance thereunder.

     For:  18,587,103     Against:  946,646   Abstain:  127,653

PROPOSAL NO. 3

6. To approve the sale by the Corporation to Robert A. Olins, Chief Executive Officer and a Director of the Corporation, of 1,357,441 of the Corporation's common shares and a Warrant to purchase 339,360 common shares.

     For:  18,568,283     Against:  973,889   Abstain:  119,230

PROPOSAL NO. 4

7.   The   ratification  of  the   appointment  of  BDO  Seidman,   LLP  as  the
     Corporation's independent public accountants for the fiscal year ending December 31, 2004.

     For:  33,833,775     Against:  31,737    Abstain:  49,971

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          4.1  Amended and Restated Certificate of Incorporation. *

          4.2  Bylaws. *

          31.1 Rule 13a-14(a)/15d-14(a) Certification of Robert A. Olins.

          31.2 Rule 13a-14(a)/15d-14(a) Certification of Sidney B. Landman.

          32.1 Certifications of Robert A. Olins and Sidney B. Landman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Report on Form 8-K:

          None.


*Previously filed.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Date:  August 11, 2004
                                                  ------------------------------


                                              SPATIALIGHT, INC.


                                              By:  /s/ROBERT A. OLINS
                                                --------------------------------
                                                Robert A. Olins
                                                Chief Executive Officer