Form 10-Q
period 2004-09-30
SPATIALIGHT INC
filed 2004-11-15
CIK 881468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

            For the quarterly period ended September 30, 2004

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from ____________ to ______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,232,905 common shares as of November 9, 2004.

                                SPATIALIGHT, INC.

                          Quarterly Report on Form 10-Q
          For the Quarter and the Nine Months Ended September 30, 2004

                                Table of Contents
                                -----------------

PART I            FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets dated
                  September 30, 2004 and December 31, 2003.....................3

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine Months
                  Ended September 30, 2004 and 2003............................4

                  Condensed Consolidated Statements of Stockholders' Equity
                  for the Nine Months Ended September 30, 2004.................5

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 2004 and 2003........6

                  Notes to Condensed Consolidated Financial Statements.........7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risks.25

         Item 4.  Controls and Procedures.....................................25

PART II           OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds...................27

         Item 6.  Exhibits and Reports on Form 8-K............................28

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (unaudited)

SPATIALIGHT, INC.
BALANCE SHEET (unaudited)

                                                               September 30,   December 31,
                                                                   2004           2003
                                                               (unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                    $  1,089,278    $  6,359,969
  Accounts receivable                                             1,031,722         117,530
  Inventory                                                         942,310         779,617
  Prepaids and other current assets                                 354,861         175,848
  Prepaid non-cash interest to related party                        538,327         177,239
                                                               ------------    ------------
          Total current assets                                    3,956,498       7,610,203

Property and equipment, net                                         910,076         638,430
Other assets                                                        133,315         101,063
                                                               ------------    ------------

               Total assets                                    $  4,999,889    $  8,349,696
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                             $    898,111    $    863,284
  Accrued expenses and other current liabilities                    641,069         518,137
  Deferred revenue                                                  100,000              --
                                                               ------------    ------------
        Total current liabilities                                 1,639,180       1,381,421

Noncurrent liabilities
  Convertible notes                                               1,171,500       1,155,000
                                                               ------------    ------------

               Total liabilities                                  2,810,680       2,536,421
                                                               ------------    ------------

Commitments

Stockholders' equity:
  Common stock, $.01 par value:
     50,000,000 shares authorized;
     34,926,905 and 33,229,191 shares issued and outstanding        349,269         332,292
Additional paid-in capital                                       67,628,441      61,046,425
Notes receivable                                                 (1,084,054)     (1,096,926)
Common shares issuable                                                   --       3,805,685
Other comprehensive income (loss)                                    (2,024)             --
Accumulated deficit                                             (64,702,423)    (58,274,201)
                                                               ------------    ------------
        Total stockholders' equity                                2,189,209       5,813,275
                                                               ------------    ------------

Total liabilities and stockholders' equity                     $  4,999,889    $  8,349,696
                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
STATEMENTS OF OPERATIONS (unaudited)

                                                            Three months ended September 30,   Nine months ended September 30,
                                                                   2004            2003            2004            2003
                                                               ------------    ------------    ------------    ------------
Revenue                                                        $    268,200    $     82,152    $  1,128,075    $     82,152
Cost of revenue                                                    (125,190)        (73,875)       (897,521)       (174,565)
                                                               ------------    ------------    ------------    ------------
          Gross margin                                              143,010           8,277         230,554         (92,413)
                                                               ------------    ------------    ------------    ------------

Selling, general and administrative expenses:
   Selling, general and administrative expenses                   1,432,458         972,882       3,917,460       2,346,211
   Stock-based compensation                                           8,250          71,705         269,424       1,730,637
                                                               ------------    ------------    ------------    ------------
          Total selling, general and administrative expenses      1,440,708       1,044,587       4,186,884       4,076,848

   Research and development expenses                                662,124         597,148       1,913,682       1,988,449
                                                               ------------    ------------    ------------    ------------

          Total operating expenses                                2,102,832       1,641,735       6,100,566       6,065,297
                                                               ------------    ------------    ------------    ------------

          Operating loss                                         (1,959,822)     (1,633,458)     (5,870,012)     (6,157,710)
                                                               ------------    ------------    ------------    ------------

Other income (expenses):

  Interest expense:
          Interest expense                                          (17,820)        (71,418)        (53,942)       (180,607)
          Non-cash interest expense                                (187,696)       (138,416)       (563,087)       (417,393)
                                                               ------------    ------------    ------------    ------------
            Total interest expense                                 (205,516)       (209,834)       (617,029)       (598,000)

   Interest and other income                                         17,662          18,350          60,294          56,326
                                                               ------------    ------------    ------------    ------------

          Total other expenses                                     (187,854)       (191,484)       (556,735)       (541,674)
                                                               ------------    ------------    ------------    ------------

   Loss before income tax expense                                (2,147,676)     (1,824,942)     (6,426,747)     (6,699,384)

Income tax expense (benefit)                                            675              --           1,475              (8)
                                                               ------------    ------------    ------------    ------------

Net loss                                                       $ (2,148,351)   $ (1,824,942)   $ (6,428,222)   $ (6,699,376)
                                                               ============    ============    ============    ============

Net loss per share - basic and diluted                         $      (0.06)   $      (0.06)   $      (0.19)   $      (0.25)
                                                               ============    ============    ============    ============

Weighted average shares used in computing
 net loss per share- basic and diluted                           33,824,409      29,194,477      33,122,270      27,260,754
                                                               ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                               COMMON      ADDITIONAL
                                                                COMMON         SHARES        PAID-IN          NOTES
                                                                SHARES         AMOUNT        CAPITAL        RECEIVABLE
                                                             ------------   ------------   ------------    ------------
Balance at January 1, 2004                                     33,229,191   $    332,292   $ 61,046,425    $ (1,096,926)

Exercise of stock options and warrants                            613,596          6,136      1,204,374

Issuance of common shares issuable                                820,082          8,201      3,797,484              --

Issuance of options to employees and directors                         --             --         59,424              --

Issuance of warrant for services                                       --             --        210,000              --

Exercise of warrant in exchange for note receivable                50,000            500        174,500        (175,000)

Issuance of stock for prepayment of related party interest        214,036          2,140      1,136,234              --

Payments on notes receivable                                           --             --             --         229,851

Accrued interest on notes receivable from stockholder                  --             --             --         (41,979)

Translation adjustment                                                 --             --             --              --

Net loss                                                               --             --             --              --
                                                             ------------   ------------   ------------    ------------

                                                               34,926,905   $    349,269   $ 67,628,441    $ (1,084,054)
                                                             ============   ============   ============    ============

                                                                                OTHER                           TOTAL
                                                                              COMPREHEN-        COMMON          STOCK-
                                                             ACCUMULATED     SIVE INCOME        SHARES         HOLDERS'
                                                               DEFICIT          (LOSS)         ISSUABLE         EQUITY
                                                             ------------    ------------    ------------    ------------
Balance at January 1, 2004                                   $(58,274,201)   $         --    $  3,805,685    $  5,813,275

Exercise of stock options and warrants                                 --              --              --       1,210,510

Issuance of common shares issuable                                     --              --      (3,805,685)             --

Issuance of options to employees and directors                         --              --              --          59,424

Issuance of warrant for services                                       --              --              --         210,000

Exercise of warrant in exchange for note receivable                    --              --              --              --

Issuance of stock for prepayment of related party interest             --              --              --       1,138,374

Payments on notes receivable                                           --              --              --         229,851

Accrued interest on notes receivable from stockholder                  --              --              --         (41,979)

Translation adjustment                                                 --          (2,024)             --          (2,024)

Net loss                                                       (6,428,222)             --              --      (6,428,222)
                                                             ------------    ------------    ------------    ------------

                                                             $(64,702,423)   $     (2,024)   $         --    $  2,189,209
                                                             ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
STATEMENTS OF CASH FLOWS (unaudited)

                                                                            Nine months ended September 30,
                                                                            -------------------------------
Cash flows from operating activities:                                             2004           2003
                                                                              -----------    -----------
Net loss                                                                      $(6,428,222)   $(6,699,376)
Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                   416,427        271,467
  Stock-based compensation                                                        269,424      1,730,637
  Non-cash interest expense                                                       563,087        417,393
  Inventory writedown                                                                  --        100,690
  Translation adjustment                                                           (2,024)
  Accrued interest on notes receivable from shareholders                          (41,979)       (56,326)
  Changes in operating assets and liabilities:
     Accounts receivable                                                         (914,192)       (84,452)
     Inventory                                                                   (162,693)      (811,934)
     Prepaid and other current assets                                              51,686        300,625
     Other assets                                                                 (32,252)       (33,038)
     Accounts payable                                                              34,827     (1,377,723)
     Accrued expenses and other current liabilities                               122,932        378,285
     Deferred revenue                                                             100,000             --
                                                                              -----------    -----------

                                 Net cash used in operating activities         (6,022,979)    (5,863,752)
                                                                              -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                             (688,073)      (409,399)
                                                                              -----------    -----------

                                 Net cash used in investing activities           (688,073)      (409,399)
                                                                              -----------    -----------

Cash flows from financing actitivies:
  Proceeds from issuance of short term notes                                           --        917,500
  Payment on short term notes and convertible notes                                    --       (505,000)
  Payments on notes receivable from shareholders                                  229,851        152,500
  Proceeds from the sale of common shares                                              --      7,513,786
  Proceeds from exercise of warrants and options                                1,210,510         38,363
                                                                              -----------    -----------

                             Net cash provided by financing activities          1,440,361      8,117,149
                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents                           (5,270,691)     1,843,998

Cash and cash equivalents at beginning of period                                6,359,969        575,663
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $ 1,089,278    $ 2,419,661
                                                                              ===========    ===========
Supplemental disclosure of cash flow information:

  Income taxes paid during the period                                         $     1,475    $        --
                                                                              -----------    -----------
  Interest paid during the period                                             $        --    $    26,474
                                                                              -----------    -----------
Non cash financing activities:

  Exercise of warrant in exchange for notes receivable                        $   175,000    $        --
                                                                              -----------    -----------
  Common stock issued upon conversion of interest and notes                   $ 1,138,374    $   354,477
                                                                              -----------    -----------

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
               Notes to Condensed Financial Statements (Unaudited)

NOTE 1. BUSINESS DESCRIPTION

SpatiaLight, Inc. and its subsidiaries (SpatiaLight or the Company) are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays for applications such as high definition television, computer monitors, video projectors and other applications. The Company is currently offering two types of products to its customers and prospective customers primarily in the Republic of Korea, China, Taiwan and Japan. One product is a set of three proprietary SpatiaLight imagEngine(TM) LCoS microdisplays (LCoS
Sets). The Company's other product, the display unit, is comprised of three of its LCoS microdisplays fitted onto a light engine designed by SpatiaLight and Fuji Photo Optical Co., Ltd. (Fuji) and manufactured by Fuji.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in United States of America. In the opinion of management of SpatiaLight, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2003. The interim results for the period ended September 30, 2004 are not necessarily indicative of results for the full fiscal year.

Certain prior period amounts have been reclassified in order to conform to current period presentation.

NOTE 3. LIQUIDITY

As of September 30, 2004, the Company had net equity of approximately $2,190,000 and net working capital of approximately $2,317,000. The Company expects to meet its cash needs and fund its working capital requirements by obtaining additional financing. The Company believes that it is in the final phases of negotiations for such financing with multiple prospective sources. In addition, the Company expects to receive cash upon the collection of notes receivable from shareholders and from the exercise of warrants held by existing investors. There can be no assurances that SpatiaLight will be able to obtain such additional financing, collect upon such notes receivable or that existing investors will exercise their warrants.

NOTE 4. PER SHARE INFORMATION

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Excluded from weighted average shares outstanding for the three months and nine months ended September 30, 2004 are 1,396,268 common shares issued but held in escrow in connection with a private stock purchase agreement and warrant installment notes. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Excluded from the computation of diluted loss per share for the three months and nine months ended September 30, 2004 and 2003, respectively, are options and warrants to acquire 6,682,528 and 6,046,216 common shares, and 2,376,000 and 3,702,966 common share equivalents relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of September 30, 2004 for the options and warrants is $3.83 and $3.19, respectively; the weighted average conversion price for the common share equivalents related to convertible notes is $0.50.

NOTE 5. NOTES PAYABLE

In 1998, the Company received $1,188,000 in cash in exchange for notes issued to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, Chief Executive Officer, Secretary, Treasurer, and a director of the Company. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all the assets of the Company. Both principal and interest are convertible into the Company's common shares at $0.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The notes were extended in September 2002 to March 31, 2004, and on December 31, 2003 were extended until June 30, 2005. At each extension date, the amortization rate of the remaining unamortized discount was also extended over the new life of the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. The current amortization rate of the discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 8% per annum as of the December 31, 2003 extension date when compared to the outstanding principal balances.

On January 7, 2004, the Company issued 142,360 common shares for the prepayment of interest of $800,063 for the year ended December 31, 2004. Interest was computed using the closing price of the common shares on January 6, 2004 of $5.62, and is being amortized through December 31, 2004. In addition, on March 4, 2004, the Company issued 71,676 common shares on the prepayment of interest of $338,311 for the six months ended June 30, 2005 in order to coincide with the maturity date of the notes. Interest was computed using the closing price of the common shares on March 3, 2004 of $4.72, and is not currently being amortized. At September 30, 2004, the carrying value of the Argyle notes is $1,171,500, which includes the $1,188,000 principal balance net of the unamortized discount of $16,500.

Activity in notes payable for the nine months ended September 30, 2004 follows:

                      BALANCE AT                  (PAYMENT) OR   CONVERSION     BALANCE AT
                     DECEMBER 31,     ACCRUED        DISCOUNT        TO         SEPTEMBER 30,
DEBT PRINCIPAL:          2003         INTEREST     AMORTIZATION    EQUITY          2004
                      -----------    -----------   -----------   -----------    -----------
Argyle                $ 1,188,000    $        --   $        --   $        --    $ 1,188,000
Argyle discount           (33,000)            --        16,500            --        (16,500)
                      -----------    -----------   -----------   -----------    -----------
Total                   1,155,000             --        16,500            --      1,171,500
                      -----------    -----------   -----------   -----------    -----------

INTEREST:
Accrued Argyle 6%              --         53,460            --       (53,460)            --
Beneficial interest            --        546,587            --      (546,587)            --
                      -----------    -----------   -----------   -----------    -----------
Total                          --        600,047            --      (600,047)            --

                      -----------    -----------   -----------   -----------    -----------
TOTAL                 $ 1,155,000    $   600,047   $    16,500   $  (600,047)   $ 1,171,500
                      ===========    ===========   ===========   ===========    ===========

Non-cash interest expense is as follows:

                                                             Nine months ended
                                                               September 30,
                                                          ----------------------
                                                            2004          2003
                                                          --------      --------
Amortization of note discount                             $ 16,500      $198,349
Effect of beneficial conversion privileges
  on accrued interest                                      546,587       212,397
Other                                                           --         6,647
                                                          --------      --------
                                                          $563,087      $417,393
                                                          ========      ========

NOTE 6. ISSUANCE OF SECURITIES

Exercise of Stock  Options and Warrants in the nine months ended  September  30,
2004

During the first nine months of 2004, 206,500 and 457,069 common shares were issued upon the exercise of employee stock options and warrants, respectively. Total cash received was $1,210,510.

Issuance of Shares, Stock Options and Warrants in the nine months ended September 30, 2004

In December 2003, the Company completed a private placement of 1,000,000 common shares that were registered with the SEC in a "Shelf" Registration Statement at a price of $5.00 per share for net proceeds of $4,955,255 received in December 2003. 300,000 of these shares were issued prior to December 31, 2003. The remaining 700,000 shares were reflected in common shares issuable at December 31, 2003 and were issued in January 2004. In addition, 120,082 shares were issued pursuant to a warrant exercised late in 2003. The proceeds of approximately $306,000 had been received and were included in common shares issuable as of December 31, 2003. Other expenses in the nine months ended September 30, 2004 related to the valuation of options granted to directors for additional services and employee options issued with an exercise price lower than the market price totaled $59,424 and are included in stock-based compensation.

In April 2004, the Company issued a fully vested warrant to purchase 250,000 common shares as payment to a sales agent. A value of $210,000 was assigned to the warrant using a Black-Scholes pricing model and the following assumptions: stock price $3.58, exercise price $3.75, historical volatility 59%, risk free rate 4%, dividend yield of 0% and a contractual life of 13 months.

Installment Notes

In July 2004, a warrant to purchase 50,000 common shares was exercised at $3.50 under a warrant installment agreement totaling $175,000. The total is payable in six equal installments of $29,167 beginning on the date of the execution of the agreement. The shares are being held in escrow pending the receipt of the remaining balance of $87,500.

In November 2002, a warrant to purchase 746,268 common shares was exercised at $2.00 under a warrant installment agreement totaling $1,492,536. A payment of $142,350 was received in 2004, which included accrued interest of $92,350. Interest accrues at 6% per annum and is due with the final payment. As of September 30, 2004, approximately $29,000 of accrued interest has been recorded. The shares were issued in 2003, but are held in escrow by the Company pending receipt of the remaining balance of $869,055.

On May 15, 2001, the Company sold 600,000 common shares under a private stock purchase agreement. The shares were sold at a price of $1.75 per share. Cash received was $262,500. The balance of $787,500 was to be paid in three equal quarterly installments of $262,500. An escrow agent is holding the certificates for the shares being purchased until all three installments have been paid in full. At September 30, 2004 the remaining balance is $127,500.

Stock-based compensation is as follows:

                                                                  Nine months ended
                                                                     September 30,
                                                                  2004         2003
                                                               ----------   ----------
Common shares and options granted to employees and directors   $   59,424   $   42,839
Common shares and warrants expensed for services                  210,000      283,128
Stock issued in connection with May 2003 stock purchase                --      376,957
Beneficial pricing on sale of stock and warrants to officers           --      958,913
Other                                                                  --       68,800
                                                               ----------   ----------
                                                               $  269,424   $1,730,637
                                                               ==========   ==========

NOTE 7. DEFERRED REVENUE

In the third quarter of 2004, the Company received a purchase order from a new customer. Upon reviewing the order, it was noted that not all elements required for revenue recognition were present. The product was shipped at the end of the third quarter. The revenue of $216,000 and the related cost of revenue of $116,000 were recorded as deferred revenue until all of the necessary elements for revenue recognition had been met. These elements were met early in the fourth quarter.

NOTE 8. SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER INFORMATION

The Company's chief operating decision-maker, the Chief Executive Officer, reviews the Company's financial information as a single "operating segment" to make decisions about the Company's performance and resource allocation.
Therefore the Company has determined that it operates in a single business segment.

During the nine months ended September 30, 2004, all revenues were derived from customers abroad. Revenues from mainland China totaled $1,078,400 or 96% of total revenue. The remaining 4%, or $49,675 were derived from customers in Hong Kong, Taiwan and the Republic of Korea. Revenues in 2003 were derived 100% from customers in China.

Revenue from two customers accounted for 51% and 47%, respectively, of the Company's total revenues for the nine months ended September 30, 2004. The loss of any one of these customers and the inability to obtain additional purchase orders from current or prospective customers to replace the lost revenue in a timely manner could harm the Company's sales or results of operations. Accounts receivable from these two customers accounted for 33% and 45%, respectively, of total accounts receivable as of September 30, 2004.

NOTE 9. STOCK-BASED COMPENSATION

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

The table below shows net loss per share for the three months and nine months ended September 30, 2004 and 2003 as if the Company had elected the fair value method of accounting for stock options.

                                                           Three months ended             Nine months ended
                                                              September 30,                  September 30,
                                                          2004            2003           2004           2003
                                                       -----------    -----------    -----------    -----------
Net loss as reported                                   $(2,148,351)   $(1,824,942)   $(6,428,222)   $(6,699,376)

Stock-based employee/director compensation
  included in reported net loss, net of any
  applicable related tax effects                             8,250         20,834         59,424         42,839
Deduct: total stock-based employee compensation
  determined under fair value method for all awards,
  net of any applicable related tax effects               (329,912)      (288,546)    (1,111,590)    (1,044,432)
                                                       -----------    -----------    -----------    -----------

Proforma net loss, as adjusted                         $(2,470,013)   $(2,092,654)   $(7,480,388)   $(7,700,969)
                                                       ===========    ===========    ===========    ===========

Loss per share:
Basic and diluted, as reported                         $     (0.06)   $     (0.06)   $     (0.19)   $     (0.25)
Basic and diluted, as adjusted                         $     (0.07)   $     (0.07)   $     (0.22)   $     (0.29)

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 11. SUBSEQUENT EVENTS

In September 2004, SpatiaLight entered into a long-term lease with the Gyeongnam provincial government for 8.3 acres of undeveloped land in Jinsa, Gyeongnam province in the Republic of Korea. SpatiaLight has received a 100% land lease payment exemption based upon the location of the land in a Korean national government designated "free economic zone" and the Korean government's certification of SpatiaLight as a "high technology" company.

In October 2004, SpatiaLight contracted with Sung Do Engineering, a designer and manufacturer of high-tech processing plants, as the lead contractor for SpatiaLight's new manufacturing facility to be located on the leased land. Also in October 2004, Sung Do Engineering commenced construction of the facility. Under SpatiaLight's agreement with Sung Do Engineering, the Company will be required to make periodic payments for an aggregate total of 4,400,000,000 Korean Won (approximately $3,800,000) over a four-month period concluding in the first quarter of 2005. The Company made its first payment of $500,000 to the contractors in November 2004. SpatiaLight expects that construction of the manufacturing facility will be completed and the facility will be fully operational in the first quarter of 2005.

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

The following is a discussion and analysis of the condensed consolidated financial condition of the Company as of September 30, 2004, and the results of operations for the Company for the three months and nine months ended September 30, 2004 and 2003. The following should be read in conjunction with the unaudited financial statements and related notes appearing elsewhere herein.

OVERVIEW

We are in the business of manufacturing liquid crystal on silicon (LCoS) microdisplays that provide high resolution images suitable for applications including high definition television, rear projection computer monitors and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our imagEngine(TM) microdisplays are designed for use in end products of original equipment manufacturers, and therefore we work closely with customers and prospective customers to incorporate our microdisplays into their final products. We lease clean room space in California where we currently manufacture our SpatiaLight imagEngine(TM) microdisplays in limited commercial quantities. Internal manufacturing is subject to certain risks described under "Business Risks and Uncertainties."

In September 2004, we entered into a long-term lease with the Gyeongnam provincial government for 8.3 acres of undeveloped land in Jinsa, Gyeongnam province in the Republic of Korea. We leased the land for the purpose of constructing a state-of-the-art manufacturing facility with the anticipated capacity to meet mass production-scale demand from our customers and prospective customers. We have received a 100% land lease payment exemption because the land has been designated a "free economic zone" by the Korean national government and the Korean government also certified us as a "high technology" company.

In October 2004, we contracted with Sung Do Engineering, a designer and manufacturer of high-tech processing plants, as the lead contractor for constructing our new manufacturing facility on the leased land. In October 2004, Sung Do Engineering commenced construction of our new facility. Under the agreement with Sung Do Engineering, we will be required to make periodic payments for an aggregate total of 4,400,000,000 Korean Won (approximately $3,800,000) over a four-month period concluding in the first quarter of 2005. We made an initial payment of $500,000 to the contractor in November 2004. We expect that construction of the manufacturing facility will be completed and the facility will be fully operational in the first quarter of 2005.

We are currently offering two types of products to our customers and prospective customers primarily in the Republic of Korea, China, Taiwan and Japan. One product is a set of three of our proprietary SpatiaLight imagEngine(TM) LCoS microdisplays (LCoS Sets). Our other product, the display unit, is comprised of three of our LCoS microdisplays fitted onto a light engine designed by SpatiaLight and Fuji Photo Optical Co., Ltd. (Fuji) and manufactured by Fuji. We currently manufacture two models of our LCoS microdisplays. The "T-1" model has an active matrix of 1280 pixels by 960 pixels configuration and the newer generation "T-3" model has an active matrix of 1920 pixels by 1080 pixels configuration.

To date, we have completed deliveries of our microdisplay products to our customers in limited quantities. A substantial portion of such delivered products have been to our customers located in China. Commencing in the first quarter of 2005, we expect that a greater percentage of future deliveries will be made to LG Electronics, our Korean customer, pursuant to our purchase agreement with them. The loss of LG Electronics as a customer, or any delays in our delivery schedule to LG Electronics, could harm our future sales or results of operations and our substantial dependence on one customer is subject to risks set forth in "Business Risks and Uncertainties." We are currently developing working relationships with other prospective customers, located primarily in Japan and other parts of the Pacific Rim region. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot assure that we will receive any purchase orders binding on any of these companies for their purchase of our products in the near future.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had approximately $1,090,000 in cash and cash equivalents, a decrease of approximately $5,270,000 from the December 31, 2003 amount of $6,360,000. Our net working capital at September 30, 2004 was approximately $2,317,000 compared to a net working capital of approximately $6,229,000 at December 31, 2003. This working capital change is primarily due to the use of cash to fund operating expenses offset by an increase in accounts receivable.

Net cash used in operating activities totaled approximately $6,020,000 and $5,860,000 for the nine months ended September 30, 2004 and 2003, respectively. Cash was used primarily to fund the operating loss.

Net cash provided by financing activities in the nine months ended September 30, 2004 was approximately $1,440,000 as compared to approximately $8,120,000 for the nine months ended September 30, 2003. In the third quarter of 2004, cash was provided primarily from the exercise of employee stock options and warrants. In the same period in 2003, cash was provided primarily from the sale of common shares and issuance of short-term notes.

We expect to meet our cash needs and fund our working capital requirements by obtaining additional financing. We believe that we are in the final phases of negotiations for such financing with multiple prospective sources. In addition, we expect to receive cash upon the collection of notes receivable from shareholders and from the exercise of warrants held by existing investors. There can be no assurances that we will be able to obtain such additional financing, collect upon such notes receivable or that existing investors will exercise their warrants.

RESULTS OF OPERATIONS

Revenue. We recognized revenue of approximately $268,000 and $1,128,000 in the three and nine months ended September 30, 2004, respectively. Revenues for the nine-month period were approximately $508,000 from the sale of LCoS Sets, and $620,000 from the sales of display units. Revenues for the three-month period were primarily from the sales of our LCoS Sets. Revenue in 2003 was from the sale of display units.

In the third quarter of 2004, the Company received a purchase order from a new customer. Upon reviewing the order, it was noted that not all elements required for revenue recognition were present. The product was shipped at the end of the third quarter. The revenue of $216,000 and the related cost of revenue of $116,000 were recorded as deferred revenue until all of the necessary elements for revenue recognition had been met. These elements were met early in the fourth quarter.

Revenue from two customers accounted for 51% and 47%, respectively, of our total revenues for the nine months ended September 30, 2004. The loss of any one of these customers and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost revenue in a timely manner could harm our sales or results of operations. Accounts receivable from these two customers accounted for 33% and 45%, respectively, of total accounts receivable as of September 30, 2004.

Cost of revenue. Cost of revenue was approximately $125,000 and $898,000 in the three and nine months ended September 30, 2004, respectively, and approximately $74,000 and $175,000 in the three and nine months ended September 30, 2003. Cost of revenue consists primarily of product costs. Cost of revenue in 2003 includes an adjustment to restate inventory at the lower of cost or market as our initial purchases were at a cost higher than we expected to incur for future purposes.

Gross margin. Gross margin increased overall in 2004, due to increased sales of our LCoS Sets, which have a higher gross margin than our display units.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $1,432,000 and $973,000 in the three months ended September 30, 2004 and 2003, respectively, and $3,917,000 and $2,346,000 in the nine months ended September 30, 2004 and 2003, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. Salaries and related taxes and benefits increased approximately $1,480,000 as a result of the reassignment of employees from research and development to general and administrative duties and the increase in the number of administrative staff. These changes were due to the transition toward commercial-scale manufacturing of our microdisplay products and the hiring of technical support staff in Asia. In addition, travel and lodging expenses increased by approximately $270,000 due to increase in travel to Asia in the nine months ended September 30, 2004, related to work performed in connection with purchase order agreements entered into during 2003 and other business development matters. These increases were offset by a one time expense of $250,000 in 2003 related to costs of obtaining financing that had no comparable expense in 2004.

Stock-based compensation. Stock-based compensation was approximately $8,200 and $71,000 in the three months ended September 30, 2004 and 2003, respectively, and approximately $270,000 and $1,730,000 in the nine months ended September 30, 2004 and 2003, respectively. The amounts incurred relate to common shares, stock options, and warrants issued. The decrease in stock-based compensation is due to expenses totaling approximately $960,000 incurred in 2003 related to the May financing and the beneficial pricing received by Robert A. Olins, Chief Executive Officer, that had no comparable expense in 2004. Expenses in 2004 relate primarily to a warrant issued in exchange for services and issuance of options to an employee in 2003 that are being expensed over the vesting period.

Research and development costs. Research and development costs were approximately $1,914,000 and $1,988,000 in the nine months ended September 30, 2004 and 2003, respectively and $662,000 and $597,000 in each of the three months ended September 30, 2004 and 2003, respectively. Salaries and related benefits decreased approximately $1,060,000 due to the reclassification of employees from research and development to selling, general and administrative. Other research and development expenses increased approximately $1,000,000 due to an increase in consulting services as well as costs associated with the development of a newer generation LCoS microdisplay. These costs include primarily materials, equipment and design.

Interest expense. Interest expense for the nine months ended September 30, 2004 decreased approximately $127,000 from the same period in 2003 due to the conversion of $2,975,000 of convertible notes in November 2003.

Non-cash interest expense.. Non-cash interest expense was approximately $563,000 and $417,000 for the nine months ended September 30, 2004 and 2003, respectively. Non-cash interest expense relates to the beneficial price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, Chief Executive Officer and a director of the Company. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Interest expense related to the beneficial conversion feature increased approximately $146,000 due to the increase in the price of our common shares from 2003 to 2004. Also included in non-cash interest expense is the amortization of note discounts.

Critical Accounting Policies

Revenue Recognition - We enter into commercial transactions to sell our products. We evaluate revenue recognition for these transactions using the following criteria (collectively called the Revenue Recognition Criteria):

      o Evidence of an arrangement: Before revenue is recognized, we must have evidence of an agreement with the customer reflecting the terms and conditions to deliver our products. Contracts are used for specialized arrangements with customers, including deliveries over an extended period of time, and arrangements for letters of credit. Standard agreements require receipt of a purchase order.

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

BUSINESS RISKS AND UNCERTAINTIES

WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE AND THEREFORE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY.

We have incurred losses to date and have experienced cash shortages. For the nine months ended September 30, 2004, we incurred net losses of approximately $6,428,000. In addition, we had an accumulated deficit of approximately $64,702,000 as of September 30, 2004. We expect additional losses as we continue spending for production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

IF WE ARE UNABLE TO OBTAIN FURTHER FINANCING OR GENERATE REQUIRED WORKING CAPITAL, OUR ABILITY TO OPERATE COULD SUFFER OR CEASE.

Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including investments in further research and development, equipment, facilities and production activities. Although our financial condition and liquidity have been assisted through the exercises of warrants and public and private purchases of our common shares, including the approximately $12.5 million raised by us in 2003 equity financings and $1,440,000 raised through exercises of stock options and warrants during 2004, we will still require additional financing to satisfy our increasing working capital requirements. Reliance on the exercise of warrants, private equity purchase agreements and public offerings to finance our operations entails the additional risks that such warrants may not be exercised due to the prevailing market prices of our underlying common shares, default by purchasers under such equity purchase agreements or our inability to sell publicly registered shares. In the event that we are unable to obtain further financing on satisfactory terms, or we are unable to generate sales sufficient to offset our costs, or if our costs of development and operations are greater than we anticipate, we may be unable to grow our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

WE ARE SUBJECT TO LENGTHY DEVELOPMENT PERIODS AND PRODUCT ACCEPTANCE CYCLES, WHICH MAY SIGNIFICANTLY HARM OUR BUSINESS.

Our business model requires us to develop microdisplays that perform better than existing technologies, manufacture our SpatiaLight imagEngine(TM) microdisplays and/or display units in bulk, and sell the resulting microdisplays and/or display units to original equipment manufacturers that will then incorporate them into their products. Original equipment manufacturers make the determination during their product development programs whether or not to incorporate our SpatiaLight imagEngine(TM) microdisplays and/or display units in their products. This requires us to invest significant amounts of time and capital in designing our SpatiaLight imagEngine(TM) microdisplays and/or display units before we can be assured that we will generate any significant sales to our customers or even recover our investment. If we fail to recover our investment in the SpatiaLight imagEngine(TM) microdisplays and/or display units, it could seriously harm our financial condition. In addition, the length of time that our products may be demanded by our customers could be limited by the acceptance of new technologies developed by our competitors.

WE  INCUR  SUBSTANTIAL   RESEARCH  AND  DEVELOPMENT  COSTS  IN  CONNECTION  WITH
TECHNOLOGIES THAT MAY NOT BE SUCCESSFUL.

We currently have twelve full-time engineering and eleven full-time manufacturing personnel based in California working on microdisplays. This staffing creates significant research and development costs that may not be recouped. Even if our current microdisplays become accepted or successful, due to the rapid technological changes in our industry, we must continue to use, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays. As a result, we expect to continue incurring significant research and development costs.

WE ARE CURRENTLY MANUFACTURING AND SHIPPING OUR MICRODISPLAYS, BUT UNANTICIPATED DIFFICULTIES IN MANUFACTURING OUR MICRODISPLAYS MAY MAKE IT DIFFICULT TO MEET
CUSTOMER DEMANDS FROM TIME TO TIME AND OUR OPERATING RESULTS COULD BE SIGNIFICANTLY HARMED BY SUCH DIFFICULTIES.

We need to work closely with our manufacturing sources to assure production of our current microdisplays. Problems in production or lower than expected manufacturing yields could significantly harm our business because we will have already incurred the costs for the materials used in the microdisplay manufacturing process. These problems could cause delays that might lead our customers and potential customers to seek other sources.

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

Because the manufacture of our SpatiaLight imagEngine(TM) microdisplays involves highly complex processes and technical problems may arise, in our capacity as manufacturers of our liquid crystal microdisplays, we cannot assure the manufacturing yields of our products. Current purchase orders and future purchase orders, which we cannot assure, will require us to produce greater quantities of our microdisplay products than we have produced in the past. Problems in production, including problems associated with increasing our production output or lower than expected manufacturing yields could significantly harm our business and operating results. In addition, the complexity of our manufacturing processes will increase as the sophistication of our microdisplays and display units increases, and such complexities may lead to similar difficulties that could harm our business and operating results.

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

IF MARKETS FOR OUR PRODUCTS DO NOT CONTINUE TO DEVELOP, OUR BUSINESS WILL LIKELY BE SIGNIFICANTLY HARMED.

Various target markets for our microdisplays, including high-definition televisions, projectors, monitors, and portable microdisplays, are uncertain and may be slow to develop. In addition, companies in those markets could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance, although anticipated, is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. The acceptance of our SpatiaLight imagEngine(TM) microdisplays and/or display units will be dependent upon the pricing, quality, reliability and useful life of these units compared to competing technologies, as to which there can be no assurance. In order for us to succeed, not only must we offer end-product manufacturers better and less expensive microdisplays than our competitors, but the manufacturers themselves must also develop commercially successful products using our microdisplays. SpatiaLight's marketing efforts are focused on developing strategic customer relationships with television OEMs, who are located principally in the Pacific Rim Region. Our failure to sell our microdisplays to such manufacturers or the failure of the ultimate target markets to develop as we expect will negatively effect our anticipated growth.

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

Commencing in January 2005, it is possible that a substantial percentage of our anticipated revenues will be derived from LG Electronics, Inc., based upon our purchase agreement with LGE. If we cannot diversify our customer base or derive increased revenues from our existing customer base through additional purchase orders and product deliveries, and therefore we rely on only one customer for a substantial percentage of our anticipated revenues, we will be vulnerable to a substantial decline in anticipated revenues if we lose LGE as a customer for any reason or if LGE were to otherwise reduce, delay or cancel its orders. Any such events could cause a material and adverse effect on our business, operations and financial condition and the value of our common shares could decline substantially.

WE CANNOT ASSURE YOU THAT WE WILL OBTAIN ADDITIONAL PURCHASE ORDERS FROM OUR CURRENT OR PROSPECTIVE CUSTOMERS, OR, IF WE DO, THAT SUCH ORDERS WILL GENERATE SIGNIFICANT REVENUES.

Even though we have received purchase orders for our microdisplay products from a major Korean OEM and from several Chinese OEMs and we may receive additional purchase orders from our prospective customers, we may have problems implementing volume production of such microdisplay products. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change and product obsolescence. Manufacturers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. Therefore, despite the purchase orders received from current customers and other purchase orders that we may receive from prospective customers, we cannot assure you that these agreements will result in significant revenues to us.

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

The total number of our common shares and warrants to purchase our common shares, sold in three separate equity financings completed in 2003 represents approximately 14.22% of the total number of our common shares that are issued and outstanding as of November 9, 2004. Sales of these shares, into and within the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We place all of our excess cash and cash equivalents in a checking account or money market account with nationally reputable banks both in the United States and South Korea. As of September 30, 2004, our cash and cash equivalents totaled $1,090,000.

Item 4. Controls and Procedures.

Quarterly evaluation of the Company's Disclosure Controls. As of the end of the quarterly fiscal period related to this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer (CEO). Certain new procedures related to contract /sales processes and the accounts payable/purchasing processes have been initiated during the third quarter in order to improve our internal controls in these areas.

Limitations on the Effectiveness of Controls. Our CEO does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have only had limited revenue derived from the sale of our microdisplay products in the current reporting period. While the Controls Evaluation has accounted for such limited sales and revenue, new or additional controls may or may not be required once we begin selling our microdisplay products in increased volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in increased volume in the ordinary course of business) because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We were recently advised by our independent registered public accounting firm of the existence of a material weakness in our system of internal controls over the shipments, billing and revenue cycle. In the third quarter of 2004, we implemented a Purchase Order Acceptance Process; however, this process failed to catch discrepancies in shipping and credit terms on certain invoices produced and sent to a certain customer due to a lack of a formal review by anyone other than the preparer of the invoices and the shipping documents. In addition, we had no formal procedure to timely document creditworthiness and/or credit considerations for new customers. Although these control deficiencies did not result in a misstatement of revenues and/or receivables, they relate closely to assuring the fulfilling of critical components of revenue recognition criteria. We have subsequently changed our procedures and review processes over the shipments, billing and revenue cycle and do not foresee recurrence of such problem.

Conclusions. Based upon the Controls Evaluation, our CEO has concluded that, subject to the limitations mentioned in Limitations on Effectiveness of Controls above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to the CEO, particularly during the period when our periodic reports are being prepared. There have been no significant changes in the Company's internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)   Report on Form 8-K:

The Company filed two reports on Form 8-K during the quarter ended September 30, 2004. Information regarding the items reported is as follows:

      Date Filed            Item Reported On
      ----------            ----------------

      August 27, 2004       Item 5.02(b)      Departure of Principal Officer

      November 15, 2004     Item 1.01.1       Entry into a Material Definitive
                                              Agreement -   Lease Agreement
                            Item 1.01.2       Entry into a Material Definitive
                                              Agreement - Construction Agreement

*Previously filed.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Date: November 15, 2004

                                            SpatiaLight, Inc.


                                            By: /s/ ROBERT A. OLINS
                                                --------------------------------
                                                Robert A. Olins
                                                Chief Executive Officer