Form 10-K
period 2004-12-31
SPATIALIGHT INC
filed 2005-03-14
CIK 881468

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes [X] No [ ]

      The aggregate market value for the registrant's voting Shares held by non-affiliates of the registrant, based upon the $6.05 per share closing sale price of the common shares on June 30, 2004, as reported on the Nasdaq SmallCap Market, was approximately $182,522,511. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons are deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 11, 2005, registrant had 35,925,406 common shares outstanding.

                       Documents Incorporated By Reference

      Portions of the registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this current report on Form 10-K.

                                SPATIALIGHT, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                  Page
                    PART I
ITEM 1    Business..................................................................................3

ITEM 2    Properties................................................................................7

ITEM 3    Legal Proceedings.........................................................................7

ITEM 4    Submission of Matters to a Vote
          Of Security Holders.......................................................................7

                    PART II

ITEM 5    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer
          Purchases of Equity Securities............................................................8

ITEM 6    Selected Consolidated Financial Data......................................................9

ITEM 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................................10

ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk ...............................24

ITEM 8.   Consolidated Financial Statements ........................................................24

ITEM 9    Changes in and Disagreements with Accountants
          On Accounting and Financial Disclosure ...................................................51

ITEM 9A   Controls and Procedures ..................................................................51

ITEM 9B   Other Information ........................................................................56

                   PART III

ITEM 10   Directors and Executive Officers of the Registrant........................................56

ITEM 11   Executive Compensation....................................................................56

ITEM 12   Security Ownership of Certain Beneficial Owners and Management
          and Related Shareholder Matters...........................................................56

ITEM 13   Certain Relationships and Related Transactions............................................56

ITEM 14   Principal Accountant Fees and Services....................................................56

                    PART IV

ITEM 15   Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K ............56

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

Item 1. Business

Description of Business

      We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays that provide high-resolution images suitable for applications including high definition television, rear projection computer monitors and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our imagEngine(TM) microdisplays are designed for use in end products of original equipment manufacturers (OEMs), and therefore we work closely with customers and prospective customers to incorporate our microdisplays into their final products. We are currently working with OEMs that are in the business of manufacturing high definition televisions.

      We were incorporated under the laws of the State of New York in 1989. Our executive offices are located at Five Hamilton Landing, Suite 100, Novato, California 94949.

      Agreement with LG Electronics, Inc.

      In July 2004, we entered into an agreement with LG Electronics, providing for us to sell a specially tailored version of our T-3 LCoS Sets to LG Electronics. (See "Technology and Products under Development" for a description of our products). For a more detailed discussion of our agreement with LG Electronics, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." In January 2005, LG Electronics announced in a joint press release with us that they are currently planning an initial rollout of 71-inch and 62-inch LCoS televisions incorporating our T-3 LCoS Sets commencing in the second quarter of 2005, subject to the completion of pre-production requirements.

      Chinese Customers and Prospective Customers

      To date, we have made deliveries of our microdisplay products to our Chinese customers in limited commercial quantities. We have entered into business transactions with a significant number of customers and prospective customers in China. Current Chinese customers are at different stages in the development and product introduction processes, but at a slower rate than we originally anticipated. There were no shipments to our Chinese customers in the fourth quarter of 2004, but we expect that shipments will resume in the second quarter of 2005. We are maintaining our plans to ship our products to our Chinese customers, although at a slower rate of shipment than originally expected.

      We are currently developing working relationships with other prospective customers located primarily in Japan and other parts of the Pacific Rim region. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot assure that we will receive any purchase orders binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under "Risk Factors" in Item 7.

      In 2004, sales to Skyworth Display, Ltd. and China Display Co., Ltd. accounted for 47% and 43%, respectively, of our aggregate annual revenues. In 2003, sales to Skyworth Display, Ltd. and China Display Co., Ltd. accounted for 51% and 34%, respectively, of our aggregate annual revenues. We believe that loss of any or all of such customers would not have a material adverse effect on our business as we do not currently anticipate that such customers will account for a substantial percentage of our revenues in 2005,in light of our anticipated sales to LE Electronics.

      In May 2004, we opened a representative office in Shanghai, China, for the purpose of conducting, coordinating and supporting our business relations with our Chinese customers and prospective customers.

Technology and Products under Development

      Our microdisplays are high-resolution liquid crystal displays. They are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. Our displays are also known as, and commonly referred to as, liquid crystal on silicon (LCoS), liquid crystal displays (LCD), active matrix liquid crystal displays and spatial light modulators.

      We are currently offering two types of products to our customers and prospective customers, all of whom are located primarily in Asia. One product is sets of three of our proprietary SpatiaLight imagEngine(TM) LCoS microdisplays (LCoS Sets). Our other product, the display unit, is comprised of LCoS Sets fitted onto a light engine designed by SpatiaLight and Fuji Photo Optical Co., Ltd. (Fuji) and manufactured by Fuji. We do not currently have any formal agreement in place with Fuji.

      We currently manufacture two models of our LCoS Sets. The "T-1" model has a 1280 pixels by 960 pixels configuration and the newer generation "T-3" model has a higher resolution 1920 pixels by 1080 pixels configuration. In 2004, 48% and 50% of our aggregate revenues were derived from the sale of LCoS Sets and display units, respectively. With respect to sales of LCoS Sets in 2004, 12% and 88% of aggregate revenues relating to sales of such products were derived from sales of our T-3 and T-1 models, respectively.

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

      Our technology uses liquid crystals and silicon chips. An advantage of these materials is that processes for working with them are already known and they may be produced more quickly than competing technologies which offer comparable quality. By using existing manufacturing processes at our new manufacturing facility in the Republic of Korea, in which we intend to commence manufacturing operations in the second quarter of 2005, we believe we will be able to obtain economies of scale.

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

      Departing from typical liquid crystal displays utilizing circuitry on two pieces of glass, we design integrated circuits that control individual reflective pixels on a silicon substrate. This silicon substrate is manufactured using a conventional complementary metal oxide semiconductor (CMOS) process. This processed silicon substrate, also known as a silicon backplane, then has the liquid crystal material and a cover glass applied to it. When the data signal is sent to the circuitry in the silicon, the liquid crystals again tilt from opaque to transparent states. When polarizers are added and light is reflected from the pixels on the silicon, images can be viewed directly or, using standard optical techniques, projected into larger images on a screen.

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

      The display industry has undergone and continues to undergo rapid and significant technological change. We expect display technologies to continue to develop rapidly, and our success will depend significantly on our ability to attain and maintain a competitive position. Rapid technological development may result in our products or processes becoming obsolete before we recoup a significant portion of related research and development, acquisition and commercialization costs.

      Our ability to compete will depend in part upon many factors, including the quality of the display images, manufacturing, capacity, delivery, pricing and technical specifications. In addition, there will be factors within and outside of our control, including customer support and the success and timing of product introduction and distribution by our customers. Our competitors may succeed in developing technologies and products that are equally or more efficient than any which we are developing, which will render our technology, displays and other products obsolete and non-competitive.

Marketing, Sales and Distribution

Application and Markets

      We are currently working with a number of OEM customers and prospective customers, located primarily in the Republic of Korea, China, Japan and Taiwan, to use our microdisplay products in their high definition television end product applications. We do not believe that designing, selling and distributing end products for these diverse markets is in our own best interests. In high volume applications, we currently are and expect to continue custom designing our microdisplay products to fit a specific manufacturer's need for a specific product. Our LCoS Sets can be incorporated into a wide variety of products such as high definition televisions, rear-projection computer monitors, video projectors and head mounted displays.

      Our current strategy is to focus our abilities on original equipment design (OED) of LCoS Sets and to work closely with high definition television OEMs and light engine OEMs to market end products utilizing our microdisplays. We are therefore dependent upon these OEMs for the manufacturing, marketing and selling of end products.

Manufacturing and Supply

      We lease clean room space in California where we currently manufacture our SpatiaLight imagEngine(TM) microdisplays (or LCoS Sets) in limited commercial quantities. Internal manufacturing is subject to certain risks described under "Risk Factors."

      In July 2004, we formed SpatiaLight Korea, Inc. (SpatiaLight Korea), a Republic of Korea corporation and wholly-owned subsidiary of SpatiaLight, Inc., for the purpose of establishing a large-scale manufacturing facility in Korea and for facilitating business relationships in Korea and throughout all of Asia.

      In September 2004, we entered into a fifty year term lease with the Gyeongnam provincial government for 8.3 acres of undeveloped land in Jinsa, Gyeongnam province in the Republic of Korea. We leased the land for the purpose of constructing a state-of-the-art manufacturing facility with the anticipated capacity to meet mass production-scale demand from our customers and prospective customers. We have received a 100% land lease payment exemption because the land has been designated a "free economic zone" by the Korean national government and the Korean government also certified us as a "high technology" company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our "high technology" certification.

      In October 2004, we contracted with Sung Do Engineering, a designer and manufacturer of high-technology processing plants, as the lead contractor for constructing our new manufacturing facility in Jinsa. In October 2004, Sung Do Engineering commenced construction of our new facility. Under the agreement with Sung Do Engineering, we are required to make periodic payments for an aggregate total of 4,400,000,000 Korean Won (approximately $3,800,000) over a four-month period concluding in the first quarter of 2005. We have incurred costs of 2,873,060,000 Korean Won (approximately $2,800,000) with the contractor as of December 31, 2004. Construction of the manufacturing facility was completed in January 2005. We are currently completing the installation of manufacturing and related equipment in the facility and we are actively hiring and training manufacturing personnel. We expect that the facility will commence producing products for commercial sale in the second quarter of 2005.

      In our manufacturing facilities, we perform product testing of our LCoS Sets, analyze the results and take actions to refine the manufacturing process and enhance product design. We have developed statistical quality control procedures for our manufacturing process. We believe that these current arrangements provide us with strong quality controls and effectively protect our proprietary technology in our products.

      We currently obtain silicon backplanes, a vital component in our LCoS Sets, from Taiwan Semiconductor Manufacturing Company, located in Taiwan. We are currently working to qualify a second supply source for our silicon backplanes, located in the Republic of Korea. Historically, the supply of silicon backplanes from suppliers fluctuates and we may be subject to problems of availability, although we have not experienced any such problems to date.

      Other key components include coated glass and flex circuitry. We currently obtain glass from Unaxis Optics, located in Germany. Our flex circuits are obtained from multiple sources located in Asia and the United States. We are subject to some supply fluctuations and there may be availability problems that arise. In all cases, we are attempting to find and qualify additional supply sources to mitigate supply risk, but this process is not complete.

      We do not currently have any long-term agreements with any of our suppliers. Any termination of a relationship with one or more of our suppliers could have a material adverse effect on our ability to meet our anticipated commitments to customers while we identify and qualify replacement manufacturers or sources of supply. We could become dependent on a manufacturer for components of our LCoS Sets and any termination of our relationship with such a manufacturer could adversely affect our ability to manufacture our products.

Competition

      Microdisplays are a subset of the display market (including television and video display). This display market subset consists of (1) reflective microdisplays produced on silicon backplanes, (2) transmissive microdisplays and
(3) emissive microdisplays. Companies competing in the reflective microdisplay market include Sony, JVC, Aurora, Brillian, and eLCOS. These companies are all producing different forms of a liquid crystal display on a silicon backplane. During the past several months, two former LCoS competitors, Philips and Intel, have formally departed the market. A major competitor in the reflective microdisplay market, although not using liquid crystals in the display, is Texas Instruments, which is producing a micro-mechanical structure of moving mirrors on a silicon backplane, a technology known as digital light processing, or DLP. Texas Instruments has had significant success selling its DLP products to its customers in the business front projector market and the rear projection television market.

      Rapid and significant technological advances have characterized the microdisplay market. There can be no assurance that we will be able to effect any of such technological advances or that we will have sufficient funds to invest in new technologies or products or processes. Although we believe that our displays have specifications and capabilities, which equal or exceed that of commercially available LCD, cathode ray tube (CRT) and DLP based display products, the manufacturers of these products may develop further improvements of their existing technology that would eliminate or diminish our anticipated advantage. In addition, numerous competitors have substantially greater financial, technical, marketing, distribution and other resources than we have. We may also face an aggressive, well-financed competitive response that may include misappropriation of our intellectual property or predatory pricing.

Patents and Intellectual Property

      Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technologies. We currently have five U.S. patents and we have other U.S. and international patent applications pending. The scope of the issued patents includes physical structure design of the metal layers used for light blocking in the silicon die (or backplane), several silicon die (or backplane) circuitry designs, and a dual panel system design. The applications are in the area of light engine level system enhancements and drive circuitry concepts. The duration of coverage on the issued patents runs from 2011 to 2017. There can be no assurance respecting the degree of protection offered by these patents or as to the likelihood that pending patents will be issued. Our competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products or intentionally infringe upon our patents. We may undertake to expand our intellectual property portfolio by continuing to file new patent applications and/or by purchasing or licensing existing patents currently owned by other companies.

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

Research and Development

      We incurred research and development expenses of approximately $2,306,000 in 2004 and $2,681,000 in 2003. Research and development expenses are those costs incurred for personnel and experimental materials for the design and development of new products. We believe that the development of new products will be required to allow us to compete effectively and to achieve future revenues. As of December 31, 2004, we had nine employees in the U.S. whose significant duties included research and development. We intend to continue our product development programs, focusing on increasing the display specifications including resolution, color and manufacturing processes. We believe that such developments will be required to exploit future markets.

Employees

      As of December 31, 2004, we had thirty-four full-time employees and one part-time engineering contractor located in California. Full-time employment is divided among three functional areas with nine in research and development, eleven in manufacturing and fourteen in management/finance/administration. As of December 31, 2004, we had three full-time employees classified as management/finance/administration in Korea. We have recently hired three engineers, thirty technicians and three additional employees in management/finance/administrative in Korea. We expect to hire and train an additional fifteen to twenty manufacturing personnel in Korea by the end of the first quarter of 2005 and an additional five engineers and 150 manufacturing personnel by the end of 2005. We consider our relations with our employees to be good.

Available Information

      We make available on our website www.spatialight.com under "Investors" - "SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission (SEC).

      We have adopted a Code of Business Conduct and Ethics and a written charter for our Audit Committee. All employees and members of our Board of Directors including the Chief Executive Officer, who is also the Principal Financial and Accounting Officer are expected to adhere to the principles and procedures set forth in the Code of Business Conduct and Ethics that apply to them. Each of the foregoing are available on our website at www.spatialight.com and in print to any shareholder who requests it, in writing to the Corporate Secretary, SpatiaLight, Inc., Five Hamilton Landing, Suite 100, Novato, California 94949. In accordance with the SEC rules, we intend to disclose any amendment (other than technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Business Conduct and Ethics on our website within five business days following such amendment or waiver.

Item 2. Description of Property

      Our headquarters are located at Five Hamilton Landing, Suite 100, Novato, California. Our premises, which were designed and built-out to our specifications, encompass our corporate offices, quality assurance and testing facilities and optics laboratories. The facility aggregates 14,000 square feet and the lease continues through August 2009. We also lease "clean room" space in California where we currently manufacture our LCoS Sets in limited quantities. In September 2004, we entered into a fifty-year term lease with the Gyeongnam provincial government for 8.3 acres of undeveloped land in Jinsa, Gyeongnam province in the Republic of Korea where we are locating our new manufacturing facility. For a more detailed discussion of our Korean manufacturing facility, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We believe that our current facilities are adequate to fulfill our business commitments for the immediate foreseeable future.

Item 3. Legal Proceedings

         We are not currently involved in any material legal proceedings. We are a party to routine claims and lawsuits from time to time in the ordinary course of business. While the outcome of such ordinary course proceedings cannot be predicted with certainty, we believe that the resolution of any future ordinary course matters individually or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters

      Trading in our common shares has been conducted on the Nasdaq SmallCap Market since May 24, 2000, under the symbol "HDTV." Because we are traded on the SmallCap Market, our securities may be less liquid, receive less coverage by security analysts and news media and generate lower prices than might otherwise be obtained.

      The following table sets forth, for the calendar quarters indicated, the range of high and low quotations for our common shares, as reported by Commodity Systems, Inc.

                               HDTV Common Shares

                                                         Fiscal 2004
                                                     High             Low

              First Quarter                         $6.32            $3.69
              Second Quarter                         6.16             3.26
              Third Quarter                          6.50             4.38
              Fourth Quarter                         9.21             5.20

                                                         Fiscal 2003
                                                     High             Low

              First Quarter                         $3.95            $2.03
              Second Quarter                         3.05             1.89
              Third Quarter                          5.00             2.40
              Fourth Quarter                         6.39             4.29

      The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

      As of March 11, 2005, there were approximately 477 holders of record of our common shares and the closing price per share was $4.79 as reported on the Nasdaq SmallCap Market. The common shares represent the only class of securities outstanding as of the date of this filing.

      To date, we have not paid a dividend on our common shares. The payment of future dividends is subject to our earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant. Under the terms of the financing completed on November 30, 2004 (November 2004 Financing), which is more fully described under Item 7 "Overview," we are prohibited from paying cash dividends while the 2004 Senior Secured Convertible Notes issued in the November 2004 Financing remain outstanding. It is therefore unlikely that dividends will be paid in the foreseeable future.

Sales of Unregistered Securities

      On November 30, 2004, we issued senior secured convertible notes totaling $10,000,000. The notes are convertible into our common shares at the conversion price of $9.72 per share. Interest payable under the notes at 10% per year may be paid in our common shares, at our option (if certain conditions are met), at a conversion price that will be calculated at the end of each quarterly interest period while the 2004 Senior Secured Convertible Notes are outstanding.

      In October 2004, we issued 125,000 common shares upon the exercise of a warrant. The purchase price was $3.50 per share and total cash received was $437,500.

      None of the above securities transactions involved any underwriters.

      All of the purchasers of our securities in the above-described securities transactions were "Accredited Investors" within the meaning of Rule 501 under Regulation D of the Securities Act of 1933, as amended (the 1933 Act) and, accordingly, all of these transactions were exempt from registration under the 1933 Act by reason of Section 4(2) thereof.

      We have used proceeds from the above-described securities transactions to reduce our liabilities, for working capital purposes, to fund the construction and equipment for our new manufacturing facility in the Republic of Korea and for other general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION
                                                                                         Number of Securities
                                                                                          Remaining Available
                                                                                          For Future Issuance
                                                                                             Under Equity
                              Number of Securities to                                     Compensation Plans
                              Be Issued Upon Exercise     Weighted-Average Exercise      (Excluding Securities
       Plan Category           of Outstanding Options    Price of Outstanding Options   Reflected in Column (a)
                                       (a)                           (b)                          (c)
Equity Compensation Plans
(1999 Stock Option Plan)
Approved by Security Holders              3,783,500                              $3.31                1,444,166

Equity Compensation Plans
(Outside the 1999 Stock
Option Plan) Not Approved
by Security Holders                       1,675,000  *                           $5.07                       --

*For more information see Note 6 to the Consolidated Financial Statements.

Item 6. Selected Condensed Consolidated Financial Data

      The selected consolidated financial data as of, and for the periods ended, December 31, 2004, 2003, 2002, 2001 and 2000 presented below have been derived from the audited Consolidated Financial Statements of SpatiaLight. The selected financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein, in order to fully understand factors that may affect the comparability of the financial data presented below.

Statements of Operations:
                                                                             Year Ended December 31,
                                                   2004              2003              2002             2001              2000
                                              ------------      ------------      ------------      ------------      ------------
Revenue                                       $  1,160,978      $    221,252      $         --      $         --      $         --

Gross margin                                  $    178,696      $   (487,068)     $   (286,000)     $         --      $     49,025

Total operating expenses                      $  9,046,876      $  8,308,470      $  6,714,882      $  7,845,094      $  7,293,186

Net loss                                      $ (9,367,001)     $ (9,516,377)     $ (9,027,913)     $ (9,911,727)     $ (7,833,869)

Net loss per share - basic and diluted        $      (0.27)     $      (0.34)     $      (0.37)     $      (0.46)     $      (0.41)

Weighted average shares used in computing
   net loss per share- basic and diluted        34,154,057        28,173,770        24,578,226        21,469,960        19,178,639

Balance Sheet Data:                                                                December 31,
                                                   2004              2003              2002             2001              2000
                                              ------------      ------------      ------------      ------------      ------------
Cash and cash equivalents                     $  9,087,551      $  6,359,969      $    575,663      $  2,728,134      $  1,035,957

Inventory                                     $  1,173,314      $    779,617      $    275,959      $         --      $         --

Working capital (deficit)                     $  8,593,704      $  6,228,782      $   (807,891)     $   (868,056)     $ (2,061,234)

Total assets                                  $ 19,646,411      $  8,349,696      $  2,058,454      $  3,488,002      $  1,800,530

Secured convertible notes                     $  9,885,140      $  1,155,000      $  4,207,232      $  3,137,284      $  2,782,453

Total stockholders' equity (deficit)          $  5,966,457         5,813,275        (4,373,806)     $   (213,346)     $ (1,463,178)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as indicated in the introductory paragraphs to
Item 1 of this Report. The actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, customers reception of our products, intensity of competition, quality control during manufacturing and those set forth under "Risk Factors."

Overview

      We are in the business of manufacturing LCoS Sets that provide high-resolution images suitable for applications, including high definition television, rear projection computer monitors and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our LCoS Sets are designed for use in end products of OEMs, and therefore we work closely with customers and prospective customers to incorporate our microdisplays into their final products. We are currently working with OEMs that manufacture high definition televisions.

      Status of Business with LG Electronics, Inc.

      In July 2004, we entered into an agreement with LG Electronics, providing for us to sell a specially tailored version of our T-3 LCoS Sets to LG Electronics (see Item 1, subsection "Technology and Products under Development" for a description of our products). Under the agreement, LG Electronics agreed to purchase from us a minimum of 21,000 LCoS Sets over an initial six-month delivery period. Based upon progress to date, we currently anticipate that the initial six-month delivery period for the LCoS Sets will begin in the second quarter of 2005, subject to LG Electronics' completion of pre-production requirements. Under the agreement, commencing in the first delivery month, LG Electronics is required to provide us with rolling monthly firm purchase orders six months in advance of the scheduled delivery and rolling twelve-month advance projections of its anticipated future orders. Although the agreement does not contain any minimum purchase requirements after the initial six-month delivery period, it projects that LG Electronics will commence larger mass-production scale purchases of LCoS Sets from us in the seventh delivery month, which we currently expect to occur in the third quarter of 2005. The agreement is scheduled to have a two-year delivery term with monthly deliveries of LCoS Sets. All of the rights and obligations of the parties under the agreement are subject to a limited quantity of trial LCoS Sets, a majority of which have been delivered to LG Electronics, meeting certain final technical specifications. Under the agreement, LG Electronics and we have agreed to work together to the extent necessary to ensure that the trial LCoS Sets meet the final specifications. Since the signing of the agreement, we have been actively working together with LG Electronics for integration of our LCoS Sets into LG Electronics rear projection televisions.

      The agreement provides that we will be the exclusive supplier of three-chip LCoS microdisplay products to LG Electronics in 2005 and potentially in 2006 as well. LG Electronics will have the exclusive right in Korea to purchase T-3 microdisplay products from SpatiaLight in 2005 and potentially in 2006 as well.

      The agreement with LG Electronics occurred as the result of LG Electronics working with us pursuant to a joint development agreement entered into in May 2003. During the course of that work, we made specially tailored modifications to our new generation of T-3 microdisplays for LG Electronics' development of a new line of state-of-the-art high definition televisions.

      In January 2005, LG Electronics announced in a joint press release with us that they are currently planning an initial rollout of 71-inch and 62-inch LCoS televisions incorporating our LCoS Sets commencing in the second quarter of 2005, subject to the completion of pre-production requirements. LG Electronics also announced that its initial product rollout will be into the United States, Korean and Australian consumer markets, with future plans for expansion into other markets.

      Commencing in the second quarter of 2005, we expect that a substantial percentage of our product deliveries will be made to LG Electronics. The loss of LG Electronics as a customer or any delays in our delivery schedule to LG Electronics, could harm our future sales or results of operations; and our substantial dependence on one customer is subject to risks set forth under the heading "Risk Factors."

      Status of Business in China

      To date, we have made deliveries of our microdisplay products to our Chinese customers in limited quantities. A substantial portion of such delivered products were in 2004. We have entered into business transactions with a significant number of customers and prospective customers in China. Current Chinese customers are at different stages in the development and product introduction processes, and are progressing at a slower rate than we originally anticipated. There were no shipments to our Chinese customers in the fourth quarter of 2004, but we expect that shipments will resume in the second quarter of 2005. We are maintaining our plans to ship our products to our Chinese customers, although at a slower rate of shipment than originally expected. While we have purchase orders in place with our Chinese customers, such orders are for limited quantities of our products and they are cancelable at any time by such customers. We therefore cannot provide assurances that we will sell significant quantities to our Chinese customers in the future.

      Although our Chinese customers' progression from product prototyping to mass production has been far slower than we had anticipated, we remain positive about our business prospects in China and the potential for China to become a large market for us. We currently believe that Chinese television manufacturers tend to apply a market strategy of following the successful business models of global television manufacturing leaders, rather than acting as leaders themselves in terms of introducing new technologies to the marketplace. We therefore believe that if the LCoS technology gains greater acceptance in the high definition television marketplace, and if industry leaders, such as Sony, JVC and LG Electronics, present their LCoS based televisions to the worldwide consumer markets in a prominent fashion, it will then be more likely that the Chinese television manufacturers will follow these business models and ramp up their own lines of LCoS high definition televisions. We believe that our present course of continuing to transact business with major Chinese television manufacturers is positioning us to be a leading LCoS supplier in China in the future.

      Business Development

      We are currently developing working relationships with prospective customers, located primarily in Japan and other parts of the Pacific Rim region. These prospective customers fall into two general categories: television manufacturers and light engine suppliers. We have provided samples of our LCoS Sets to certain of such prospective customers, but we do not have any formal agreements with such parties. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot assure that we will receive any purchase orders binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under "Risks Factors."

      Manufacturing Capacity

      We have completed construction on our new manufacturing facility located in the Republic of Korea. We have provided periodically updated photographs of the facility on our website, www.spatialight.com. The Korean facility will serve as our central commercial manufacturing base. We expect that the facility will commence producing products for commercial sale in the second quarter of 2005. The facility is designed with the capacity, on full employment, to produce up to 28,000 LCoS Sets per month. The facility has been specially designed for expansion to a capacity of 120,000 LCoS Sets per month in several expansion phases. We believe that the facility can be expanded in an expedient manner in the event that such expansion becomes necessary based upon increased or perceived increased demand for our products from our customers.

      We are actively hiring personnel for our Korean manufacturing facility. We are currently training our new operators and supervisors in key processes and equipment familiarization prior to beneficial occupancy of the new facility. We believe that this will make our production transition more efficient and reduce the chances of our incurring unexpected delays in the transition process. While we cannot provide any assurances against unexpected delays, we believe that our transition approach constitutes a proactive, measured and responsible plan to deal with facility completion risks and to prepare ourselves to manage our manufacturing facility in Korea on a basis consistent with the anticipated demand for our products.

      Currently we manufacture our microdisplays in limited commercial quantities at our facility in California. Once the Korean facility reaches full-production mode, we intend to transition the California facility to research and development and special project operations. We will not lay off any U.S. employees as the result of opening the Korean facility.

      Business Strategy

      We currently offer two types of products to our customers and prospective customers - LCoS Sets and display units. See Item 1, "Technology and Development," for a more detailed description of our products.

      Since we commenced delivering our products to our customers in the third quarter of 2003, there has been a significant shift in the type of product that we have delivered to our customers based upon their demand. The shift in deliveries has been in the direction of more LCoS Sets and less display units. We believe that this shift is significant because LCoS Sets are a higher margin product line and require less working capital than display units, although LCoS Sets yield less revenue than display units per unit sold. It is our short-term strategic objective to operate primarily as a seller of LCoS Sets and decrease our supply of display units to our customers. It is our longer-term strategic goal to exclusively sell LCoS Sets to our customers.

      A number of our Chinese customers currently purchase display units because they have not yet developed their own light engines. We believe that the display unit, which is a turnkey product offering, has served as a short-term solution and helped us to capture market share in China because many of our competitors did not possess a turnkey solution.

      While we will continue to offer display units to those current customers who do not have their own light engine solution, we expect that new customer business in the future will exclusively be for LCoS Sets rather than display units. Our supply agreement with LG Electronics is exclusively for LCoS Sets, as LG Electronics has developed its own light engine designed to incorporate our LCoS Sets. We expect that there will be a shift in products demanded by our Chinese customers, over time, from display units to LCoS Sets. These trends are consistent with our overall product strategy.

      We currently manufacture two models of our LCoS Sets - the T-3 and the T-1 models. See Item 1, "Technology and Products Under Development," for a more detailed description of our LCoS Set models.

      We believe that the T-3 model will become the standard for the next generation of rear projection display devices and will provide the most cost effective, high-resolution microdisplays in the industry and will position us to be a potential market leader. We believe that the T-3's ability to deliver 2 megapixel resolution in a high performance, reliable, and cost effective manner was a key factor in our obtaining the supply agreement with LG Electronics. The T-3 model is the central component of our ongoing customer acquisition strategy described above.

Liquidity and Capital Resources

      Through December 31, 2004, we have sustained recurring net losses from operations and, at December 31, 2004, we had total equity of approximately $5,966,000. During 2004, we experienced negative cash flows from operating activities of approximately $8,517,000 and a net loss of approximately $9,367,000. Our operations were funded in 2004 by the proceeds derived from exercises of warrants and options of approximately $2,889,000, the sale of $10,000,000 of senior secured convertible securities and financing transactions raising an aggregate total of approximately $7,500,000 consummated in August and December 2003.

      As of December 31, 2004, we had approximately $9,088,000 in cash and cash equivalents, an increase of approximately $2,728,000 from the December 31, 2003 amount of $6,360,000. Our net working capital at December 31, 2004, was approximately $8,594,000, compared to a net working capital of approximately $6,229,000 at December 31, 2003. In addition to the increase in cash of approximately $2,728,000, our current prepaids increased approximately $1,511,000 due to an increase in prepaid interest to a related party and prepaid financing costs related to the November 2004 Financing. This was offset by our accrued liabilities, which increased by approximately $2,015,000 due to liabilities associated with our manufacturing plant construction in Korea.

      Net cash used in operating activities totaled approximately $8,517,000 and $7,563,000 in 2004 and 2003, respectively. This increase was due primarily to increase in inventory and prepaid expenses, including certain financing costs incurred in the November 2004 Financing. Net cash provided by financing activities was approximately $12,967,000 and $13,872,000 in 2004 and 2003, respectively, resulting from the issuance of the 2004 Senior Secured Convertible Notes totaling $10,000,000 in 2004 and the aggregate net proceeds of $12,500,000 raised in three separate equity private placement transactions in 2003.

      As of December 31, 2004, we had an accumulated deficit of approximately $67,641,000. We have realized significant losses in the past and expect that these losses will continue until we start to receive significant revenues from the sale of our products. We generated revenue of $1,160,978 during 2004. The ramp up in manufacturing and commercialization of our microdisplay products will require substantial expenditures during 2005. Although we are expecting to generate revenues from the sale of our products in 2005, we may continue to operate at a loss during 2005. There can be no assurance that our business will operate on a profitable basis thereafter.

      We anticipate that our cash expenditures during 2005 will approximate $675,000 per month, or approximately $8 million for the year, without regard to any revenue in 2005. We expect to meet our cash needs and fund our working capital requirements with our existing cash balances and from additional sources as follows: the purchasers in the November 2004 Financing have the option, which expires on August 31, 2005, to lend us an additional $5,000,000 on the same terms as the November 2004 Financing. Robert A. Olins, our Chief Executive Officer and a director of SpatiaLight, and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed to provide us with up to an additional $6,000,000 in financing, subject to certain reductions, as more fully described in Note 3 to the Consolidated Financial Statements. We also expect to receive cash payments from our customers and from the exercises of options and warrants. There can be no assurances that existing investors will exercise their warrants or that the purchasers in the November 2004 Financing will exercise their right to make the additional lending investment. We also filed a "shelf" registration statement on Form S-3 with the SEC on January 31, 2005, for the sale of up to two million of our common shares, in one or more offerings. As of the date hereof, such registration statement has not been declared effective by the SEC, and we cannot offer any assurances as to when such registration statement may become effective. We believe that our current cash and cash equivalents combined with the financing commitment from Robert A. Olins and Greenpark Limited will be sufficient to meet our capital and liquidity requirements for our operations for the remainder of 2005.

Off Balance Sheet Arrangements

      None.

Contractual Obligations and Contingent Liabilities and Commitments

      We have long-term contractual obligations and commitments primarily with regards to payment of debt and lease arrangements.

      The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2004:

                                                       Payments Due By Period
                                                                                                  2009 and
          Contractual obligations            2005          2006          2007          2008        beyond         Total
---------------------------------------  -----------   -----------   -----------   -----------   -----------   -----------
Employment agreements                    $   180,000   $        --   $        --   $        --   $        --   $   180,000

Long-term convertible debt (1)                    --            --            --     1,188,000                   1,188,000

Senior secured convertible notes                  --            --    10,000,000            --            --    10,000,000

Interest on senior secured convertible
notes (2)                                  1,000,000     1,000,000     1,000,000            --            --     3,000,000

Operating lease commitments                  720,000       497,000       459,000       472,000       321,000     2,469,000
                                         -----------   -----------   -----------   -----------   -----------   -----------

Total contractual cash obligations       $ 1,900,000   $ 1,497,000    11,459,000   $ 1,660,000   $   321,000   $16,837,000
                                         ===========   ===========   ===========   ===========   ===========   ===========

(1) All interest underlying the notes, at the contractual rate of 6%, has been prepaid through the issuance of common shares (See Note 3 to consolidated financial statements.)

(2) Subject to certain conditions, interest is payable in cash or common shares at the option of the Company. (See note 3 of the consolidated financial statement.)

Results of Operations

      Revenue. We recognized revenue of $1,161,000 and $221,000 for the years ended December 31, 2004 and 2003, respectively. Revenue in 2004 was related to deliveries made pursuant to agreements relating to the sale of our products. Revenue in 2003 was related to initial shipments against purchase orders signed in 2003. No revenue was recognized in 2002.

      Cost of Revenue. Cost of revenue was $982,000, $708,000 and $286,000 in 2004, 2003 and 2002, respectively. Cost of revenue consists primarily of product costs. The high cost of revenue incurred in 2004 and 2003 is attributable to the low quantities of our products sold during these years. As the volumes of our product deliveries increase in the future, we anticipate that our cost of revenue per product sold will decrease. In addition, gross profits increased in 2004 and 2003, respectively, as compared to the previous years, as the margins on LCoS Sets are greater than those on display units. In 2002, cost of revenue consisted of an inventory adjustment to lower of cost of market of $286,000.

      Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $5,810,000, $3,641,000 and $2,363,000 in 2004, 2003 and 2002, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance, and office expenses. Salaries and related taxes and benefits increased approximately $1,600,000 in 2004 over 2003 as a result of the reassignment of employees from research and development to general and administrative and an additional increase in the number of general and administrative and sales staff. The amount of the salary and related costs increase was approximately $1,500,000. In addition, travel and entertainment increased by approximately $300,000 due to travel by our sales and marketing team as well as by management to generate new business. In addition, in 2004 we recorded an allowance for doubtful accounts of approximately $350,000 to reserve a receivable from one of our Chinese customers. Salaries and related taxes and benefits increased approximately $889,000 in 2003 over 2002 as a result of the reassignment of employees from research and development activities to general and administrative duties and an additional increase in the number of general and administrative staff, which was due to the transition toward commercial manufacturing of our microdisplay products. An additional increase in 2003 is due to fees of $250,000 reimbursed to Robert A. Olins, our Chief Executive Officer and a director of SpatiaLight, for fees he incurred in conjunction with the May 2003 private financing transaction (see Note 2 to the Consolidated Financial Statements under
Item 8 of this Report) and an increase in rent expense of $137,000.

         Stock-based general and administrative expenses. Stock-based general and administrative expenses were approximately $932,000, $1,986,000 and $713,000 in 2004, 2003 and 2002, respectively. The amounts incurred relate to common shares, options to purchase common shares and warrants issued in exchange for services. The amounts incurred in 2004 and 2002 relate primarily to stock and options granted to employees and directors, and warrants issued in exchange for services. In addition, the amounts incurred in 2004 include a $600,000 reduction in a note receivable from one of our shareholders in exchange for a commitment to invest an additional $6,000,000. (See Note 3 to Consolidated Financial Statements.) The amounts incurred in 2003 relate primarily to stock-based expense of approximately $1,300,000 associated with the May 2003 private financing transaction. Of this amount, $959,000 related to the deemed beneficial pricing of shares and warrants purchased by Robert A. Olins, Chief Executive Officer and a director of SpatiaLight. For more information concerning the foregoing, see Note 2 to the Consolidated Financial Statements under Item 8 of this Report. The amounts incurred in 2004 and 2003 relate primarily to stock and options granted to employees and directors, and warrants issued in exchange for services. In addition, the amounts incurred in 2004 include a $600,000 reduction in a note receivable from one of our shareholders in exchange for a commitment to invest an additional $6,000,000. (See Note 3 to Consolidated Financial Statements.)

      Research and development expenses. Research and development expenses were approximately $2,306,000, $2,681,000 and $3,639,000 in 2004, 2003 and 2002,
respectively. The decrease in 2004 as compared to 2003 is due to the reclassification of existing employees to general and administrative duties, offset by an increase in consulting services related to our integrated circuit design. The decrease from 2002 to 2003 is due to costs of approximately $800,000 expensed in 2002 related to test units and the purchase of prototype engines for testing purposes.

      Interest expense. Interest expense was approximately $157,000, $213,000, and $261,000 in 2004, 2003, and 2002, respectively. These amounts are consistent with the balances in notes payable.

      Non-cash interest expense. Non-cash interest expense of approximately $791,000, $584,000 and $1,779,000 in 2004, 2003 and 2002, respectively, relates to the valuation of the beneficial conversion feature of interest converted and convertible into equity on the notes payable to Argyle Capital Management Corporation, a company wholly-owned by Robert A. Olins, Chief Executive Officer and a director of SpatiaLight, based on the intrinsic value of the conversion feature. The beneficial conversion interest represents the excess market value of the shares issued or issuable at current market prices over accrued interest payable. In November 2004, the notes were extended until December 31, 2008. In addition, amortization of the discount on the Argyle notes is included in non-cash interest expense.

      Also included in non-cash interest expense is the amortization of note discounts related to the November 2004 financing. The note discounts primarily resulted from the valuation of the additional investment rights or note purchase option, and beneficial conversion feature. (See Note 3 to the Consolidated Financial Statements.)

      Gain from revaluation of note purchase option liability. The gain of approximately $412,000 recorded in 2004 arises from the revaluation of the additional investment rights (AIR) which is being treated as a derivative and is recorded on the balance sheet as a note purchase option liability. (See Note 3 to Consolidated Financial Statements.)

      Interest and other income. Interest income was approximately $38,000, $76,000, and $16,000 in 2004, 2003, and 2002, respectively. The increase in interest income in 2003 was due to interest earned on a stock subscription receivable from a shareholder. See Note 2 to the Consolidated Financial Statements under Item 8 of this Report. Interest in 2004 and 2002 is primarily bank interest.

      Loss before income taxes. Losses before income taxes were approximately $9,366,000, $9,516,000, and $9,026,000 in 2004, 2003 and 2002, respectively. The decrease in these losses from 2003 to 2004 is due to an increase in gross margin of approximately $666,000 as well as a decrease in stock-based compensation of approximately $1,055,000, offset by an increase in selling general and administrative expense. The increase from 2002 to 2003 is due primarily to increases of approximately $1,272,000 of stock-based general and administrative expenses, an increase of $1,278,000 in general and administrative expenses in 2003 compared to 2002, offset by a decrease of approximately $958,000 in research and development expenses incurred as a result of pre-production tooling costs and purchase of prototype engines of approximately $800,000 and a decrease in non-cash interest expense of approximately $1,195,000, due to decrease in monthly amortization of beneficial conversion feature on notes payable.

      Income taxes. Income taxes consist primarily of minimum state tax requirements. See Note 5 to the Consolidated Financial Statements under Item 8 of this Report.

      Inflation. Our management currently believes that inflation has not had a material impact on continuing operations.

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

      Revenue Recognition - We evaluate revenue recognition for these transactions using the following criteria (collectively called the Revenue Recognition Criteria):

      o Evidence of an arrangement: Before revenue is recognized, we must have evidence of an agreement with the customer reflecting the terms and conditions to deliver our products.

      o Delivery: For products, delivery is considered to occur when title and risk of loss have been transferred, which generally occurs upon shipment.

      o Fixed or determinable fee: We consider a fee to be fixed or determinable if the fee is not subject to refund or adjustment. If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable. We do not consider a fee to be fixed and determinable if any amount is due more than 180 days from the delivery date. Payment terms of less than 180 days are evaluated based upon the laws or trade practices of the country in which the arrangement is entered into to assess whether the fee is fixed and determinable.

      o Collection is deemed reasonably assured: Collection is deemed reasonably assured if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. We reduce product revenue for customer returns and sales allowances and record an allowance for doubtful accounts should collectibility become questionable. If it is determined that an account is uncollectible, the account is written off against the allowance.

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

      Research and Development - Our research and development costs, including costs of prototype LCoS Sets and display units, are charged to expense when incurred.

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

Recent Accounting Pronouncements

      In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached by the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments" ("EITF 03-1"). The objective of EITF 03-1 was to provide guidance for identifying impaired investments. EITF 03-1 also provided new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements were effective only for annual periods ending after June 15, 2004. In September 2004, the FASB deferred the requirement to record impairment losses caused by the effect of increases in "risk-free" interest rates and "sector spreads" on debt securities subject to paragraph 16 of EITF 03-1 and excludes minor impairments from the requirement until new guidance becomes effective. We have evaluated the impact of the adoption of EITF 03-1 and do not believe the impact is significant to the Company's overall results of operations or financial position.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (FAS
151), which requires certain inventory-related costs to be expensed as incurred. FAS 151 is effective January 1, 2006. The Company has not assessed the effect of FAS 151 on its consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. "Accounting for Stock-Based Compensation," and supersede APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R is to be applied in the third quarter of 2005. We have not yet evaluated the impact that the adoption of SFAS No. 123R will have on our consolidated financial statements; however, the adoption could materially impact our results of operations.

                                  Risk Factors

We have a history of losses and may incur losses in the future and therefore cannot assure you that we will achieve profitability.

      We have incurred losses to date and have experienced cash shortages. In 2004 and 2003, we incurred net losses of approximately $9,367,000 and $9,516,000, respectively. In addition, we had an accumulated deficit of approximately $67,641,000 as of December 31, 2004. We expect additional losses as we continue spending for production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

While we have obtained financing and financing commitments that we expect will be sufficient to fund our currently anticipated financial needs through the second quarter of 2006, if we are unable to obtain further financing in the future or generate required working capital for future capital needs, our ability to operate could suffer or cease.

      Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including further investments in research and development, equipment, facilities and production activities. Our financial condition and liquidity have been strongly assisted through private sales of our common shares, the $10 million, less expenses, raised by us in the November 2004 Financing, the $5,000,000 raised from the sale in December 2003 of one million of our common shares which were registered for sale by means of a "shelf" registration process, and $2,888,703 raised through exercises of stock options and warrants during 2004. The purchasers in the November 2004 Financing also have the option, which expires on August 31, 2005, to lend an additional $5 million on the same terms, as more fully described in Note 3 to the Consolidated Financial Statements. In addition, Robert A. Olins, Chief Executive Officer and a director of SpatiaLight and Greenpark Limited, jointly committed to provide us with up to $6 million in future financing, subject to the conditions more fully described in Note 3 to the Consolidated Financial Statements. Despite these financing and commitments, we may still require additional financing to satisfy our increasing working capital requirements in the future. Reliance on private equity purchase agreements and public offerings and exercises of derivative securities to finance our future operations entails the additional risks of default by purchasers under such equity purchase agreements or our inability to sell publicly registered shares and an insufficient number of warrants being exercised owing to the prevailing market prices of our underlying common shares. In the event that we require additional financing in the future and we are unable to obtain further financing on satisfactory terms, or we are unable to generate sales sufficient to offset our costs, or if our costs of development and operations are greater than we anticipate, we may be unable to increase the size of our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

The obligations arising from the November 2004 Financing restricts our future financing alternatives and may result in financial difficulties for us in the future.

      The $10,000,000 2004 Senior Secured Convertible Notes issued pursuant to the November 2004 Financing bear a 10% rate of interest and are not prepayable, in whole or in part, prior to their maturity on November 30, 2007. Therefore, we do not have the ability to refinance the 2004 Senior Secured Convertible Notes with debt obligations bearing more favorable terms to us or out of the proceeds of an equity financing until their above-noted maturity date. However, after the first anniversary of the November 2004 Financing's closing, we have the right to force conversion of the 2004 Senior Secured Convertible Notes into our common shares in the event that our common shares trade at or above $14.58 (150% of the $9.72 conversion price of the 2004 Senior Secured Convertible Notes) for twenty consecutive trading days. Furthermore, the 2004 Senior Secured Convertible Notes are secured by virtually all of the assets of our Company, other than those located in Korea, and it may therefore be difficult for us to obtain future debt financing; however, the terms of the November 2004 Financing allow us to subordinate the security interests of the 2004 Senior Secured Convertible Notes to a security interest given to a bank or other institution arising from accounts receivable, contractual rights, inventory or similar financing. If we default in meeting our obligations under the 2004 Senior Secured Convertible Notes, the indebtedness which they evidence will become immediately due and payable, and the holders of such 2004 Senior Secured Convertible Notes will be entitled to foreclose on our assets to the serious detriment of our future operations. As noted elsewhere in this 10-K, the 2004 Senior Secured Convertible Notes are convertible into our common shares and the issuance of such shares (including any shares issued in payment of interest on such Notes) may have a dilutive effect on the value of our outstanding common shares.

We are subject to lengthy development periods and product acceptance cycles, which may significantly harm our business.

      Our business model requires us to develop microdisplays that perform better than existing technologies, manufacture our SpatiaLight imagEngine(TM) microdisplays and/or display units in bulk, and sell the resulting microdisplays and/or display units to original equipment manufacturers that will then incorporate them into their products. Original equipment manufacturers make the determination during their product development programs whether or not to incorporate our SpatiaLight imagEngine(TM) microdisplays and/or display units in their products. This requires us to invest significant amounts of time and capital in designing our LCoS Sets and/or display units before we can be assured that we will generate any significant sales to our customers or even recover our investment. If we fail to recover our investment in the LCoS Sets and/or display units, it could seriously harm our financial condition. In addition, the time period that our products may be demanded by our customers could be limited by the acceptance of new technologies developed by our competitors.

We incur substantial operational and research and development costs in connection with products and technologies that may not be successful.

      We currently have nine full-time engineering and fourteen full-time manufacturing personnel based in California working on microdisplays. We are currently actively hiring personnel for our manufacturing facility located in the Republic of Korea. We expect to hire approximately five engineers and forty-five manufacturing personnel in Korea by the end of the first quarter of 2005 and an additional five engineers and 150 manufacturing personnel by the end of 2005. This staffing creates significant operational and research and development costs that may not be recouped. Even if our current LCoS Sets become accepted and/or successful, we must continue to use, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays because of the rapid technological changes in our industry. As a result, we expect to continue incurring significant operational and research and development costs.

We are currently manufacturing and shipping our products in limited commercial quantities, but unanticipated difficulties in manufacturing our products in larger quantities may make it difficult to meet customer demands from time to time and our operating results could be significantly harmed by such difficulties.

      Problems in production of our LCoS Sets or display units or lower than expected manufacturing yields could significantly harm our business because we will have already incurred the costs for the materials used in the microdisplay manufacturing process. These problems could cause delays that might lead our current and prospective customers to seek other sources.

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

      Our LCoS Sets are assembled by combining the silicon backplanes with electronic components. The design and manufacture of LCoS Sets and display units are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. We lease clean room space in California where we currently manufacture our LCoS Sets. We believe that these current arrangements provide us with strong quality controls and effectively protect our proprietary technology in our products, but the risks discussed above associated with the highly complex processes of manufacturing these liquid crystal microdisplays remain applicable.

      We continue to have working arrangements with the manufacturer of the light engines and lamps required in the assembly of our display units. We have entered into an agreement for the supply of prisms and filters which are also required for the assembly of such units. We do not have other such agreements which are binding upon the manufacturers of the other components and no such manufacturer is bound to furnish us with any specific quantities of their products at previously specified prices. At this date, we are not aware that any of our component manufacturers has a known shortage of critical material.

      Because the manufacture of our LCoS Sets involves highly complex processes and technical problems may arise as we manufacture our liquid crystal microdisplays, we cannot assure the manufacturing yields of our products. Although we believe that we will be able to mass produce our LCoS Sets, other companies, including some with substantially greater resources than us, have found great difficulty or failed to do so. Current purchase orders and anticipated future purchase orders, which we cannot assure, will require us to produce greater quantities of our LCoS Sets than we have produced in the past. Problems in production, including problems associated with increasing our production output or lower than expected manufacturing yields could significantly harm our business and operating results. In addition, the complexity of our manufacturing processes will increase as the sophistication of our LCoS Sets and display units increases, and such complexities may lend to similar difficulties that could harm our business and operating results.

While we intend, in the near future, to commence operations in our new manufacturing facility in the Republic of Korea, which will serve as our principal facility for manufacturing our microdisplay products, we may encounter difficulties in transitioning our manufacturing operations and difficulties in maintaining our quality controls over the manufacturing and production processes, any of which would be likely to cause significant harm to our business.

      Our decision to locate our principal manufacturing operations in the Republic of Korea may cause us to encounter one or more potential problems that could harm our business. Such potential problems could arise in connection with transitioning our manufacturing operations to the new facility in Korea. Other problems may arise in the training of employees, which may occur as the result of cultural or language differences, which may create misunderstandings or cause inefficiencies in our operations. The geographic separation between our corporate offices in the United States and our principal manufacturing operation in Korea could result in managerial or supervisory problems, which could lead to decreased quality controls and a subsequent material harm to our business.

Geopolitical conditions or potential military conflicts between allies the United States and the Republic of Korea and North Korea may negatively impact our business.

      We intend to operate our principal manufacturing operations in the Republic of Korea commencing in the second quarter of 2005 and our largest expected customer, LG Electronics, resides in the Republic of Korea. The Republic of Korea and North Korea are technically at war with each other, despite the sanctioned existence of the Demilitarized Zone and the relative absence of physical conflict for several decades. Any escalation in the existing military conflict between these countries or any commencement, or perceived commencement of a military conflict between the United States and North Korea, may limit our ability to effectively operate our manufacturing facility in the Republic of Korea and also may substantially limit our ability to sell products into the Republic of Korea because of the negative economic, physical or other destructive impact that such a conflict could have on our most important customer. Any such disruptions to our manufacturing operations and/or ability to consummate sales to a substantial customer could adversely affect the development of our business and our financial condition.

If markets for our products do not continue to develop, our business will likely be significantly harmed.

      Various target markets for our products, including high-definition televisions, projectors, monitors, and portable microdisplays, are uncertain and may be slow to develop. In addition, companies in those markets could utilize competing technologies. High-definition television has only recently become available to consumers, and widespread market acceptance, although anticipated, is uncertain. In addition, the commercial success of the portable microdisplay market is uncertain. The acceptance of our LCoS Sets and/or display units will be dependent upon the pricing, quality, reliability and useful life of these units compared to competing technologies, as to which there can be no assurance. In order for us to succeed, not only must we offer end-product manufacturers better and less expensive microdisplays than our competitors, but the manufacturers themselves must also develop commercially successful products using our products. SpatiaLight's marketing efforts are focused on developing strategic customer relationships with television OEMs, who are located principally in the Pacific Rim region. Our failure to sell our products to such manufacturers or the failure of the ultimate target markets to develop as we expect will negatively effect our anticipated growth.

If our products do not become widely accepted by our customers or the end-users, our business could be significantly harmed.

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

We may become largely dependent on one customer for our future revenues, and failure to expand our customer base or receive additional orders from our existing customer base will make us vulnerable to substantial loss of potential revenues.

      Commencing in the second quarter of 2005, it is likely that a substantial percentage of our anticipated revenues will be derived from LG Electronics, based upon our agreement with LG Electronics. If we cannot diversify our customer base or derive increased revenues from our existing customer base through additional purchase orders and product deliveries, and therefore become primarily reliant on only one customer for a substantial percentage of our anticipated revenues, we will be vulnerable to a substantial decline in anticipated revenues if we lose LG Electronics as a customer for any reason or if LG Electronics were to otherwise reduce, delay or cancel its orders. Any such events could cause a material adverse effect on our business, operations and financial condition and the value of our common shares could decline substantially.

      Our ability to retain and receive additional purchase orders from our current customers and to attract and receive purchase orders from prospective customers may depend upon the acceptance of LG Electronics' products in the consumer marketplace. If LG Electronics' television products incorporating our LCoS technology are not commercially successful, demand for our products from our current and prospective customers may not materialize, which could negatively impact our results of operations and our financial condition.

We cannot assure you that we will obtain additional purchase orders from our current or prospective customers, or, if we do, that such orders will generate significant revenues.

      Even though we have received purchase orders for our LCoS Sets and/or display units from LG Electronics and from several Chinese OEMs and we may receive additional purchase orders from our prospective customers, we may have problems implementing volume production of such microdisplay products. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change and product obsolescence. Customers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. In addition, purchase orders received from our Chinese customers are for limited quantities of our products. Therefore, despite the purchase orders received from current customers and other purchase orders that we may receive from prospective customers, we cannot assure you that these agreements will result in significant revenues to us.

If our customers' products are not successful, our business would be materially harmed.

      We do not currently sell any products to end-users. Instead, we design and manufacture various product solutions that our customers (i.e., OEMs) may incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers' products. Any significant absence of, or slowdown in the demand for our customers' products would materially harm our business.

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

      We serve highly competitive industries that are characterized by price erosion, rapid technological change and competition from major domestic and international companies. This intense competition could result in downward pricing pressures, lower sales, reduced margins and lower market share. Some of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution and other resources than we possess. As a result, they may be able to introduce new products and respond to customer requirements more quickly and effectively than we can.

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

Fluctuations in the exchange rate of the United States dollar and foreign currencies could have a material adverse effect on our financial performance and profitability.

      A portion of our costs is denominated in foreign currencies, including the Korean Won, the Euro and the Japanese Yen. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our costs of good sold and operating margins, and could result in exchange losses. We cannot fully predict the impact of future exchange rate fluctuations on our profitability. From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations, although we have not engaged in any such hedging activities to date. However, we cannot offer assurance that any hedging technique we may implement will be effective. If it is not effective, we may experience reduced operating margins.

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

      The market price of our common shares has been highly volatile, reflecting among other things reported losses, receipts of additional financing and investors' perceptions about our business prospects. Some research has shown that similar volatility in other companies correlates with class action securities lawsuits although to date we have not been a defendant in any such lawsuit. The trading price of our common shares in the future could continue to be subject to wide fluctuations in response to various factors, including the following:

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

      The total number of common shares included in the Form S-3 Registration Statement that we filed with the SEC on January 31, 2005 (Registration Number 333-122391), principally relating to the November 2004 Financing represents approximately 8.60% of the total number of our common shares that were issued and outstanding as of December 31, 2004. Sales of these shares, as well as the 2,000,000 common shares included in the Form S-3 "Shelf" Registration Statement filed by us with the SEC on January 31, 2005, into the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future.

Our common shares may not be liquid.

      Our common shares are currently traded on The NASDAQ SmallCap Market. Our shareholders may find that it is more difficult to sell our common shares than shares that are listed on The NASDAQ National Market, American Stock Exchange or New York Stock Exchange. The trading volume of our common shares has historically been adversely affected due to their limited marketability, but such volume has increased significantly in recent periods. Nevertheless, any substantial sales of our common shares may result in a material reduction in price, reflecting the volatility of the trading market for our common shares.

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

Our future success depends on our ability to protect our proprietary technology and our registered intellectual property.

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

      o intellectual property laws may not protect our intellectual property; and

      o effective protection of intellectual property rights may be limited or unavailable in some foreign countries, such as China, in which we may operate. Specifically, although we consider the following unlikely because of the complex technological structure of our products, one or more of our current or prospective Chinese, Korean or Taiwanese customers, or their respective employees or other persons including our competitors, that have or gain access to our products for testing purposes, may seek to misappropriate or improperly convert to their own use our intellectual property and a lack of adequate remedies and impartiality under the Chinese, Korean and other foreign legal systems may adversely impact our ability to protect our intellectual property.

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

      A substantial number of our customers, manufacturers and suppliers are located outside of the United States, principally in the Far East. Our international operations are subject to political and economic conditions abroad, and protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, any of which could adversely affect our ability to manufacture or sell displays in foreign markets and to purchase materials or equipment from foreign suppliers. Certain of our current purchase order agreements with customers are governed by foreign law and therefore, are subject to uncertainty with regard to their enforceability.

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

We do not pay cash dividends.

      We have never paid any cash dividends on our common shares and do not anticipate that we will pay cash dividends in the near future. Furthermore, under the terms of the November 2004 Financing, we are prohibited from paying cash dividends while the 2004 Senior Secured Convertible Notes issued in the November 2004 Financing remain outstanding. Instead, we intend to apply any future earnings to the expansion and development of our business.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, the FASB has implemented changes to U.S. GAAP that require us to record a charge to earnings for employee stock option grants for all awards unvested at and granted after July 1, 2005. This regulation will negatively impact our earnings. Technology companies generally, and our Company, specifically, rely on stock options as a major component of our employee compensation packages. Due to the new requirement to expense options, we are less likely to achieve profitability and we may consider decreasing or eliminating option grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We place all of our excess cash and cash equivalents in a checking account or money market account in the United States. We do not expect any material losses from our placement of such cash balances and we believe that our interest rate exposure is modest. As of December 31, 2004, our cash and cash equivalents totaled $9,087,551.

      A portion of our costs is denominated in foreign currencies, including the South Korean Won, the Euro and the Japanese Yen. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our financial results, including costs of revenue and operating expenses, and could result in exchange losses or gains. We cannot fully predict the impact of future exchange rate fluctuations on our profitability. From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations, although we have not engaged in any such hedging activities to date.

Item 8. Consolidated Financial Statements

To the Board of Directors and Stockholders of SpatiaLight, Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheet of SpatiaLight, Inc. and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of SpatiaLight, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SpatiaLight, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an adverse opinion thereon.


/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP
-----------------------------------------------

San Francisco, California
March 2, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SpatiaLight, Inc.
Novato, California

      We have audited the accompanying consolidated balance sheet of SpatiaLight, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financing reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpatiaLight, Inc. at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
-------------------------

San Francisco, California
March 5, 2004

SPATIALIGHT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                       2004              2003
                                                                  ------------      ------------
ASSETS

Current assets
  Cash and cash equivalents                                       $  9,087,551      $  6,359,969
  Accounts receivable, net of allowance of $345,030 and $0
    at December 31, 2004 and 2003, respectively                        264,053           117,530
  Inventory                                                          1,173,314           779,617
  Prepaids and other current assets                                    949,711           353,087
  Prepaid non-cash interest to related party                           913,889                --
                                                                  ------------      ------------
       Total current assets                                         12,388,518         7,610,203

  Property and equipment, net                                          858,212           638,430
  Construction in progress                                           2,801,521                --
  Prepaid non-cash interest to related party                         3,474,386                --
  Other assets                                                         123,774           101,063
                                                                  ------------      ------------

       Total assets                                               $ 19,646,411      $  8,349,696
                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                $    601,394      $    863,284
  Note purchase option liability                                       659,874                --
  Accrued expenses and other current liabilities                     2,533,546           518,137
                                                                  ------------      ------------
        Total current liabilities                                    3,794,814         1,381,421

Senior secured and other convertible notes                           9,885,140         1,155,000
                                                                  ------------      ------------

        Total liabilities                                           13,679,954         2,536,421
                                                                  ------------      ------------

Commitments

Stockholders' equity:
  Common stock, $.01 par value:
     50,000,000 shares authorized;
     35,326,436 and 33,229,191 shares issued and outstanding,
     at December 31, 2004 and 2003, respectively                       353,264           332,292
Additional paid-in capital                                          69,384,146        61,046,425
Notes receivable                                                      (241,462)       (1,096,926)
Common shares issuable                                               4,038,149         3,805,685
Other comprehensive income                                              73,562                --
Accumulated deficit                                                (67,641,202)      (58,274,201)
                                                                  ------------      ------------
        Total stockholders' equity                                   5,966,457         5,813,275
                                                                  ------------      ------------

Total liabilities and stockholders' equity                        $ 19,646,411      $  8,349,696
                                                                  ============      ============

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

                                                                       2004              2003             2002
                                                                  ------------      ------------      ------------
Revenue                                                           $  1,160,978      $    221,252      $         --
Cost of revenue                                                       (982,282)         (708,320)         (286,000)
                                                                  ------------      ------------      ------------
      Gross margin                                                     178,696          (487,068)         (286,000)
                                                                  ------------      ------------      ------------

Selling, general and administrative expenses:
   Selling, general and administrative expenses                      2,362,865         5,809,702         3,641,422
   Stock-based general and administrative expenses                     931,524         1,985,720           713,001
                                                                  ------------      ------------      ------------
      Total selling, general and administrative expenses             6,741,226         5,627,142         3,075,866

   Research and development expenses                                 2,305,650         2,681,328         3,639,016
                                                                  ------------      ------------      ------------

      Total operating expenses                                       9,046,876         8,308,470         6,714,882
                                                                  ------------      ------------      ------------

      Operating loss                                                (8,868,180)       (8,795,538)       (7,000,882)
                                                                  ------------      ------------      ------------

Other income (expense):
   Interest expense:
      Interest expense                                                (156,693)         (213,362)         (261,314)
      Non-cash interest expense                                       (791,036)         (583,672)       (1,779,147)
                                                                  ------------      ------------      ------------
      Total interest expense                                          (947,729)         (797,034)       (2,040,461)
                                                                  ------------      ------------      ------------

   Other income:
      Gain from revaluation of note purchase option liability          412,374                --                --
      Interest and other income                                         38,009            76,195            15,655
                                                                  ------------      ------------      ------------
      Total other income                                               450,383            76,195            15,655
                                                                  ------------      ------------      ------------

      Total other income (expenses)                                   (497,346)         (720,839)       (2,024,806)
                                                                  ------------      ------------      ------------

 Loss before income tax expense                                     (9,365,526)       (9,516,377)       (9,025,688)

 Income tax expense                                                      1,475                --             2,225
                                                                  ------------      ------------      ------------

Net loss                                                          $ (9,367,001)     $ (9,516,377)     $ (9,027,913)
                                                                  ============      ============      ============

Net loss per share - basic and diluted                            $      (0.27)     $      (0.34)     $      (0.37)
                                                                  ============      ============      ============

Weighted average shares used in computing
  net loss per share- basic and diluted                             34,154,057        28,173,770        24,578,226
                                                                  ============      ============      ============

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                               ADDITIONAL
                                                       COMMON STOCK              PAID-IN         NOTES         ACCUMULATED
                                                  SHARES          AMOUNT         CAPITAL       RECEIVABLE        DEFICIT
                                              ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2002                        25,811,786    $    258,119    $ 41,911,879    $ (2,653,434)   $(39,729,911)

Exercise of stock options and warrants, net
of costs of $132,610                             1,355,854          13,559       3,619,035      (1,747,347)             --

Payments on notes receivable                            --              --              --         982,443              --

Reversal of notes receivable                      (197,005)         (1,970)       (614,765)        643,416              --

Repricing of warrants                                   --              --          49,283         143,362              --

Installment note for shares not yet issued,
net of related payments                                 --              --       1,492,536      (1,292,536)             --

Accrued interest on notes receivable from
shareholders                                            --              --              --          (6,962)             --

Issuance of stock, stock options and
warrants for services                               92,799             928         396,162              --              --

Issuance of stock and options to employees
and directors                                       60,000             600         315,311              --              --

Conversion of notes and accrued interest           241,492           2,415         813,985              --              --

Discount on notes payable                               --              --          58,000              --              --

Rescission of stock purchase agreement          (1,346,268)        (13,463)     (2,490,596)      2,504,059              --

Net loss                                                --              --              --              --      (9,027,913)
                                              ------------    ------------    ------------    ------------    ------------

                                                    OTHER        COMMON         TOTAL
                                                  COMPREHEN-      STOCK      STOCKHOLDERS'
                                                 SIVE INCOME    ISSUABLE    EQUITY (DEFICIT)
                                                 -----------   ----------   ---------------
Balance, January 1, 2002                         $        --   $       --   $   (213,347)

Exercise of stock options and warrants, net
of costs of $132,610                                      --           --      1,885,247

Payments on notes receivable                              --           --        982,443

Reversal of notes receivable                              --           --         26,681

Repricing of warrants                                     --           --        192,645

Installment note for shares not yet issued,
net of related payments                                   --           --        200,000

Accrued interest on notes receivable from
shareholders                                              --           --         (6,962)

Issuance of stock, stock options and
warrants for services                                     --           --        397,090

Issuance of stock and options to employees
and directors                                             --           --        315,911

Conversion of notes and accrued interest                  --           --        816,400

Discount on notes payable                                 --           --         58,000

Rescission of stock purchase agreement                    --           --             --

Net loss                                                  --           --     (9,027,913)
                                                 -----------   ----------   ------------

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                               ADDITIONAL
                                                           COMMON STOCK          PAID-IN         NOTES       ACCUMULATED
                                                      SHARES        AMOUNT       CAPITAL      RECEIVABLE       DEFICIT
                                                    ----------   -----------   -----------    -----------    -----------
Balance, December 31, 2002                          26,018,658       260,188    45,550,830     (1,426,999)   (48,757,824)

Exercise of stock options and warrants, 120,082
shares issued in January 2004                          365,624         3,657       541,124             --             --

Payments on notes receivable from stockholders              --            --            --        402,500             --

Accrued interest on notes receivable from
stockholders                                                --            --            --        (72,427)            --

Issuance of stock, stock options, and warrants
for services                                            79,000           790       569,937             --             --

Issuance of options to employees and directors              --            --       195,387             --             --

Conversion of debt and accrued interest              1,580,820        15,807     3,929,439             --             --

Warrants issued in lieu of interest on
short-term borrowings                                       --            --         6,647             --             --

Shares issued on exercise of warrant under 2002
installment note                                       746,268         7,463        (7,463)            --             --

May Private placement, net of issuance
cost of $175,065                                     2,796,325        27,963     4,946,972             --             --

Issuance of shares to third party for finder's
fee in conjunction with May Private placement          130,435         1,304       375,653             --             --

August Private placement net of issuance cost
of $224,648                                          1,212,061        12,120     2,526,731             --             --

December private placement, 300,000 issued,
700,000 issuable in January 2004                       300,000         3,000     1,452,255             --             --

Beneficial pricing on stock and warrants
acquired in private placement                               --            --       958,913             --             --

Net loss                                                    --            --            --             --     (9,516,377)
                                                    ----------   -----------   -----------    -----------    -----------

                                                        OTHER          COMMON         TOTAL
                                                      COMPREHEN-       STOCK       STOCKHOLDERS'
                                                      SIVE INCOME     ISSUABLE      (DEFICIT)
                                                      -----------    -----------   -----------
Balance, December 31, 2002                                     --             --    (4,373,805)

Exercise of stock options and warrants, 120,082
shares issued in January 2004                                  --        305,685       850,466

Payments on notes receivable from stockholders                 --             --       402,500

Accrued interest on notes receivable from
stockholders                                                   --             --       (72,427)

Issuance of stock, stock options, and warrants
for services                                                   --             --       570,727

Issuance of options to employees and directors                 --             --       195,387

Conversion of debt and accrued interest                        --             --     3,945,246

Warrants issued in lieu of interest on
short-term borrowings                                          --             --         6,647

Shares issued on exercise of warrant under 2002
installment note                                               --             --            --

May Private placement, net of issuance
cost of $175,065                                               --             --     4,974,935

Issuance of shares to third party for finder's
fee in conjunction with May Private placement                  --             --       376,957

August Private placement net of issuance cost
of $224,648                                                    --             --     2,538,851

December private placement, 300,000 issued,
700,000 issuable in January 2004                               --      3,500,000     4,955,255

Beneficial pricing on stock and warrants
acquired in private placement                                  --             --       958,913

Net loss                                                       --             --    (9,516,377)
                                                      -----------    -----------   -----------

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                ADDITIONAL
                                                         COMMON STOCK             PAID-IN        NOTES        ACCUMULATED
                                                     SHARES         AMOUNT        CAPITAL      RECEIVABLE       DEFICIT
                                                 ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2003                         33,229,191        332,292     61,046,425     (1,096,926)    (58,274,201)

Exercise of stock options and warrants,
132,737 shares issued in January 2005               1,013,127         10,131      2,484,387             --              --

Issuance of options to employees and
directors                                                  --             --         67,674             --              --

Issuance of warrant for services                           --             --        263,850             --              --

Issuance of shares for prepayment of related
party interest                                        264,036          2,640      1,541,734             --              --

Shares issuable for prepayment of related
party interest, 448,764 issued in January 2005             --             --             --             --              --

Payments on notes receivable from
stockholders                                               --             --             --        269,851              --

Reduction of note receivable in exchange for
financing commitment                                       --             --             --        600,000              --

Accrued interest on notes receivable from
stockholder                                                --             --             --        (14,387)             --

Beneficial pricing on conversion feature on
convertible notes                                          --             --        156,610             --              --

Issuance of common shares issuable                    820,082          8,201      3,797,484             --              --

Short swing profit                                         --             --         25,982             --              --

Comprehensive loss:

   Net loss                                                --             --             --             --      (9,367,001)

   Foreign currency translation adjustments                --             --             --             --              --

         Total comprehensive loss                          --             --             --             --              --
                                                 ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2004                         35,326,436   $    353,264   $ 69,384,146   $   (241,462)   $(67,641,202)
                                                 ============   ============   ============   ============    ============

                                                      OTHER         COMMON          TOTAL
                                                   COMPREHEN-        STOCK       STOCKHOLDERS'
                                                   SIVE INCOME     ISSUABLE     EQUITY (DEFICIT)
                                                  ------------   ------------   ----------------
Balance, December 31, 2003                                  --      3,805,685       5,813,275

Exercise of stock options and warrants,
132,737 shares issued in January 2005                       --        394,185       2,888,703

Issuance of options to employees and
directors                                                   --             --          67,674

Issuance of warrant for services                            --             --         263,850

Issuance of shares for prepayment of related
party interest                                              --             --       1,544,374

Shares issuable for prepayment of related
party interest, 448,764 issued in January 2005              --      3,643,964       3,643,964

Payments on notes receivable from
stockholders                                                --             --         269,851

Reduction of note receivable in exchange for
financing commitment                                        --             --         600,000

Accrued interest on notes receivable from
stockholder                                                 --             --         (14,387)

Beneficial pricing on conversion feature on
convertible notes                                           --             --         156,610

Issuance of common shares issuable                          --     (3,805,685)             --

Short swing profit                                          --             --          25,982

Comprehensive loss:

   Net loss                                                 --             --      (9,367,001)

   Foreign currency translation adjustments       $     73,562             --          73,562
                                                                                 ------------

         Total comprehensive loss                           --             --      (9,293,439)
                                                  ------------   ------------    ------------

Balance, December 31, 2004                        $     73,562   $  4,038,149    $  5,966,457
                                                  ============   ============    ============

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                   2004            2003            2002
                                                                              ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                                      $ (9,367,001)   $ (9,516,377)   $ (9,027,913)
Adjustments to reconcile net loss to net cash used by operating activities:
  Allowance for doubtful accounts                                                  345,030              --              --
  Inventory adjustment                                                            (210,000)        516,382         286,000
  Depreciation and amortization                                                    575,391         393,302         381,916
  Stock-based general and administrative expenses                                  931,524       1,985,720         713,001
  Non-cash interest expense                                                        791,036         583,672       1,779,147
  Gain from revaluation of note purchase option liability                         (412,374)             --              --
  Accrued interest on notes receivable from stockholder                            (14,387)        (72,427)             --
  Changes in operating assets and liabilities:
     Accounts receivable                                                          (491,553)       (117,530)             --
     Inventory                                                                    (183,697)     (1,020,040)       (561,959)
     Prepaid and other current assets                                             (411,437)        212,428        (406,895)
     Accounts payable                                                             (261,890)     (1,154,946)      1,624,202
     Accrued expenses and other current liabilities                                214,806         470,799         240,345
     Other assets                                                                  (22,711)        156,079         (86,704)
                                                                              ------------    ------------    ------------

Net cash used in operating activities                                           (8,517,263)     (7,562,938)     (5,058,860)
                                                                              ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment                                              (795,173)       (524,764)       (281,818)
  Construction in progress                                                        (950,627)             --              --
                                                                              ------------    ------------    ------------

  Net cash used in investing activities                                         (1,745,800)       (524,764)       (281,818)
                                                                              ------------    ------------    ------------

Cash flows from financing actitivies:
  Payments on capital lease obligations                                                 --              --          (4,483)
  Proceeds from issuance of short-term notes                                            --         792,500         125,000
  Payment on short-term notes                                                           --        (542,500)             --
  Proceeds from the issuance of convertible notes                               10,000,000              --              --
  Payments on notes receivable from stockholders                                   269,851         402,500       1,182,443
  Payments on convertible notes                                                         --        (100,000)             --
  Stock issuance costs                                                                  --              --        (132,610)
  Financing costs for convertible notes                                           (217,162)             --              --
  Short swing profits                                                               25,982              --              --
  Proceeds from sales of common shares and warrants                                     --      12,469,042              --
  Proceeds from exercise of warrants and options                                 2,888,703         850,466       2,017,857
                                                                              ------------    ------------    ------------

Net cash provided by financing activities                                       12,967,374      13,872,008       3,188,207
                                                                              ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                             2,704,311       5,784,306      (2,152,471)

Effect of exchange rate changes on cash                                             23,271              --              --

Cash and cash equivalents at beginning of period                                 6,359,969         575,663       2,728,134
                                                                              ------------    ------------    ------------
Cash and cash equivalents at end of period                                    $  9,087,551    $  6,359,969    $    575,663
                                                                              ============    ============    ============

See accompanying notes to consolidated financial statements.

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                              2004          2003        2002
                                                                           ----------   ----------   ----------
Supplemental disclosure of cash flow information:
  Income taxes paid during the period                                      $    1,475   $       --   $    2,225
                                                                           ----------   ----------   ----------
  Interest paid during the period                                          $      482   $   45,319   $      348
                                                                           ----------   ----------   ----------
Non cash financing activities:

  Common shares issued upon conversion of interest and notes               $       --   $3,945,246   $  861,400
                                                                           ----------   ----------   ----------
  Exercise of warrants in exchange for notes receivable                    $       --   $       --   $1,392,536
                                                                           ----------   ----------   ----------
  Discount on convertible notes due to purchase option liability           $1,072,248   $       --   $       --
                                                                           ----------   ----------   ----------
  Discount on convertible notes due to beneficial conversion feature       $  156,610   $       --   $   58,000
                                                                           ----------   ----------   ----------
  Common shares issued or issuable for prepaid interest to related party   $4,388,275   $       --   $       --
                                                                           ----------   ----------   ----------

See accompanying notes to consolidated financial statements.

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

Description of Business and Summary of Significant Accounting Policies

      Description of Business - We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays that provide high-resolution images suitable for applications including high definition television, rear projection computer monitors and video projectors, and potential applications such as those used in wireless communication devices, portable games and digital assistants. Our imagEngine(TM) microdisplays are designed for use in end products of original equipment manufacturers (OEMs), and therefore we work closely with customers and prospective customers to incorporate our microdisplays into their final products.

      Our principal executive offices are located in Novato, California. We were organized under the laws of the State of New York in 1989. Our wholly-owned subsidiary, SpatiaLight Korea, Inc., was incorporated in 2004 under the laws of the Republic of Korea. Our inactive wholly-owned subsidiary, SpatiaLight Technologies, Inc., was incorporated in 2003 under the laws of the State of New York.

      Basis of Consolidation - The consolidated financial statements incorporate the accounts of SpatiaLight, Inc. and its wholly-owned subsidiaries, SpatiaLight Technologies, Inc. and SpatiaLight Korea. All significant intercompany business and transactions have been eliminated in consolidation.

      Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to accounts receivable reserves and inventory reserves and write-downs, which can be affected by a change in the market value and replacement cost of materials or a change in market price of products.

      Cash and Cash Equivalents - We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, approximately $9,088,000 and $6,360,000, respectively, of checking and money market accounts, the fair value of which approximates cost, are included in cash and cash equivalents. We deposit cash and cash equivalents with high credit quality financial institutions.

      Accounts Receivable - Accounts receivable are due under negotiated terms. Although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances. Senior management reviews accounts receivable on a quarterly basis to determine if any receivables are uncollectible. In the event that payment of a customer's account receivable is questionable, we would reserve the receivable under an allowance for doubtful accounts. If all attempts to collect a receivable fail, the receivable would be written off against the allowance.

      Inventory. Inventory is valued at the lower of cost (based on the first-in, first-out method) or market value. Materials, labor and manufacturing overhead are included in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected selling price of the product based on historical recovery rates. If the market value of inventory is assessed to be less than cost, it is written down to its replacement cost or its net realizable value. Estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. The adjustment to record inventory at lower of cost or market value was $0, $311,000 and $286,000 in 2004, 2003 and 2002, respectively.

      Property and Equipment - Property and equipment is recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization is computed for financial reporting purposes using the straight-line method over the following estimated useful lives, 3-5 years for furniture and office equipment, 3 years for machinery and 18 months for tooling. Building improvements are amortized over the shorter of eight years or the life of the lease.

      Debt Issuance Costs - Debt issuance costs related to the 2004 Senior Secured Convertible Notes are being amortized over the term of the notes using the interest method.

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

Revenue Recognition - We evaluate revenue recognition for these transactions using the following criteria (collectively called the Revenue Recognition Criteria):

      o Evidence of an arrangement: Before revenue is recognized, we must have evidence of an agreement with the customer reflecting the terms and conditions to deliver our products.

      o Delivery: For products, delivery is considered to occur when title and risk of loss have been transferred, which generally occurs upon shipment.

      o Fixed or determinable fee: We consider a fee to be fixed or determinable if the fee is not subject to refund or adjustment. If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable. We do not consider a fee to be fixed and determinable if any amount is due more than 180 days from the delivery date. Payment terms of less than 180 days are evaluated based upon the laws or trade practices of the country in which the arrangement is entered into to assess whether the fee is fixed and determinable.

      o Collection is deemed reasonably assured: Collection is deemed reasonably assured if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. We reduce product revenue for customer returns and sales allowances and record an allowance for doubtful accounts should collectibility become questionable. If it is determined that an account is uncollectible, the account is written off against the allowance.

      Shipping and Handling Costs - Shipping and handling costs to date have not been charged to our customers. These costs have not been material to date and they have been recorded in selling, general, and administrative costs in both 2004 and 2003. Beginning in the first quarter of 2005, all shipping and handling costs relating to sales of our products will be recorded in cost of revenue. To the extent that such costs are recouped from the customers, such amounts will be included in revenue.

      Income Taxes - We utilize the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Research and Development - Research and development costs, including the costs of prototype and pre-production display units are charged to expense when incurred.

      Foreign Currency Translation - We translate the assets and liabilities of our foreign subsidiary to U.S. dollars at the rate of exchange in effect at the end of the accounting period. Revenues and expenses are translated at the average rates of exchange for the accounting period. Translation adjustments attributable to our foreign subsidiary are included in stockholders' equity as a component of other comprehensive income (loss).

      Comprehensive Loss- Comprehensive loss is comprised of net loss and other comprehensive income. The only component of other comprehensive income is foreign currency translation adjustments in 2004. Other comprehensive income is disclosed in the statement of stockholders' equity (deficit).

      Fair Value of Financial Instruments - Our financial instruments include cash equivalents, accounts receivable, and debt. The carrying value of cash equivalents and accounts receivable approximates their fair value. The face amount of the convertible notes approximates their fair value and is offset by the calculated value of the beneficial conversion feature, additional investment rights or note purchase option embedded in the notes, and reimbursement to a noteholder of certain costs.

      Derivative Financial Instruments - Our derivative financial instruments consist of a note purchase option attached to senior secured convertible notes. The fair value is calculated based on the Black-Scholes option-pricing model.

      Stock-Based Compensation - We account for our stock-based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," as clarified by Financial Accounting Standards Board
(FASB) Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common shares. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation", we disclose the proforma effects of using the fair value method of accounting for stock-based employee and director compensation arrangements, and record compensation expense for the fair value of options granted to non-employees.

      If we had elected the fair value method of accounting for employee and director stock options, compensation cost would be accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair values at date of grant for options granted have been estimated based on a Black-Scholes pricing model with the following weighted average assumptions:

                                                               2004                2003                2002
                                                         --------------      --------------      --------------
Dividend yield                                                      --                  --                  --

Expected volatility                                                 89%                 82%                100%

Risk-free interest rates                                           2.5%                  2%                  5%

Expected lives                                               3.2 years           4.8 years           5.6 years

      The table below shows net loss per share as if we had elected the fair value method of accounting for stock options.

                                                                  2004             2003              2002
                                                         --------------      --------------      --------------
Net loss as reported                                     $   (9,367,001)     $   (9,516,377)     $   (9,027,913)

Add: stock-based employee compensation included
in reported net loss, net of any related tax effects             67,674             195,387              38,951

Deduct: total stock-based employee compensation
determined under fair value method for all awards,
net of any applicable related tax effects                    (2,723,586)         (1,267,299)         (1,491,535)
                                                         --------------      --------------      --------------

Proforma net loss, as adjusted                           $  (12,022,913)     $  (10,588,289)     $  (10,480,497)
                                                         ==============      ==============      ==============

Loss per share:
Basic and diluted, as reported                           $        (0.27)     $        (0.34)     $        (0.37)
Basic, as adjusted                                       $        (0.35)     $        (0.38)     $        (0.43)

      Impairment of Long-lived Assets and Long-lived Assets to be Disposed of - We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

      Loss per Common Share - Basic loss per common share excludes dilution and is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

      Reclassification - Certain prior year amounts have been reclassified in order to conform to current year presentation.

      Recently Issued Accounting Standards - In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached by the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments." The objective of this Issue was to provide guidance for identifying impaired investments.

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

EITF 03-1 also provided new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements were effective only for annual periods ending after June 15, 2004. In September 2004, the FASB deferred the requirement to record impairment losses caused by the effect of increases in "risk-free" interest rates and "sector spreads" on debt securities subject to paragraph 16 of EITF 03-1 and excludes minor impairments from the requirement until new guidance becomes effective. We have evaluated the impact of the adoption of EITF 03-1 and do not believe the impact is significant to our overall results of operations or financial position.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (FAS
151), which requires certain inventory-related costs to be expensed as incurred. FAS 151 is effective January 1, 2006. We have not assessed the effect of FAS 151 on our consolidated financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment" to revise SFAS No. 123 "Accounting for Stock-Based Compensation," and supersede APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R is to be applied in the third quarter of 2005. We have not yet evaluated the impact that the adoption of SFAS No. 123R will have on our financial statements; however, the adoption could materially impact our results of operations.

1. Issuance of Securities

Issuance of Shares in 2004

      In December 2003, we completed a private placement of 1,000,000 common shares that were registered with the SEC in a "Shelf" Registration Statement at a price of $5.00 per share for net proceeds of $4,955,255 received in December 2003. Prior to December 31, 2003, 300,000 of these shares were issued. The remaining 700,000 shares were reflected in common shares issuable at December 31, 2003 and were issued in January 2004. In addition, 120,082 shares were issued in 2004 pursuant to a warrant exercised in late 2003. The proceeds of approximately $306,000 had been received and were included in common shares issuable as of December 31, 2003.

      On January 7, 2004, we issued 142,360 common shares with a value of $800,063 as a prepayment of interest on the Argyle notes for the interest due for 2004 (See Note 3). Prepaid interest was computed using the closing price of the shares on January 6, 2004 of $5.62. This amount is fully amortized at December 31, 2004. On March 4, 2004, we issued an additional 71,676 common shares with a value of $338,311 as a prepayment of interest on the Argyle notes for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. On December 22, 2004, we issued an additional 50,000 shares, and 448,764 shares became issuable (and were issued in January 2005) as a prepayment of interest on the Argyle notes for the period from July 1, 2005 through December 31, 2008. These shares had a value of $4,049,964 based on the closing price of the shares of $8.12 on December 21, 2004. The total prepaid interest on the Argyle notes for the period July 1, 2005 through December 31, 2008 is $4,388,275 at December 31, 2004, with $913,889 classified as a current asset and $3,474,386 classified as a noncurrent asset.

Exercise of Stock Options and Warrants in 2004

      During 2004, employee stock options for 465,083 common shares were exercised for $1,158,022 and warrants for 680,781 common shares were exercised for $1,730,681. We issued 132,737 of the shares in early January 2005.

Issuance of Warrant and Option for services in 2004

      In April 2004, we issued a fully vested warrant to purchase 250,000 common shares as payment to a sales agent. A value of $210,000 was assigned to the warrant using a Black-Scholes pricing model and the following assumptions: stock price $3.58, exercise price $3.75, historical volatility 59%, risk free rate 4%, dividend yield of 0% and a contractual life of 13 months. This amount is included in stock-based general and administrative expenses.

      In October 2004, we issued a fully vested option to purchase 10,000 common shares to a consultant. The option was assigned a value of $53,850 using the Black-Scholes option pricing model and the following assumptions: stock price $5.75,

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

exercise price $5.75, historical volatility 113%, a risk free rate of 3%, a dividend yield of 0 and a contractual life of 10 years. This amount is included in stock-based general and administrative expenses.

      Other expenses in 2004 totaling $67,674 relate to the valuation of options granted to employees with an exercise price lower than the market price on the date of grant, and options granted to a director for additional services. All of these options were issued in years previous to 2004.

Issuance of Shares Under Installment Note

      In November 2002, a warrant to purchase 746,268 common shares was exercised by the purchaser of the warrant at $2.00 per share under a warrant installment agreement totaling $1,492,536. Payments of $200,000 were made in 2002. An additional $402,500 was received in 2003. In 2004, a payment of $142,350 was made which represented interest accrued through March 2004 of $92,350, and an installment payment of $50,000 for April 2004. Interest accrues at 6% per annum and is due with the final payment. The 746,268 shares were issued to the purchaser in the third quarter of 2003. On July 7, 2004, the Board of Directors approved an agreement with the purchaser that, in consideration for the purchaser's involvement in our efforts to obtain financing, we would suspend the warrant installment payments through the end of the third quarter of 2004, at which time the Board would evaluate the financing efforts and the involvement attributed to the purchaser. On November 30, 2004, the Board resolved that in connection with the November 2004 Financing, the purchaser and Robert A. Olins, the Chief Executive Officer and a director SpatiaLight, were each entitled to receive due consideration from us for their respective financing commitments (See Note 3). Mr. Olins communicated with the Board his desire to forego any consideration in favor of the purchaser. We agreed with the purchaser to reduce the amount owed by the purchaser, under the warrant installment agreement by $600,000. This amount was included in stock-based general and administrative expense. At December 31, 2004, the remaining balance of the note receivable under the warrant installment agreement is $241,462.

      On May 15, 2001, we sold 600,000 common shares under a private stock purchase agreement. The shares were sold at a price of $1.75 per share. Cash received was $262,500. The balance of $787,500 was to be paid in three equal quarterly installments of $262,500. An escrow agent held the certificates for the shares being purchased until all three installments were paid in full. At December 31, 2004 the remaining balance was paid and the shares were released from escrow.

Issuance of Shares in 2003

      On December 31, 2003, we issued 93,633 common shares upon the conversion of a short-term convertible note with an outstanding balance of $250,000. The conversion price was $2.67 per share (See Note 3). During 2003, we issued 1,344,827 common shares upon conversion to notes payable of $2,775,000 and accrued interest of $565,770 (See Note 3).

      In August 2003, in a private equity financing transaction, we issued 1,212,061 common shares at $2.28 per share and 303,015 fully vested warrants, with a strike price of $3.29, and a term of five years in exchange for net proceeds of $2,538,852, with six purchasers, none of who is an affiliate of SpatiaLight. In addition, warrants to purchase 48,482 shares were granted to the placement agent for the financing. There was no earnings impact for these warrants, as they were part of the net issuance costs.

      In May 2003, in a private equity financing transaction, we issued 2,796,325 common shares at $1.84 per share and 699,080 fully vested warrants with a strike price of $2.65 in exchange for net proceeds of $4,974,935. Of this amount, 1,357,441 shares and 339,360 warrants were purchased by Robert A. Olins, Chief Executive Officer and a director of SpatiaLight. Consequently, we recognized non-cash expense of $958,913 related to the deemed beneficial pricing Mr. Olins received; the expense consists of two components. First, an expense of $538,106, representing the fair value of the warrant issued to Mr. Olins was recognized in stock-based general and administrative expense using a Black-Scholes option pricing model and the following assumptions: stock price $2.15, historical volatility 105%, risk free rate of 2.27%, dividend rate of 0, and a contractual term of five years. Second, since the market price on the day of closing of $2.15 was higher than the issuance price of $1.84, a charge of $420,807 was recognized in stock-based general and administrative expenses for the 1,357,441 shares purchased by Mr. Olins.

      In order to complete this equity financing, the outside investors required significant participation from Robert A. Olins. To achieve this, Mr. Olins borrowed funds to purchase his share of the financing. Our board of directors unanimously (except for Mr. Olins, who did not vote on this matter) approved reimbursements of $250,000 for certain expenses incurred in connection with the personal loan to Mr. Olins made by a bank, and $300,000, payable through the issuance of 130,435 common shares, for a finder's fee that Mr. Olins was obligated to pay to an unaffiliated third party. Another shareholder of SpatiaLight, to whom we subsequently

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

issued the 130,435 Shares, undertook Mr. Olins' obligations to the finder. The $376,957 fair value of the 130,435 shares is included in stock-based general and administrative expense.

      Additionally, warrants in the aggregate of 77,126 shares were issued to the placement agent effecting the financing. There was no earnings impact for these warrants, as they were a part of the net issuance costs.

      We became aware that the then current interpretations of the NASDAQ rules by the NASDAQ staff require shareholder approval of the sale by us to Mr. Olins of 1,357,441 shares at the same discount received by the other investors in that transaction. Upon review, we determined that we were required to seek shareholder ratification of the sale to Mr. Olins at our 2004 annual meeting of shareholders. Mr. Olins informed us that in the interim he would not dispose of, nor vote, these shares until such ratification was obtained. Such ratification was obtained on July 7, 2004.

Issuance of Stock and Warrants for Interest in 2003

      On January 3, 2003, we issued 142,360 common shares with a fair value of $354,476 as a prepayment of interest. Prepaid interest was computed using the closing price of the common shares on December 31, 2002 of $2.49, and was amortized through December 31, 2003 (See Note 3).

      In May 2003, we issued a fully vested warrant to purchase 10,000 common shares in lieu of interest on a short-term note. A value of $6,647 was assigned to this warrant using a Black-Scholes option pricing model and the following assumptions: stock price $2.15, historical volatility 79%, risk free rate of 1.01%, dividend yield of 0, and a contractual term of 1 year. The value of this warrant was recorded in non-cash interest expense.

Exercise of Stock Options and Warrants in 2003

      During 2003, we issued 215,874 and 149,750 common shares upon the exercise of warrants and employee and director stock options, respectively. Total cash received was $376,542 and $168,239, respectively. Included in the warrant exercise are 69,547 shares issued upon the cashless exercise of 250,000 warrants. Additionally, proceeds of $305,685 were received prior to December 31, 2003, for the exercise of warrants. At December 31, 2003, these proceeds were included in common stock issuable and 120,082 common shares were issued in January 2004 for these warrants.

Issuance of Stock, Stock Options and Warrants for services in 2003

      In October 2002, we issued a fully vested warrant for consulting services rendered in 2002 and 2003. An expense of $91,000 was recognized for the portion of the services rendered in 2003. The warrant to purchase 250,000 common shares had an exercise price of $3.50. The following assumptions were used in determining the value: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of two years, and is reflected in the statement of operations as stock-based general and administrative expense.

      In March 2003, we issued a fully vested warrant to purchase 200,000 common shares in exchange for consulting services. A value of $85,400 was assigned to the warrant using the Black-Scholes option pricing model and the following assumptions: stock price $2.43, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of five months. The value of the warrant is included in stock-based general and administrative expense.

      In March 2003, we issued 47,000 common shares in exchange for consulting services provided in 2002 totaling $116,250. The expense associated with these services was recorded in stock-based general and administrative expense in 2002.

      In May 2003, we issued a fully vested option to purchase 25,000 common shares in exchange for services rendered. A value of $49,734 was assigned to this option using a Black-Scholes option pricing model and the following assumptions: stock price $2.14, historical volatility 112%, risk free rate of 3.33%, a dividend yield of 0, and a contractual term of 10 years. The value of this option was recorded in stock-based general and administrative expense.

      In May 2003, we issued a fully vested warrant to purchase 125,000 common shares in exchange for consulting services. A value of $56,994 was assigned to the warrant using a Black-Scholes option pricing model and the following assumptions: stock price $2.05, historical volatility 79%, risk free rate of 1.01%, dividend yield of 0, and a contractual term of 18 months. The value of this warrant was recorded in stock-based general and administrative expense.

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      In May 2003, we issued 32,000 common shares to an outside consultant. The shares were issued in consideration of services rendered by the consultant in 2003. These shares were valued at $68,800, the market value of the shares on the date of grant. The value of this warrant was recorded in stock-based general and administrative expense.

      In July 2003, we issued an option to one of our officers to purchase 800,000 common shares. The stock option was granted pursuant to the Amended and Restated Time Accelerated Restricted Stock Award Plan ("TARSAP"). The TARSAP was granted to the officer in the following manner: (i) 125,000 options which vested as of July 7, 2003 and which options expire on July 7, 2006 (35,000 options have an exercise price of $2.55 and 90,000 options have an exercise price of $12.50), and (ii) 675,000 options which vest upon the earlier of the achievement of certain performance tests within two years after the date of the grant or the second anniversary of the grant date. The options expire three years after they vest and become exercisable (175,000 of such options have an exercise price of $5.00, which vested on January 27, 2004, 225,000 of such options have an exercise price of $7.50 and 275,000 of such options have an exercise price of $12.50). Of the vested options, 25,000 were exercised at a price of $2.55 on December 30, 2004. The total expense recognized in 2003 under this agreement was $86,750 included in stock based general and administrative expense.

      In October 2003, we issued a fully vested option to purchase 5,000 common shares in exchange for services rendered in 2003. A value of $22,003 was assigned to this option using a Black-Scholes option pricing model and the following assumptions: stock price $4.69, historical volatility 112%, risk free rate of 4.27%, dividend yield of 0 and contractual life of 10 years.

      In October 2003, we issued a fully vested warrant to purchase 50,000 common shares to a consultant in exchange for services rendered in 2003. A value of $80,546 was assigned to the warrant using a Black-Scholes option pricing model and the following assumptions: stock price $4.68, exercise price $3.50, historical volatility 63%, risk free rate of 1%, a dividend yield of 0 and contractual life of nine months.

      Other expenses in 2003 related to the valuation of options granted to directors for additional services and employee options issued with an exercise price lower than market price totaled $108,637 and are included in stock-based general and administrative expense.

Exercise of Stock Options and Warrants in 2002

      During 2002, we issued 646,354 and 9,500 shares of common shares upon the exercise of warrants and employee stock options, respectively. Total cash received was $1,568,500 and $5,713, respectively. Included in the warrant exercises are 16,354 shares issued upon the cashless exercise of 171,429 warrants by investors associated with the Alabama Group (described below).

      On June 28, 2002, warrants to purchase 329,355 common shares were exercised by a group of investors that we call the Alabama Group, which includes a trust for the benefit of Steven F. Tripp, a director of SpatiaLight as of December 31, 2003. Mr. Tripp is not the trustee of this trust and has no power to vote or dispose of the common shares of the Company or any other securities held by that trust. Marcia K. Tripp, Steven F. Tripp's mother, is the trustee of this trust and directs and is responsible for all of the investment decisions of this trust. In our opinion, no other investor in the Alabama Group is an affiliate of SpatiaLight and Mr. Tripp is not an affiliate of any other investor in the Alabama Group. On the same day, warrants to purchase 370,645 common shares were reassigned for no consideration and exercised by other investors, none of whom is an affiliate of SpatiaLight or of any of our directors. When originally granted, all of the warrants had an exercise price of $3.50 and an expiration date of June 30, 2002. To induce the holders to exercise, the exercise price was reduced to $3.13, the average closing price for the previous four days, a price slightly below the closing price on the commitment date. The warrants were exercised under warrant installment agreements totaling $1,747,347 with initial payments totaling $443,644.

      Share issuance costs associated with the above transactions totaled $132,610 and has been recorded as a reduction in additional paid-in capital.

      Payments totaling $960,568 were made under the warrant installment agreements, as well as $21,875 relating to notes receivable from shareholders that were outstanding as of December 31, 2001. The exercise price for each installment was marked to market based on the closing price the day prior to the due date. The resulting intrinsic value of $210,042, based on the change in exercise price, was recorded as non-cash interest expense of $156,825, and additional paid in capital of $53,217. Of the 700,000 shares held in escrow, 197,005 were restored to the status of authorized but unissued shares in exchange for the reversal in 2002 of notes receivable totaling $643,416.

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      In connection with the above warrant exercises and note reversals, including repricing for certain warrantholders who are also debt holders, a total of $219,325 in pricing concessions has been charged as additional non-cash interest expense (see Note 3), including the marked-to-market charge described above.

Issuance of Shares, Stock Options and Warrants in 2002

      On October 14, 2002, we issued a fully vested warrant expiring in October 2003 to purchase 31,250 common shares at an exercise price of $3.50 in exchange for consulting services rendered in the fourth quarter. A value of $12,337 was assigned to the warrants using the Black-Scholes option pricing model and the following assumptions: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of one year. The value of the warrant is reflected in the statement of operations as stock-based general and administrative expense.

      On October 14, 2002, we issued a fully vested warrant to purchase 250,000 common shares at an exercise price of $3.50 in exchange for consulting services rendered over a 6-month period. A value of $88,192 was assigned to the warrants for the portion of the services rendered in 2002 using the Black-Scholes option pricing model and the following assumptions: stock price $1.84, historical volatility 100%, risk free rate 5%, a dividend yield of 0, and a contractual term of two years. The portion of the value of the warrant earned in 2002 is reflected in the statement of operations as stock-based general and administrative expense.

      On August 19, 2002, we issued a fully vested warrant to purchase 50,000 common shares at an exercise price of $3.13, expiring in December 2002. The warrant was issued in consideration for consulting services. The warrant was valued at $24,000 using the Black-Scholes option pricing model and the following assumptions: share price $2.70, historical volatility 100%, risk-free rate 5%, a dividend yield of zero, and a contractual term of four months. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

      On January 23, 2002, we issued a warrant to purchase 30,000 common shares at an exercise price of $3.00, expiring in April 2002. The warrant was issued to an investor in consideration of our failure to file a registration statement with the Securities and Exchange Commission with respect to the shares underlying a prior issuance of warrants by an earlier agreed upon outside date. The warrant was valued at $37,111 using the Black-Scholes option pricing model and the following assumptions: share price $3.73, historical volatility 114%, risk-free rate 5%, a dividend yield of zero, and a contractual term of 103 days. The value of the warrant is reflected in the statement of operations as a component of stock-based general and administrative expense.

      During 2002, 92,799 common shares and 12,500 fully vested consultant options expiring in 2012 to purchase common shares at prices ranging from $1.99 to $3.67 were issued in exchange for services valued at $235,450.

      In March 2002, we issued 60,000 common shares to our Director of Corporate Development. The shares were issued in consideration of services rendered by the employee with respect to assisting usany in negotiating the contractual relationships with our existing prospective customers. These shares were valued at $220,200, the market value of the shares on the date of grant. Other expenses related to the valuation of options granted to directors for additional services totaled $95,711, included in stock-based general and administrative expenses in the accompanying statements of operations.

Note and Interest Conversions in 2002

      During 2002, we issued 62,500 common shares in exchange for a $125,000 convertible note.

      During 2002, we issued 178,992 common shares upon the conversion of accrued interest of $691,400 under certain convertible notes, which includes additional deemed interest of $491,877 in 2002 and $128,241 in 2001 due to beneficial conversion features of the interest on the underlying notes (See Note
3).

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

Rescission of Stock Purchase Agreement in 2002

      During the first quarter of 2002 a stock purchase agreement was cancelled as a result of a default by the purchaser. The stock purchase agreement was entered into in October 2001 and called for four equal installments due quarterly beginning January 5, 2002. A check for the $626,014 payment due in January was received and deposited at the end of March 2002, but was subsequently not honored by the purchaser's bank. As a result, the stock purchase agreement, by its terms, was cancelled and the 1,346,268 shares have been restored to the status of authorized but unissued shares. The initial payment of $13,463 was forfeited by the purchaser and was transferred from stated capital to additional paid in capital. The subscription receivable of $2,504,059 and the related additional paid in capital have been eliminated from the balance sheet. The cancellation of the stock purchase agreement did not have any effect on results of operations.

      Stock-based general and administrative expenses discussed above are as follows:

                                                               Year-end December 31,

                                                          2004           2003          2002
                                                       ----------     ----------     ----------
Financing costs related to reduction of
  stockholder note                                     $  600,000     $       --     $       --

Warrants issued to investors                                   --             --         28,435

Stock and options granted to employees and
  directors                                                67,674        195,387        276,960

Common stock and warrants expensed for services           263,850        385,663        368,655

Stock issued in connection with May stock purchase             --        376,957             --

Beneficial pricing on sale of stock and
  warrants to officers                                         --        958,913             --

Other                                                          --         68,800         38,951
                                                       ----------     ----------     ----------
                                                       $  931,524     $1,985,720     $  713,001
                                                       ==========     ==========     ==========

3. Notes Payable

Convertible notes at December 31, 2004 consist of the following:

      Argyle Notes:

      In 1998, we received $1,188,000 in cash in exchange for notes payable in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, Chief Executive Officer, Secretary, Treasurer, and a Director of SpatiaLight. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all of our assets. Both principal and interest are convertible into our common shares at $0.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

      On September 20, 2002, the due date was extended until March 31, 2004. Accordingly, the remaining unamortized discount at the extension date of $198,000 was being amortized through March 31, 2004, resulting in a new effective interest rate of 17% per annum when compared to the outstanding principal balances. On December 31, 2003, the due date was extended until June 30, 2005. Accordingly, the remaining unamortized discount of $33,000 at the extension date was being amortized through June 30, 2005, resulting in a new effective interest rate of 8% per annum when compared to the outstanding principal balances. On November 30, 2004, the due date was extended until December 31, 2008. The remaining unamortized discount of $11,000 at the extension date will be amortized through December 31, 2008.

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      We paid interest payable on the Argyle notes by issuing 142,560 common shares with a market value of $563,157 in 2002, 142,360 common shares with a market value of $354,476 in 2003, and 142,360 common shares with a market value of $800,063 in 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. This interest expense includes non-cash interest expense of $491,887 in 2002, $283,196 in 2003, and $728,780 in 2004. The non-cash interest expense results from the beneficial conversion price of interest payable, which is convertible into common shares at $0.50 per share, and was computed as the excess of the market price of the shares issued for the interest over accrued interest payable.

      On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest payable on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. On December 22, 2004, we issued 50,000 common shares, and 448,764 common shares became issuable (and were issued in January 2005), as a prepayment of interest payable on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. Total prepaid interest on the Argyle notes for the period January 1, 2005 to December 31, 2008 is $4,388,275 at December 31, 2004, with $913,889 classified as a current asset, and $3,474,386 classified as a noncurrent asset.

      At December 31, 2004, the carrying value of the Argyle notes totals $1,177,000, which includes the $1,188,000 principal balance net of the unamortized discount of $11,000.

The November 2004 Financing:

      On November 30, 2004, we completed a non-brokered private placement of $10 million of senior secured notes (the 2004 Senior Secured Convertible Notes). The notes accrue interest at 10%, payable quarterly, and the interest is payable in cash or common shares, at the option of the Company (if certain conditions are met). The value of the shares for the purposes of calculating interest payments shall be equal to the 20-day trailing average of the volume weighted average prices of our common shares at the end of each quarterly interest period. The notes are due November 30, 2007.

      The 2004 Senior Secured Convertible Notes are convertible, at the option of the holders, into our common shares at the conversion price of $9.72 per share. The conversion price of the principal amount of the 2004 Senior Secured Convertible Notes is equal to a 25% premium above the ten-day trailing average of the volume weighted average price of our common shares for the period ended November 29, 2004, which was $7.78. As part of the November 2004 Financing, the purchasers required Argyle to enter into an intercreditor and subordination agreement (the Intercreditor Agreement) pursuant to which Argyle agreed to subordinate our obligations to Argyle and the senior security interest in substantially all of our assets that were granted under the Argyle Notes to the interest represented by the purchasers of the 2004 Senior Secured Convertible Notes. In addition, under the terms of the November 2004 Financing, we are prohibited from using the funds to repay debt and are prohibited from paying dividends.

      We are required to file a registration statement for resale of the shares issuable upon conversion of the notes and have the registration statement declared effective no later than 120 days after November 30, 2004. Pursuant to our amended registration rights agreement with the noteholders, if the registration does not become effective by April 20, 2005, or does not remain effective, we must pay each noteholder cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter until the registration is effective.

      In consideration for Argyle entering into the Intercreditor Agreement, our Board of Directors authorized us to enter into an extension and modification agreement between SpatiaLight and Argyle with respect to the Argyle Notes (the Extension Agreement) under which the due date of the Argyle Notes was extended to December 31, 2008.

      Under the terms of the November 2004 Financing, Robert A. Olins and Greenpark Limited, an unaffiliated shareholder of SpatiaLight, jointly and severally committed, in the event that the Board determines that such financing is necessary, to provide us with up to $6 million in future financing on terms and conditions to be determined at the time of any such transaction. That financing commitment shall be reduced by any funds that we receive from future sales or exercises of our equity, debt or derivative securities, including the sale of our common shares under the Prospectus that we filed with the SEC on January 28, 2005, as a part of a "shelf" registration process. At December 31, 2004, we had received an aggregate total of $676,000 of such funds, thereby reducing the commitment by Mr. Olins and Greenpark Limited by such aggregate amount.

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      Under the terms of the November 2004 Financing, the purchasers have a right to purchase up to an additional $5 million of senior secured convertible notes (additional investment rights or AIR) subject to the same terms and conditions, including the conversion price as the notes issued in the November 2004 Financing. This AIR originally expired on November 30, 2005 and was amended on December 21, 2004 to expire on August 31, 2005. The AIR was valued on November 30, 2004 at $1,072,248 using the Black-Scholes option pricing model and the following assumptions: stock price $8.83, exercise price $9.72, volatility 67%, risk free interest rate 2.50%, a contractual term of one year and a dividend yield of 0. This AIR is being treated as a derivative and has been recorded as a note purchase option liability and as a discount on the 2004 Senior Secured Convertible Notes.

      The liability was revalued at $659,874 as of December 31, 2004 using the Black-Scholes option pricing model and the following assumptions: stock price $8.95, exercise price $9.72, volatility 52%, risk free interest rate 2.50%, a remaining contractual term of eight months and a dividend yield of 0. The reduction in the liability of $412,374 was recorded as a gain from the revaluation of the note purchase option liability and is included in other income.

      The $1,072,248 discount referred to above gave rise to a beneficial conversion feature of $156,610 resulting from the excess aggregate value of the common shares issuable upon conversion of the 2004 Senior Secured Convertible Notes into common shares over the discounted carrying value of the 2004 Senior Secured Convertible Notes at the issuance date. The resulting beneficial conversion feature is treated as an additional discount to the 2004 Senior Secured Convertible Notes and an increase in additional paid-in capital, and will be amortized, along with the original discount related to the value of the AIR, over the life of the Notes. In addition, $100,000 of legal fees reimbursed to one of the lenders was recorded as a note discount and is being amortized over the life of the notes. Additional financing costs of $117,162 were recorded in prepaid expenses and are being amortized over the life of the notes.

Other Notes Paid or Converted in 2003

      In each of the months of December 1999 and November 2000, we received cash and issued convertible notes of $1,437,500, for a total of $2,875,000. The notes and accrued interest were convertible at $2.75 per share. The notes were extended on June 15, 2001, and again on September 30, 2002. During 2003, we were repaid $100,000 and the remaining principal balance of $2,775,000 plus accrued interest of $565,770 was converted into 1,344,827 common shares.

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

Activity in convertible notes payable for 2004 and 2003 is as follows:

                                             Balance at                     (Payment) or                     Balance at
                                            December 31,   Addition or New    Discount      Conversion to    December 31,
Debt Principal:                                  2003         Discount      Amortization        Equity          2004
                                            ------------    ------------    ------------    ------------    ------------
Argyle                                      $  1,188,000    $         --    $         --    $         --    $  1,188,000
Argyle discount                                  (33,000)             --          22,000              --         (11,000)
November financing                                    --      10,000,000              --              --      10,000,000
November financing discounts for:
   Beneficial conversion feature                      --        (156,610)          4,350              --        (152,260)
   Reimbursement of investor's legal fees             --        (100,000)          2,778              --         (97,222)
   AIR or note purchase option                        --      (1,072,248)         29,870              --      (1,042,378)
                                            ------------    ------------    ------------    ------------    ------------
           Total Convertible Notes          $  1,155,000    $  8,671,142    $     58,998    $         --    $  9,885,140
                                            ============    ============    ============    ============    ============

Accrued Interest:
Accrued Argyle 6%                           $         --    $     71,280    $         --    $    (71,280)   $         --
Beneficial interest                                   --         728,780              --        (728,780)             --
November financing                                    --          84,932              --              --          84,932
                                            ------------    ------------    ------------    ------------    ------------
           Total Accrued Interest           $         --    $    884,992    $         --    $   (800,060)   $     84,932
                                            ============    ============    ============    ============    ============


                                             Balance at                     (Payment) or                     Balance at
                                            December 31,   Addition or New    Discount      Conversion to   December 31,
Debt Principal:                                  2002         Discount      Amortization       Equity           2003
                                            ------------    ------------    ------------    ------------    ------------
Argyle                                      $  1,188,000    $         --    $         --    $         --    $  1,188,000
Argyle discount                                 (165,000)             --         132,000              --         (33,000)
Alabama Group                                  2,875,000              --        (100,000)     (2,775,000)             --
Alabama Group discount                          (161,829)             --         161,829              --              --
Convertible notes-Other                          917,500        (667,500)       (250,000)             --
                                            ------------    ------------    ------------    ------------    ------------
           Total Convertible Notes          $  3,736,171    $    917,500    $   (473,671)   $ (3,025,000)   $  1,155,000
                                            ============    ============    ============    ============    ============

Accrued Interest:
Accrued Argyle 6%                           $         --    $     71,280    $         --    $    (71,280)   $         --
Accrued Alabama 6%                               471,061          94,709              --        (565,770)             --
Beneficial interest                                   --         283,196              --        (283,196)             --
Convertible notes-Other                               --              --              --              --              --
                                            ------------    ------------    ------------    ------------    ------------
           Total Accrued Interest           $    471,061    $    449,185    $         --    $   (920,246)   $         --
                                            ============    ============    ============    ============    ============

      Non-cash interest expense is as follows:

                                                                              2004        2003         2002
                                                                          ----------   ----------   ----------
Amortization of Alabama Group discount                                    $       --   $  161,829   $  440,945
Amortization of Argyle discount                                               22,000      132,000      627,000
Amortization of 2004 notes discounts                                          36,998           --           --
Beneficial conversion privileges of interest on Argyle convertible debt      728,780      283,196      491,877
Amortization of prepaid financing costs                                        3,258           --           --
Repricing of warrants (See Note 2)                                                --           --      219,325
Other (See Note 2)                                                                --        6,647           --
                                                                          ----------   ----------   ----------
                                                                          $  791,036   $  583,672   $1,779,147
                                                                          ==========   ==========   ==========

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

4. Balance Sheet Components

Inventory as of December 31 consists of the following:

                                                  2004                  2003
                                              -----------           -----------
Raw materials                                 $   691,168           $   171,812
Work-in-progress                                   31,684               665,842
Finished goods                                    450,462               151,963
                                              -----------           -----------
                                                1,173,314               989,617

Inventory reserve
                                                       --              (210,000)
                                              -----------           -----------
                                              $ 1,173,314           $   779,617
                                              ===========           ===========

      Property and equipment as of December 31, consists of the following:

                                                        2004              2003
                                                    ----------        ----------
Office furniture and equipment                      $  545,201        $  522,718
Machinery and equipment                              1,901,333         1,404,154
Tooling                                                344,890           254,270
Building improvements                                  175,654            35,803
                                                    ----------        ----------
                                                     2,967,078         2,216,945

Less accumulated depreciation                        2,108,866         1,578,515
                                                    ----------        ----------
                                                    $  858,212        $  638,430
                                                    ==========        ==========

      Accrued expenses and other current liabilities as of December 31, consist of the following:

                                                            2004          2003
                                                         ----------   ----------
Deferred rent                                            $  314,611   $  243,604
Accrued compensation                                        246,967      206,936
Construction in progress liabilities                      1,800,603           --
Accrued interest on senior secured convertible notes         84,932           --
Other                                                        86,433       67,597
                                                         ----------   ----------
                                                         $2,533,546   $  518,137
                                                         ==========   ==========

      We incurred depreciation expense of $575,391, $393,302 and $412,833 for the years ended December 31, 2004, 2003 and 2002, respectively.

      Rent expense related to operating leases for 2004, 2003 and 2002 was $585,897, $523,995 and $387,357, respectively.

      We lease our office space under a non-cancelable operating lease. The lease expires in August 2009 and is subject to escalations in rent. Rent expense is recorded evenly over the lease. Deferred rent of $314,611 is recorded as of December 31, 2004.

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      Future lease obligations under non-cancelable operating leases as of December 31, 2004 are as follows:

                        Year             Amount
                  -----------------  ----------------
                              2005       $   720,107
                              2006           497,182
                              2007           459,040
                              2008           471,768
                              2009           320,651
                                        ------------
                             TOTAL      $  2,468,748
                                        ============

5. Income Taxes

      Income taxes consist primarily of state minimum taxes. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

                                                               2004           2003           2002
                                                           -----------    -----------    -----------
Computed tax benefit at federal statutory rate             $(3,185,000)   $(3,236,000)   $(3,069,500)

Federal research and development credit                        (91,000)      (103,000)      (190,500)
Permanent differences, primarily nondeductible interest        401,000        207,000        611,625
Changes in valuation allowances                              3,869,000      3,339,000      4,209,200
State tax benefit, net of effect on federal income taxes      (252,000)      (586,000)    (1,004,300)
Other, net
                                                              (740,525)       379,000       (554,300)
                                                           -----------    -----------    -----------

Total tax expense                                          $     1,475    $        --    $     2,225
                                                           ===========    ===========    ===========

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, is presented below:

                                                       2004             2003
                                                  ------------     ------------
Deferred tax assets:

Federal net operating loss carryforwards          $ 20,140,000     $ 16,849,000
State income tax effects and credits                 4,128,000        3,876,000
Accrued expenses                                        26,000           21,000
Federal research and development credits               978,000          885,000
Options and warrants                                 1,139,000        1,060,000
Other                                                  279,000          130,000
                                                  ------------     ------------
Gross deferred tax assets                           26,690,000       22,821,000
Valuation allowance                                (26,690,000)     (22,821,000)
                                                  ------------     ------------

Net deferred tax assets                           $         --     $         --
                                                  ============     ============

      The net change in the total valuation allowance was $3,869,000 $3,339,900 and $4,112,500 in 2004, 2003 and 2002, respectively. As of December 31, 2004, we had net operating loss carryforwards of approximately $57.6 million for federal and $51.0 million for state tax purposes, respectively, which expire in varying amounts from 2005 for federal purposes, and have already begun to expire for state purposes. In addition, as of December 31, 2004, we had research and development carryforwards of approximately $978,000 for federal tax purposes, which will begin to expire in 2008 and $1,078,000 for state tax purposes, which will begin to expire in 2008.

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      Under the provisions of the Internal Revenue Code, should substantial changes in our ownership occur, the utilization of net operating loss carryforwards might be limited.

      Deferred tax assets resulting from net operating losses attributable to certain stock option exercises and warrant issuances could result in a cumulative $2,200,000 credit to additional paid-in capital instead of reducing income tax expense if realized.

6. Stockholders' Equity

      Stock Option Plans - In 1999 the Stockholders approved the 1999 Stock Option Plan (the Plan), which replaced our 1993 Non-Statutory Employee Stock Option Plan, the 1993 Non-Statutory Director Stock Option Plan, and the 1991 Stock Option Plan. The Plan authorizes the issuance of options to purchase up to 4,000,000 shares of our common shares. The Plan provides for options which may be issued as nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.

      In June 2002, the Stockholders approved an amendment to the Stock Option Plan to increase the maximum number of shares that can be issued pursuant to award grants made under the Plan by 1,000,000 common shares, raising the total number of common shares reserved for issuance thereunder to 5,000,000.

      In July 2004, the Stockholders approved an amendment to the Stock Option Plan to increase the maximum number of shares that can be issued pursuant to award grants made under the Plan by 2,000,000 common shares, raising the total number of common shares reserved for issuance thereunder to 7,000,000.

      Under the Plan, we may grant options to employees at prices not less than 85% of fair market value for non-statutory stock options, and to directors at the fair market value at the date of grant.

      Options under the Plan are granted at the discretion of the Board of Directors/Compensation Committee. Options expire 10 years from the date of grant and, in general, vest and become exercisable 50% at the end of year one and 50% at the end of year two. Changes to the vesting period may be made at the discretion of the Board of Directors/Compensation Committee.

      The following is a status of the options under the Plan and outside of the Plan and a summary of the changes in options outstanding during 2004, 2003 and 2002:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                  Number of Shares       Price
                                                   ----------            -----
Outstanding January 1, 2002                         4,624,500            $3.20
Options granted under the plan                      1,057,500            $3.20
Options exercised                                      (9,500)           $0.60
Options cancelled                                    (111,667)           $4.81
                                                   ----------

Outstanding December 31, 2002                       5,560,833            $3.17
Options granted under the plan                        738,750            $2.36
Options granted outside the plan                      800,000            $7.89
Options exercised                                    (149,750)           $1.12
Options cancelled                                  (1,987,500)           $4.79
                                                   ----------

Outstanding December 31, 2003                       4,962,333            $3.26
Options granted under the plan                      1,122,500            $5.39
Options exercised                                    (465,083)           $2.49
Options cancelled                                    (161,250)           $4.43
                                                   ----------

Outstanding December 31, 2004                       5,458,500            $3.89
                                                   ----------

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      At December 31, 2004, 1,675,000 of the options outstanding were granted outside of the Plan. Options exercisable as of December 31, 2004 and 2003 totaled 3,863,917 and 3,276,458 options, respectively, at a weighted average exercise price of $1.86 and $2.19 per share, respectively. Of the options exercisable as of December 31, 2004, 910,000 options were issued outside of the Plan at a weighted average exercise price of $1.51.

      The weighted average fair value of options granted during 2004, 2003 and 2002:

                                          2004          2003          2002
                                        --------      --------      --------

Exercise price equals market price $ 2.18 $ 2.49 $ 1.75 Exercise price is less than market
price                                         --          4.07            --
Exercise price is more than market
price                                         --          2.24            --

      Additional information regarding options outstanding as of December 31, 2004 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                      Options Outstanding                                               Options Exercisable

                                                  Weighted Average
                                                     Remaining
    Range of               Outstanding at         Contractual Life     Weighted Average         Number            Weighted Average
Exercise Prices           December 31, 2004             (Yrs.)          Exercise Price        Exercisable           Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$9.01 - 12.50                        365,000             8.5               $12.50                         --             $   --
$8.01 - 9.00                          20,000             9.9               $ 8.35                         --             $   --
$7.01 - 8.00                         225,000             8.5               $ 7.50                         --             $   --
$6.01 - 7.00                           5,000             7.0               $ 7.00                      5,000             $ 7.00
$5.01 - 6.00                       1,220,000             9.2               $ 5.37                    500,417             $ 0.36
$4.01 - 5.00                         212,500             8.6               $ 4.76                     72,500             $ 3.43
$3.01 - 4.00                         505,000             7.1               $ 3.60                    500,000             $ 3.60
$2.01 - 3.00                       1,540,000             7.6               $ 2.38                  1,402,500             $ 2.35
$1.01 - 2.00                       1,003,000             6.5               $ 1.51                  1,020,500             $ 1.42
$0.25 - 1.00                         363,000             3.3               $ 0.65                    363,000             $ 0.45
                     ------------------------                                            --------------------
                                   5,458,500                                                       3,863,917
                     ========================                                            ====================


      At December 31, 2004, 1,444,166 options were available for future grants under the Plan.

      Diluted net loss per share

      Diluted net loss per share does not include the effect of the following potential common shares at December 31:


                                                                       2004           2003           2002
                                                                    ---------      ---------      ---------
Shares issuable under stock options                                 5,458,500      4,962,333      5,560,833

Shares issuable pursuant to warrants to purchase common shares        746,761      1,297,626        531,250

Shares of convertible notes on an "as if converted" basis           3,404,807      2,376,000      3,425,603


      The weighted average exercise price of stock options outstanding was $3.89, $3.26, and $3.17 as of December 31, 2004, 2003, and 2002 respectively.
The weighted average exercise price of warrants was $3.12, $2.92, and $3.40 per share as of December 31, 2004, 2003 and 2002, respectively.

7. Segment Information

      Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying financial statements of operations. Therefore, we have determined that we operate in a single business segment. All assets of the Company are located at our facilities in the United States at December 31, 2004, except for approximately $598,666 of inventory components held for production by Fuji Photo Optical Co. Ltd. at their facilities in Japan, and $277,441 of inventory in our Hong Kong warehouse. Additionally, we are constructing a facility in Korea, which includes costs of $2.8 million at December 31, 2004. Of our total revenue in 2004, 91% was derived from the sales of our microdisplay products to customers located in China. The remaining 9% was derived from customers in Hong Kong, Taiwan, and the Republic of Korea. Revenues in 2003 were derived 100% from customers in China. In 2004, 47% and 43% of revenue was derived from two customers. Such customers collectively made up 90% of the accounts receivable balance at December 31, 2004. In 2003, 51% and 34% of revenue was derived from two customers. Such customers collectively made up 99% of the accounts receivable at December 31, 2003.

8. Quarterly Results (Unaudited)

      Summarized unaudited results of operations for each quarter of the years ended December 31, 2004 and December 31, 2003 are as follows:

Fiscal Year Ended               First Quarter      Second Quarter       Third Quarter     Fourth Quarter
-----------------               -------------      --------------       -------------     --------------
       December 31, 2004
Revenue                         $   319,100         $   540,775         $   268,200         $    32,903
Gross margin                    $   (27,582)        $   115,126         $   143,010         $   (84,762)
Net loss                        $ 1,945,893         $ 2,333,977         $ 2,148,351         $ 2,938,778
Basic and diluted loss
  per share
                                $     (0.06)        $     (0.07)        $     (0.06)        $     (0.08)

Fiscal Year Ended               First Quarter      Second Quarter       Third Quarter     Fourth Quarter
-----------------               -------------      --------------       -------------     --------------
       December 31, 2003
Revenue                         $        --         $        --         $    82,152         $   139,100
Gross margin                    $        --         $  (100,690)        $     8,277         $  (394,655)
Net loss                        $ 1,544,539         $ 3,329,395         $ 1,824,942         $ 2,817,001
Basic and diluted
  loss per share                $     (0.06)        $     (0.13)        $     (0.06)        $     (0.09)

9.  Valuation Accounts

                                          Balance at    Additions -   Deductions -  Balance at
                                         Beginning of   Charged to   and Writeoffs    End of
                                            Period        Expense      Charged to     Period
                                                                        Reserves
                                         -------------------------------------------------------
Year ended December 31, 2004
  Inventory allowance                       $210,000        $    -      $ 210,000        $    -

Year ended December 31, 2003
  Inventory allowance                       $286,000      $311,000      $ 387,000      $210,000

10. Commitments

      We entered into an agreement for the construction of our manufacturing facility in the Republic of Korea. The total contract price is approximately $3.8 million. At December 31, 2004, we had paid approximately $950,000 to the contractor.

      Our lease commitments are described in Note 4.

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.

      We mutually agreed that BDO Seidman, LLP would resign as our independent public accountant and on December 6, 2004; we received a letter from BDO Seidman, confirming such resignation.

      During each of the fiscal year ended December 31, 2003 and the fiscal year ended December 31, 2002, and the subsequent interim period from January 1, 2004 through December 6, 2004, we had no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman to make reference to the subject matter of the disagreement(s) in connection with its report on the consolidated financial statements for such periods.

      With respect to the fiscal year ended December 31, 2003 and the fiscal year ended December 31, 2002, BDO Seidman report on the financial statements of the Company did not contain an adverse opinion or a disclaimer opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that BDO Seidman report, dated March 3, 2003, included in
Item 7 of our Form 10-KSB filed with the SEC on April 15, 2003, with respect to our financial statements for the fiscal year ended December 31, 2002, included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

      During each of the fiscal year ended December 31, 2003 and the fiscal year ended December 31, 2002, and the subsequent interim period from January 1, 2004 through December 6, 2004, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

      We provided a copy of the foregoing disclosures to BDO Seidman prior to our filing of the Current Report on Form 8-K/A on December 22, 2004 (the "Form 8-K/A") and requested that BDO Seidman furnish us with a letter addressed to the SEC stating whether or not it agrees with the statements in Item 4.01 of the Form 8-K/A. A copy of the letter furnished in response to that request (as required by Item 304 (a)(3) of Regulation S-K) dated December 10, 2004, is filed as Exhibit 16.1 to the Form 8-K/A.

      On December 10, 2004, our Audit Committee engaged Odenberg, Ullakko, Muranishi & Co. LLP (OUM) as our independent public accountant. We did not, nor did anyone on our behalf, consult OUM during our two (2) most recent fiscal years and during the subsequent interim period prior to our engagement of OUM regarding the application of accounting principles to a specified transaction (completed or proposed) or the type of audit opinion that might be rendered on our financial statements. The Audit Committee's decision was based upon a review of competitive bids submitted from various accounting firms.

      The information contained in this Item 9 was previously disclosed in the Form 8-K/A that we filed with the SEC on December 22, 2004.

Item 9A. Controls and Procedures.

Disclosure Controls and Internal Controls. As of December 31, 2004, management of our Company, under the supervision of our principal executive and financial officer (CEO), evaluated (the Controls Evaluation) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls).

Limitations on the Effectiveness of Controls. Our CEO does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have only had limited revenue derived from the sale of our microdisplay products in the current reporting period and since we commenced operations. While the Controls Evaluation has accounted for such limited sales and revenue, new or additional controls may or may not be required once we begin selling our microdisplay products in increased volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in increased volume in the ordinary course of business) because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. During the third quarter of 2004, we were advised by our independent public accountants of a material weakness pertaining to our system of Internal Controls over the shipments, billing and revenue cycle. In the third quarter of 2004, we implemented a Purchase Order Acceptance Process; however, this process failed to catch discrepancies in shipping and credit terms on certain invoices produced and sent to a certain customer due to a lack of a formal review by anyone other than the preparer of the invoices and the shipping documents. In addition, we had no formal procedure to timely document creditworthiness and/or credit considerations for new customers. Although these control deficiencies did not result in a misstatement of revenues and/or receivables, they relate closely to assuring the fulfilling of critical components of revenue recognition criteria. Our Management addressed this material weakness through our ongoing evaluation of Internal Controls and management believes that this material weakness has been remedied by the implementation of the new requirement that the CEO must review and approve all outgoing invoices.

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

      Based on the Controls Evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this 10-K.

Management's Report on Internal Control Over Financial Reporting

      The management of SpatiaLight, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. SpatiaLight, Inc.'s internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

      An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

      The management of SpatiaLight, Inc. assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004, and this assessment identified the following material weaknesses in the company's internal control over financial reporting.

      The material weaknesses identified were:

o The Company's corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in the financial statements and related disclosures, or that the unauthorized disposition of assets are prevented and detected. In particular:

            o The Company does not have a corporate governance or disclosure committee.

            o The Company does not have a fraud training program for employees, or a mechanism to report fraud to the audit committee.

            o The audit committee does not have a financial expert (as defined by SEC rules) or procedures for archiving minutes of its meetings.

            o The Company does not have adequate controls over (1) the process for issuance of common shares to a company wholly-owned by the Company's chief executive officer; and (2) the safeguarding of its common shares held in connection with notes receivable.

o The Company does not currently have a chief financial officer to work with the chief executive officer and chief operating officer in overseeing and monitoring complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the financial statements.

o The Company has inadequate controls and procedures (1) to monitor the tracking and movement of inventory, and (2) to prevent and detect the unauthorized use of inventory due to an inadequate segregation of duties. The employee who performs the periodic physical inventory counts also has access to the inventory and inventory records.

o The Company lacks information technology controls and procedures that would likely prevent unauthorized access to the accounting and financial systems, and ensure that the accounting and financial records are recoverable in the event of a disaster.

      In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described in the preceding paragraph, management believes that, as of December 31, 2004, the company's internal control over financial reporting was not effective based on those criteria.

      SpatiaLight, Inc.'s independent auditors have issued an attestation report on management's assessment of the company's internal control over financial reporting. Such report immediately follows this report.

      Management is taking steps to address all of the material weaknesses set forth in this report. Such steps include improving the process for the issuance of our common shares.

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
                FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

   SpatiaLight, Inc.

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that SpatiaLight, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SpatiaLight, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

o The Company's corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in the financial statements and related disclosures, or that the unauthorized disposition of assets are prevented and detected. In particular:

      o The Company does not have a corporate governance or disclosure committee.

      o The Company does not have a fraud training program for employees, or a mechanism to report fraud to the audit committee.

      o The audit committee does not have a financial expert (as defined by SEC rules) or procedures for archiving minutes of its meetings.

      o The Company does not have adequate controls over (1) the process for issuance of common stock to a company wholly-owned by the Company's chief executive officer; and (2) the safeguarding of its common shares held in connection with notes receivable.

      o The Company does not currently have a chief financial officer to work with the chief executive officer and chief operating officer in overseeing and monitoring complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the financial statements.

      o The Company has inadequate controls and procedures (1) to monitor the tracking and movement of inventory, and (2) to prevent and detect the unauthorized use of inventory due to an inadequate segregation of duties. The employee who performs the periodic physical inventory counts also has access to the inventory and inventory records.

      o The Company lacks information technology controls and procedures that would likely prevent unauthorized access to the accounting and financial systems, and ensure that the accounting and financial records are recoverable in the event of a disaster.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 2, 2005 on those financial statements.

      In our opinion, management's assessment that SpatiaLight, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SpatiaLight, Inc. has not maintained effective internal controls over financial reporting as of December 31, 2004 based on the COSO criteria.


/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 2, 2005

Item 9B. Other Information.

      None

                                    PART III

ITEM 10. Directors and Executive Officers

      Information relating to the directors and executive officers of the Company, including its audit committee and audit committee financial experts, and its executive officers will be in the definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on May __, 2005, which will be filed within 120 days of the end of our fiscal year ended December 31, 2004 (the 2005 Proxy Statement) and is incorporated herein by reference.

ITEM 11. Executive Compensation

      Information relating to the Company's executive officer and director compensation will be in the 2005 Proxy Statement that is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

      Information relating to security ownership of certain beneficial owners of the Company's common shares and information relating to the security ownership of the Company's management will be in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions will be in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

      Information regarding principal accountant fees and services will be in the 2005 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

1. Consolidated Financial Statements

      The following documents are filed as part of this Report under Item 8 herein:

      (a)   Consolidated Financial Statements Page
                  Report of Independent Registered Public Accountants.....................................24

                  Report of Independent Registered Public Accountants.....................................25

                  Balance Sheets at December 31, 2004 and 2003............................................26

                  Statement of Operations for years ended December 31, 2004, 2003 and 2002................27

                  Statements of Stockholders' Equity (Deficit) for years ended
                    December 31, 2004, 2003 and 2002......................................................28

                  Statements of Cash Flows for years ended December 31, 2004 , 2003 and 2002..............31

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................33

                  Quarterly Results (unaudited)...........................................................49

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

                  10.3 Time Accelerated Restricted Stock Award Plan (TARSAP) between SpatiaLight, Inc. and Theodore Banzhaf, dated as of July 7, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Form 10Q/A filed on February 13, 2004).

                  10.4 Amendment to Lease Agreement between the Company and Hamilton Marin, LLC, dated May 17, 2002 (Lease Agreement filed as exhibit 10.18 in Form 10-QSB filed on August 14, 2002).

                  10.5 LCoS Supply Agreement dated as of July 1, 2004, between SpatiaLight, Inc. and LG Electronics Inc.*

                  16.1 Letter from KPMG LLP pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to Exhibit 1 of the Company's Form 8-K filed April 9, 2001).

                  21.1     Principal subsidiaries of the Company.

                  23.1     Consent of Odenberg, Ullakko, Muranishi & Co. LLP.

                  23.2     Consent of BDO Seidman, LLP.

                  31.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

                  32.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2005.

                                    SPATIALIGHT, INC.


                                    By: /s/ ROBERT A. OLINS
                                        ----------------------------------------
                                        Robert A. Olins
                                        Chief Executive Officer, Principal
                                        Financial and Accounting Officer

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                            Title                               Date
         ---------                            -----                               ----
/s/LAWRENCE J. MATTESON                 Director                                   March 14, 2005
-------------------------------
Lawrence J. Matteson

/s/ROBERT A. OLINS                      Director, Chief Executive                  March 14, 2005
-------------------------------         Officer
Robert A. Olins

/s/CLAUDE PIAGET                        Director                                   March 14, 2005
-------------------------------
Claude Piaget

/s/ROBERT C. MUNRO                      Director                                   March 14, 2005
-------------------------------
Robert C. Munro

/s/ROBERT A. OLINS                      Director, Chief Executive Officer and      March 14, 2005
-------------------------------         Principal Financial and
Robert A. Olins                         Accounting Officer