Form 10-K/A
period 2004-12-31
SPATIALIGHT INC
filed 2005-03-16
CIK 881468

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K/A

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

EXPLANATORY NOTE

This amendment on Form 10-K/A is being filed solely for the purpose of correcting the following typographical errors: (i) in the Form 10-K, in the Notes to Consolidated Financial Statements, we errantly omitted to number "Note
1. Description of Business and Summary of Significant Accounting Policies" and therefore, "Note 2. Issuance of Securities" errantly appeared as Note 1; and
(ii) in "Note 2. Issuance of Securities," in the last sentence of the sixth paragraph under the heading "Issuance of Stock, Stock Options and Warrants for services in 2003," the words "this warrant" has been changed to state "these shares".

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

2. Issuance of Securities

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

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      In May 2003, we issued 32,000 common shares to an outside consultant. The shares were issued in consideration of services rendered by the consultant in 2003. These shares were valued at $68,800, the market value of the shares on the date of grant. The value of these shares was recorded in stock-based general and administrative expense.

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

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2005.

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