Form 10-K/A
period 2004-12-31
SPATIALIGHT INC
filed 2005-04-27
CIK 881468

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 2

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004.

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                        Commission File Number: 000-19828

--------------------------------------------------------------------------------

                                SPATIALIGHT, INC.
             (Exact name of registrant as specified in its Charter)

            New York                                       16-1363082
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes |X| No |_|

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

As of April 25, 2005, registrant had 35,925,406 common shares outstanding.

                                SPATIALIGHT, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I


ITEM 1   Business..............................................................3

ITEM 2   Properties............................................................7

ITEM 3   Legal Proceedings.....................................................7

ITEM 4   Submission of Matters to a Vote
         Of Security Holders...................................................7

                                     PART II

ITEM 5   Market for Registrant's Common Equity, Related Shareholder
         Matters and Issuer Purchases of Equity Securities.....................8

ITEM 6   Selected Consolidated Financial Data..................................9

ITEM 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................10

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk ..........24

ITEM 8.  Consolidated Financial Statements....................................24

ITEM 9   Changes in and Disagreements with Accountants
         On Accounting and Financial Disclosure...............................51

ITEM 9A  Controls and Procedures .............................................51

ITEM 9B  Other Information ...................................................56

                                    PART III

ITEM 10  Directors and Executive Officers of the Registrant...................56

ITEM 11  Executive Compensation...............................................56

ITEM 12  Security Ownership of Certain Beneficial Owners and
         Management and Related Shareholder Matters...........................56

ITEM 13  Certain Relationships and Related Transactions.......................56

ITEM 14  Principal Accountant Fees and Services...............................56

                                     PART IV

ITEM 15  Exhibits, Consolidated Financial Statement Schedules
         and Reports on Form 8-K..............................................56

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

Item 1. Business

Description of Business

      We are in the business of manufacturing high-resolution LCoS microdisplays. Our current customers and current prospective customers are OEMs engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Our products are also suitable for incorporation into other potential applications including rear projection computer monitors, wireless communication devices, portable games and digital assistants, although we are not currently working with OEMs of any of these products.

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

      Chinese Customers and Prospective Customers

      To date, we have made deliveries of our microdisplay products to our Chinese customers in limited commercial quantities. We have entered into business transactions with approximately ten customers and prospective customers in China. Current Chinese customers are at different stages in the development and product introduction processes, but at a slower rate than we originally anticipated. There were no shipments to our Chinese customers in the fourth quarter of 2004, but we expect that shipments will resume in the second quarter of 2005. We are maintaining our plans to ship our products to our Chinese customers, although at a slower rate of shipment than originally expected.

      We are currently developing working relationships with other prospective customers located primarily in Japan and other parts of the Pacific Rim region. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot assure that we will receive any purchase orders binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under "Risk Factors" in Item 7A.

      In 2004, sales to Skyworth Display, Ltd., and China Display Co., Ltd. accounted for 47% and 43%%, respectively, of our aggregate annual revenues. In 2003, sales to Skyworth Display, Ltd. and China Display Co., Ltd. accounted for 51% and 34%, respectively, of our aggregate annual revenues. We believe that loss of any or all of such customers would not have a material adverse effect on our business as we do not currently anticipate that such customers will account for a substantial percentage of our revenues in 2005 in light of our anticipated sales to LE Electronics.

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

      We are currently offering two types of products to our customers and prospective customers, all of whom are located primarily in Asia. One product is our LCoS Set, which is comprised of three of our proprietary SpatiaLight imagEngine(TM) LCoS microdisplays. Our other product, the display unit, is comprised of LCoS Sets fitted onto a light engine designed by SpatiaLight and Fuji Photo Optical Co., Ltd. (Fuji) and manufactured by Fuji. We do not currently have any formal agreement in place with Fuji.

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

      We have adopted a Code of Business Conduct and Ethics and a written charter for our Audit Committee. All employees and members of our Board of Directors including the Chief Executive Officer, who is also the Principal Financial and Accounting Officer are expected to adhere to the principles and procedures set forth in the Code of Business Conduct and Ethics that apply to them. Each of the foregoing are available on our website at www.spatialight.com and in print to any shareholder who requests it, in writing to the Corporate Secretary, SpatiaLight, Inc., Five Hamilton Landing, Suite 100, Novato, California 94949. In accordance with the SEC rules, we intend to disclose any amendment (other than technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Business Conduct and Ethics on our website within four business days following such amendment or waiver.

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

                               HDTV Common Shares

                                                Fiscal 2004
                                                -----------
                                              High        Low
                                            --------   --------
                First Quarter               $   6.32   $   3.69
                Second Quarter                  6.16       3.26
                Third Quarter                   6.50       4.38
                Fourth Quarter                  9.21       5.20

                                                Fiscal 2003
                                                -----------
                                              High        Low
                                            --------   --------
                 First Quarter               $  3.95   $  2.03
                 Second Quarter                 3.05      1.89
                 Third Quarter                  5.00      2.40
                 Fourth Quarter                 6.39      4.29


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

                      EQUITY COMPENSATION PLAN INFORMATION


                                                                                          Number of Securities
                                                                                          Remaining Available
                                                                                          For Future Issuance
                                                                                          Under Equity Compensation
                                       Number of Securities to     Weighted-Average       Plans (Excluding
                                       Be Issued Upon Exercise     Exercise  Price of     Securities Reflected
Plan Category                          of Outstanding Options     Outstanding Options    in Column (a)
-------------------------------------------------------------------------------------------------------------------
                                                 (a)                      (b)                       (c)
                                      -----------------------------------------------------------------------------
Equity Compensation Plans
(1999 Stock Option Plan)
Approved by Security Holders                 3,783,500               $     3.31                 1,444,166

Equity Compensation Plans
(Outside the 1999 Stock
Option Plan) Not Approved
by Security Holders                          1,675,000*              $     5.07                        --

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

Statements of Operations:

                                                                             Year Ended December 31,
                                                  2004              2003              2002              2001              2000
                                              ------------      ------------      ------------      ------------      ------------

Revenue                                       $  1,160,978      $    221,252      $         --      $         --      $         --

Gross margin                                  $    178,696      $   (487,068)     $   (286,000)     $         --      $     49,025

Total operating expenses                      $  9,046,876      $  8,308,470      $  6,714,882      $  7,845,094      $  7,293,186

Net loss                                      $ (9,367,001)     $ (9,516,377)     $ (9,027,913)     $ (9,911,727)     $ (7,833,869)

Net loss per share - basic and diluted        $      (0.27)     $      (0.34)     $      (0.37)     $      (0.46)     $      (0.41)

Weighted average shares used in computing
   net loss per share- basic and diluted        34,154,057        28,173,770        24,578,226        21,469,960        19,178,639

Balance Sheet Data:                                                             December 31,
                                                  2004             2003             2002              2001              2000
                                              ------------     ------------     ------------      ------------      ------------

Cash and cash equivalents                     $  9,087,551     $  6,359,969     $    575,663      $  2,728,134      $  1,035,957

Inventory                                     $  1,173,314     $    779,617     $    275,959      $         --      $         --

Working capital (deficit)                     $  8,593,704     $  6,228,782     $   (807,891)     $   (868,056)     $ (2,061,234)

Total assets                                  $ 19,646,411     $  8,349,696     $  2,058,454      $  3,488,002      $  1,800,530

Secured convertible notes                     $  9,885,140     $  1,155,000     $  4,207,232      $  3,137,284      $  2,782,453

Total stockholders' equity (deficit)          $  5,966,457     $  5,813,275     $ (4,373,806)     $   (213,346)     $ (1,463,178)

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

Overview

      We are in the business of manufacturing high-resolution LCoS microdisplays. Our current customers and current prospective customers are OEMs engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Our products are suitable for incorporation into other potential applications including rear projection computer monitors, wireless communication devices, portable games and digital assistants, although we are not currently working with OEMs of these products.

      Status of Business with LG Electronics, Inc.

      In July 2004, we entered into an agreement with LG Electronics, providing for us to sell a specially tailored version of our T-3 LCoS Sets to LG Electronics (see above for a description of our products). Under the agreement, LG Electronics agreed to purchase from us a minimum of 21,000 LCoS Sets over an initial six-month delivery period. Based upon progress to date, we currently anticipate that the initial six-month delivery period for the LCoS Sets, which was scheduled to commence in January, will begin in the second quarter of 2005, subject to LG Electronics' completion of pre-production requirements. Subsequent deliveries scheduled under our agreement with LG Electronics (which is filed as Exhibit 10.5 to this Report) are now scheduled to follow the first delivery on a monthly basis. Under the agreement, commencing in the first delivery month, LG Electronics is required to provide us with rolling monthly firm purchase orders six months in advance of the scheduled delivery and rolling twelve-month advance projections of its anticipated future orders. Although the agreement does not contain any minimum purchase requirements after the initial six-month delivery period, it projects that LG Electronics will commence larger mass-production scale purchases of LCoS Sets from us in the seventh delivery month, which we currently expect to occur in the fourth quarter of 2005. The agreement is scheduled to have a two-year delivery term with monthly deliveries of LCoS Sets. All of the rights and obligations of the parties under the agreement are subject to a limited quantity of trial LCoS Sets, all of which have been delivered to LG Electronics, meeting certain final technical specifications for product performance. As provided in our agreement, LG Electronics and we have been cooperating to the extent necessary to assure that the trial LCoS Sets meet the final specifications called for by the agreement. We are currently working with LG Electronics on the final stage integration of our LCoS Sets into LG Electronics' rear projection televisions and we expect that this final integration process will be completed and we expect to receive written confirmation from LG Electronics that we have met the final technical specifications during the second quarter of 2005.

      Our agreement with LG Electronics provides that we will be their exclusive supplier of three-chip LCoS microdisplay products for twelve months beginning from the date that we commence shipments under the agreement. Furthermore, our agreement provides that LG Electronics will have the exclusive right in Korea to purchase T-3 microdisplay products from SpatiaLight for the twelve months beginning from the date that we commence shipments under the agreement. In the event that LG Electronics purchases more than 60,000 LCoS Sets for delivery between the seventh (7th) and twelfth (12th) delivery months of our agreement, LG Electronics has the right to extend its exclusivity period for twelve additional months.

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

      Status of Business in China

      To date, we have made deliveries of our microdisplay products to our Chinese customers in limited quantities. The quantities of our products that we have delivered to our Chinese customers are sufficient for engineering testing and pilot program purposes. To date, our Chinese customers have not ordered quantities of our products that would enable them to launch commercial sales of LCoS high definition televisions. A substantial portion of our product deliveries were in 2004. We have entered into business transactions with approximately ten customers and prospective customers in China. Current Chinese customers are at different stages in the development and product introduction processes, and their efforts are progressing at a slower rate than we originally anticipated. There were no shipments to our Chinese customers in the fourth quarter of 2004, but we expect that shipments will resume in the second quarter of 2005. We are maintaining our plans to ship our products to our Chinese customers, although at a slower rate of shipment than originally expected. While we have purchase orders in place with our Chinese customers, such orders are for limited quantities of our products and they are cancelable at any time by such customers. We therefore cannot provide assurances that we will sell significant quantities to our Chinese customers in the future.

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

      As of December 31, 2004, we had approximately $9,088,000 in cash and cash equivalents, an increase of approximately $2,728,000 from the December 31, 2003 amount of $6,360,000. Our net working capital at December 31, 2004, was approximately $8,594,000, compared to a net working capital of approximately $6,229,000 at December 31, 2003. In addition to the increase in cash of approximately $2,728,000, our current prepaids increased approximately $1,511,000 due to an increase in prepaid interest to Argyle Capital Management Corporation, a company wholly-owned by Robert A. Olins, Chief Executive Officer and a director of SpatiaLight, and prepaid financing costs related to the November 2004 Financing (see Note 3 to the Consolidated Financial Statements for a more detailed description of the November 2004 Financing). This was offset by our accrued liabilities, which increased by approximately $2,015,000 due to liabilities associated with our manufacturing plant construction in Korea.

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

      In September 2004, Robert A. Olins our Chief Executive Officer and director disposed of 11,800 of our common shares at a sale price of $5.73 per share. Mr. Olins subsequently paid $25,982 to us for the profit that he realized from his sale of our common shares. The total aggregate profit was calculated by using the lowest sale prices at which Mr. Olins purchased 11,800 of our common shares in the six months immediately preceding September 20, 2004.

      We anticipate that our cash expenditures during 2005 will approximate $675,000 per month, or approximately $8 million for the year, without regard to any revenue in 2005. We expect to meet our cash needs and fund our working capital requirements with our existing cash balances and from additional sources as follows: the purchasers in the November 2004 Financing have the option, which expires on August 31, 2005, to lend us an additional $5,000,000 on the same terms as the November 2004 Financing. Robert A. Olins, our Chief Executive Officer and a director of SpatiaLight, and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed to provide us with up to an additional $6,000,000 in financing, subject to certain reductions, as more fully described in Note 3 to the Consolidated Financial Statements. We also expect to receive cash payments from our customers and from the exercises of options and warrants. There can be no assurances that existing investors will exercise their warrants or that the purchasers in the November 2004 Financing will exercise their right to make the additional lending investment. We also filed a "shelf" registration statement on Form S-3 with the SEC on January 31, 2005, for the sale of up to two million of our common shares, in one or more offerings. As of the date hereof, such registration statement has not been declared effective by the SEC, and we cannot offer any assurances as to when such registration statement may become effective. We believe that our current cash and cash equivalents combined with the financing commitment from Robert A. Olins and Greenpark Limited will be sufficient to meet our capital and liquidity requirements for our operations for twelve months from the date of the filing of this report.

Off Balance Sheet Arrangements

      None.

Contractual Obligations and Contingent Liabilities and Commitments

      We have long-term contractual obligations and commitments primarily with regards to payment of debt and lease arrangements.

      The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2004:

                                                                 Payments Due By Period
                                                                                                           2009 and
Contractual obligations                              2005          2006           2007         2008          beyond         Total
-----------------------------------------------   -----------   -----------   -----------   -----------   -----------   -----------
Employment agreements                             $   180,000   $        --   $        --   $        --   $        --   $   180,000

Long-term convertible debt(1)                              --            --            --     1,188,000                   1,188,000

Senior secured convertible notes                           --            --    10,000,000            --            --    10,000,000

Interest on senior secured convertible notes(2)     1,000,000     1,000,000     1,000,000            --            --     3,000,000

Operating lease commitments                           720,000       497,000       459,000       472,000       321,000     2,469,000
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Total contractual cash obligations                $ 1,900,000   $ 1,497,000    11,459,000   $ 1,660,000   $   321,000   $16,837,000
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

Results of Operations

      Revenue. We recognized revenue of $1,161,000 and $221,000 for the years ended December 31, 2004 and 2003, respectively. Revenue in 2004 was related to deliveries made pursuant to agreements relating to the sale of our products. See "Status of Business with LG Electronics" and "Status of Business in China" under this Item 7 for a more detailed description of the agreements relating to the sale of our products. Revenue in 2003 was related to initial shipments against purchase orders signed in 2003. No revenue was recognized in 2002.

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

      Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $5,810,000, $3,641,000 and $2,363,000 in 2004, 2003 and 2002, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance, and office expenses. Salaries and related taxes and benefits increased approximately $1,600,000 in 2004 over 2003 as a result of the reassignment of employees from research and development to general and administrative and an additional increase in the number of general and administrative and sales staff. The amount of the salary and related costs increase was approximately $1,500,000. In addition, travel and entertainment increased by approximately $300,000 due to travel by our sales and marketing team as well as by management to generate new business. In addition, in 2004 we recorded an allowance for doubtful accounts of approximately $350,000 to reserve a receivable from one of our Chinese customers. We reserved this receivable based upon information provided to us by our Chinese sales representative that this customer was awaiting additional pending corporate financing and would likely not be able to pay us for our product deliveries prior to receiving that additional financing. Salaries and related taxes and benefits increased approximately $889,000 in 2003 over 2002 as a result of the reassignment of employees from research and development activities to general and administrative duties and an additional increase in the number of general and administrative staff, which was due to the transition toward commercial manufacturing of our microdisplay products. An additional increase in 2003 is due to fees of $250,000 reimbursed to Robert A. Olins, our Chief Executive Officer and a director of SpatiaLight, for fees he incurred in conjunction with the May 2003 private financing transaction (see
Note 2 to the Consolidated Financial Statements under Item 8 of this Report) and an increase in rent expense of $137,000.

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

      Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including further investments in research and development, equipment, facilities and production activities. Our financial condition and liquidity have been strongly assisted through private sales of our common shares, the $10 million, less expenses, raised by us in the November 2004 Financing, the approximately $4,955,000 raised from the sale in December 2003 of one million of our common shares which were registered for sale by means of a "shelf" registration process, and $2,888,703 raised through exercises of stock options and warrants during 2004. The purchasers in the November 2004 Financing also have the option, which expires on August 31, 2005, to lend an additional $5 million on the same terms, as more fully described in Note 3 to the Consolidated Financial Statements. In addition, Robert A. Olins, Chief Executive Officer and a director of SpatiaLight and Greenpark Limited, jointly committed to provide us with up to $6 million in future financing, subject to the conditions more fully described in Note 3 to the Consolidated Financial Statements. Despite these financing and commitments, we may still require additional financing to satisfy our increasing working capital requirements in the future. Reliance on private equity purchase agreements and public offerings and exercises of derivative securities to finance our future operations entails the additional risks of default by purchasers under such equity purchase agreements or our inability to sell publicly registered shares and an insufficient number of warrants being exercised owing to the prevailing market prices of our underlying common shares. In the event that we require additional financing in the future and we are unable to obtain further financing on satisfactory terms, or we are unable to generate sales sufficient to offset our costs, or if our costs of development and operations are greater than we anticipate, we may be unable to increase the size of our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

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

If the high definition television market does not continue to develop and if other potential markets for our products do not materialize, then our business will likely be significantly harmed.

      High definition television programming has only recently become available to consumers, and widespread market acceptance, although anticipated, is uncertain at this time. The market demand for high definition televisions is considered contingent upon such widespread acceptance of high definition television programming. Our current sales and marketing efforts are focused on OEMs of high definition televisions and OEMs of light engines designed for incorporation into high definition televisions. Therefore, if the market for high definition televisions does not continue to grow and develop, then we will have significant difficulty selling our products, which will have a material adverse effect on our results of operations.

Various potential target markets for our products, including projectors, monitors, and portable microdisplays, are uncertain and may be slow to develop. In addition, companies in those markets could utilize competing technologies. For us to succeed in selling our products into these potential markets we must offer end-product manufacturers better and less expensive microdisplay products than our competitors, and the manufacturers themselves will also have to develop commercially successful products using our products. In the event that we attempt to market and sell our products into these potential target markets, if we are not able to succeed in selling our products into these potential markets, then our results of operations and overall business may be negatively affected.

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

The high definition television industry is highly competitive, which may result in lost sales or lower gross margins.

      We serve the highly competitive high definition television industry that is characterized by price erosion, rapid technological change and competition from major domestic and international companies. This intense competition could result in downward pricing pressures, lower sales, reduced margins and lower market share.

      Companies competing in the LCoS microdisplay market include Sony and JVC, although we presently believe that Sony has developed LCoS microdisplays for its own use and not for sale to other companies. A major competitor of ours in the reflective microdisplay market, although not using liquid crystals in the display, is Texas Instruments, which is producing a micro-mechanical structure of moving mirrors on a silicon backplane, a technology known as digital light processing, or DLP. Texas Instruments has had significant success selling its DLP products to its customers in the business front projector market and the rear projection high definition television market. Some of our competitors, including Texas Instruments and JVC, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution and other resources than we possess. As a result, they may be able to introduce new products and respond to customer requirements more quickly and effectively than we can.

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

      Our competitive position could suffer if one or more of our customers decide to design and manufacture their own microdisplay products, to contract with our competitors, or to use alternative technologies. In addition, customers in the television manufacturing industry typically develop a second source. Second source suppliers may win an increasing share of our customers product demands. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

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

      o the rate at which customers incorporate our displays into their own products; and products or technologies introduced by our competitors.

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

      The total number of common shares included in the Amendment No. 2 to Form S-3 Registration Statement that we filed with the SEC on April 27, 2005 (Registration Number 333-122391), principally relating to the November 2004 Financing represents approximately 5.69% of the total number of our common shares that were issued and outstanding as of December 31, 2004. Sales of these shares, as well as the 2,000,000 common shares included in the Form S-3 "Shelf" Registration Statement filed by us with the SEC on January 31, 2005, into the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future.

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

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, the FASB has implemented changes to U.S. GAAP that require us to record a charge to earnings for employee stock option grants for all awards unvested at and granted after December 31, 2005. This regulation will negatively impact our earnings. Technology companies generally, and our Company, specifically, rely on stock options as a major component of our employee compensation packages. Due to the new requirement to expense options, we are less likely to achieve profitability and we may consider decreasing or eliminating option grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

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

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002


                                                                        2004            2003            2002
                                                                    ------------    ------------    ------------
Revenue                                                             $  1,160,978    $    221,252    $         --
Cost of revenue                                                         (982,282)       (708,320)       (286,000)
                                                                    ------------    ------------    ------------
          Gross margin                                                   178,696        (487,068)       (286,000)
                                                                    ------------    ------------    ------------

Selling, general and administrative expenses:
   Selling, general and administrative expenses                        5,809,702       3,641,422       2,362,865
   Stock-based general and administrative expenses                       931,524       1,985,720         713,001
                                                                    ------------    ------------    ------------
          Total selling, general and administrative expenses           6,741,226       5,627,142       3,075,866

   Research and development expenses                                   2,305,650       2,681,328       3,639,016
                                                                    ------------    ------------    ------------

          Total operating expenses                                     9,046,876       8,308,470       6,714,882
                                                                    ------------    ------------    ------------

          Operating loss                                              (8,868,180)     (8,795,538)     (7,000,882)
                                                                    ------------    ------------    ------------

Other income (expense):
  Interest expense:
          Interest expense                                              (156,693)       (213,362)       (261,314)
          Non-cash interest expense                                     (791,036)       (583,672)     (1,779,147)
                                                                    ------------    ------------    ------------
            Total interest expense                                      (947,729)       (797,034)     (2,040,461)
                                                                    ------------    ------------    ------------

  Other income:
          Gain from revaluation of note purchase option liability        412,374              --              --
          Interest and other income                                       38,009          76,195          15,655
                                                                    ------------    ------------    ------------
            Total other income                                           450,383          76,195          15,655
                                                                    ------------    ------------    ------------

          Total other income (expenses)                                 (497,346)       (720,839)     (2,024,806)
                                                                    ------------    ------------    ------------

 Loss before income tax expense                                       (9,365,526)     (9,516,377)     (9,025,688)

 Income tax expense                                                        1,475              --           2,225
                                                                    ------------    ------------    ------------

Net loss                                                            $ (9,367,001)   $ (9,516,377)   $ (9,027,913)
                                                                    ============    ============    ============

Net loss per share - basic and diluted                              $      (0.27)   $      (0.34)   $      (0.37)
                                                                    ============    ============    ============

Weighted average shares used in computing
 net loss per share- basic and diluted                                34,154,057      28,173,770      24,578,226
                                                                    ============    ============    ============

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                              ADDITIONAL
                                                     COMMON STOCK              PAID-IN          NOTES
                                                SHARES          AMOUNT         CAPITAL        RECEIVABLE
                                             ------------    ------------    ------------    ------------

Balance, January 1, 2002                       25,811,786    $    258,119    $ 41,911,879    $ (2,653,434)

Exercise of stock options and warrants,
net of costs of $132,610                        1,355,854          13,559       3,619,035      (1,747,347)

Payments on notes receivable                           --              --              --         982,443

Reversal of notes receivable                     (197,005)         (1,970)       (614,765)        643,416

Repricing of warrants                                  --              --          49,283         143,362

Installment note for shares not yet
issued, net of related payments                        --              --       1,492,536      (1,292,536)

Accrued interest on notes receivable
from shareholders                                      --              --              --          (6,962)

Issuance of stock, stock options
and warrants for services                          92,799             928         396,162              --

Issuance of stock and options
to employees and directors                         60,000             600         315,311              --

Conversion of notes and accrued interest          241,492           2,415         813,985              --

Discount on notes payable                              --              --          58,000              --

Rescission of stock purchase agreement         (1,346,268)        (13,463)     (2,490,596)      2,504,059

Net loss                                               --              --              --              --
                                             ------------    ------------    ------------    ------------



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (continued)



                                                               OTHER           COMMON            TOTAL
                                             ACCUMULATED     COMPREHEN-        STOCK         STOCKHOLDERS
                                               DEFICIT       SIVE INCOME      ISSUABLE      EQUITY (DEFICT)
                                             ------------    ------------    ------------    ------------

Balance, January 1, 2002                     $(39,729,911)   $         --    $         --    $   (213,347)

Exercise of stock options and warrants,
net of costs of $132,610                               --              --              --       1,885,247

Payments on notes receivable                           --              --              --         982,443

Reversal of notes receivable                           --              --              --          26,681

Repricing of warrants                                  --              --              --         192,645

Installment note for shares not yet
issued, net of related payments                        --              --              --         200,000

Accrued interest on notes receivable
from shareholders                                      --              --              --          (6,962)

Issuance of stock, stock options
and warrants for services                              --              --              --         397,090

Issuance of stock and options
to employees and directors                             --              --              --         315,911

Conversion of notes and accrued interest               --              --              --         816,400

Discount on notes payable                              --              --              --          58,000

Rescission of stock purchase agreement                 --              --              --              --

Net loss                                       (9,027,913)             --              --      (9,027,913)
                                             ------------    ------------    ------------    ------------

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                              ADDITIONAL
                                                       COMMON STOCK            PAID-IN          NOTES
                                                  SHARES         AMOUNT        CAPITAL        RECEIVABLE
                                               ------------   ------------   ------------    ------------
Balance, December 31, 2002                       26,018,658        260,188     45,550,830      (1,426,999)

Exercise of stock options and warrants,
120,082 shares issued in January 2004               365,624          3,657        541,124              --

Payments on notes receivable
from stockholders                                        --             --             --         402,500

Accrued interest on notes receivable
from stockholders                                        --             --             --         (72,427)

Issuance of stock, stock options, and
warrants for services                                79,000            790        569,937              --

Issuance of options to employees and
directors                                                --             --        195,387              --

Conversion of debt and accrued interest           1,580,820         15,807      3,929,439              --

Warrants issued in lieu of interest on
short-term borrowings                                    --             --          6,647              --

Shares issued on exercise of warrant
under 2002 installment note                         746,268          7,463         (7,463)             --

May Private placement, net of issuance
cost of $175,065                                  2,796,325         27,963      4,946,972              --

Issuance of shares to third party for
finder's fee in conjunction with May
Private placement                                   130,435          1,304        375,653              --

August Private placement net of issuance
cost of $224,648                                  1,212,061         12,120      2,526,731              --

December private placement, 300,000
issued, 700,000 issuable in January 2004            300,000          3,000      1,452,255              --

Beneficial pricing on stock and warrants
acquired in private placement                            --             --        958,913              --

Net loss                                                 --             --             --              --
                                               ------------   ------------   ------------    ------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (continued)

                                                                OTHER           COMMON         TOTAL
                                                ACCUMULATED   COMPREHEN-        STOCK        STOCKHOLDERS'
                                                 DEFICIT      SIVE INCOME      ISSUABLE      EQUITY (DEFICIT)
                                               ------------   ------------   ------------    ------------
Balance, December 31, 2002                     (48,757,824)             --             --    (4,373,805)

Exercise of stock options and warrants,
120,082 shares issued in January 2004                   --              --        305,685       850,466

Payments on notes receivable
from stockholders                                       --              --             --       402,500

Accrued interest on notes receivable
from stockholders                                       --              --             --       (72,427)

Issuance of stock, stock options, and
warrants for services                                   --              --             --       570,727

Issuance of options to employees and
directors                                               --              --             --       195,387

Conversion of debt and accrued interest                 --              --             --     3,945,246

Warrants issued in lieu of interest on
short-term borrowings                                   --              --             --         6,647

Shares issued on exercise of warrant
under 2002 installment note                             --              --             --            --

May Private placement, net of issuance
cost of $175,065                                        --              --             --     4,974,935

Issuance of shares to third party for
finder's fee in conjunction with May
Private placement                                       --              --             --       376,957

August Private placement net of issuance
cost of $224,648                                        --              --             --     2,538,851

December private placement, 300,000
issued, 700,000 issuable in January 2004                --              --      3,500,000     4,955,255

Beneficial pricing on stock and warrants
acquired in private placement                           --              --             --       958,913

Net loss                                        (9,516,377)             --             --    (9,516,377)
                                              ------------    ------------   ------------   -----------

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                              ADDITIONAL
                                                       COMMON STOCK            PAID-IN          NOTES
                                                  SHARES         AMOUNT        CAPITAL        RECEIVABLE
                                               ------------   ------------   ------------    ------------
Balance, December 31, 2003                      33,229,191        332,292     61,046,425     (1,096,926)

Exercise of stock options and warrants,
132,737 shares issued in January 2005            1,013,127         10,131      2,484,387             --

Issuance of options to employees and
directors                                               --             --         67,674             --

Issuance of warrant for services                        --             --        263,850             --

Issuance of shares for prepayment of
related party interest                             264,036          2,640      1,541,734             --

Shares issuable for prepayment of
related party interest, 448,764 issued
in January 2005                                         --             --             --             --

Payments on notes receivable from
stockholders                                            --             --             --        269,851

Reduction of note receivable in exchange
for financing commitment                                --             --             --        600,000

Accrued interest on notes receivable
from stockholder                                        --             --             --        (14,387)

Beneficial pricing on conversion feature
on convertible notes                                    --             --        156,610             --

Issuance of common shares issuable                 820,082          8,201      3,797,484             --

Short swing profit                                      --             --         25,982             --

Comprehensive loss:

   Net loss                                             --             --             --             --

   Foreign currency translation adjustments             --             --             --             --


     Total comprehensive loss                           --             --             --             --
                                              ------------   ------------   ------------   ------------
Balance, December 31, 2004                      35,326,436   $    353,264   $ 69,384,146   $   (241,462)
                                              ============   ============   ============   ============



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (continued)

                                                                  OTHER           COMMON         TOTAL
                                                  ACCUMULATED   COMPREHEN-        STOCK        STOCKHOLDERS'
                                                   DEFICIT      SIVE INCOME      ISSUABLE      EQUITY (DEFICIT)
                                                 ------------   ------------   ------------    ------------
Balance, December 31, 2003                       (58,274,201)             --      3,805,685       5,813,275

Exercise of stock options and warrants,
132,737 shares issued in January 2005                     --              --        394,185       2,888,703

Issuance of options to employees and
directors                                                 --              --             --          67,674

Issuance of warrant for services                          --              --             --         263,850

Issuance of shares for prepayment of
related party interest                                    --              --             --       1,544,374

Shares issuable for prepayment of
related party interest, 448,764 issued
in January 2005                                           --              --      3,643,964       3,643,964

Payments on notes receivable from
stockholders                                              --              --             --         269,851

Reduction of note receivable in exchange
for financing commitment                                  --              --             --         600,000

Accrued interest on notes receivable
from stockholder                                          --              --             --         (14,387)

Beneficial pricing on conversion feature
on convertible notes                                      --              --             --         156,610

Issuance of common shares issuable                        --              --     (3,805,685)             --

Short swing profit                                        --              --             --          25,982

Comprehensive loss:

   Net loss                                       (9,367,001)             --             --      (9,367,001)

   Foreign currency translation adjustments               --    $     73,562             --          73,562

     Total comprehensive loss                             --              --             --      (9,293,439)
                                                ------------    ------------   ------------    ------------
Balance, December 31, 2004                      $(67,641,202)   $     73,562   $  4,038,149    $  5,966,457
                                                ============    ============   ============    ============


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                  2004            2003            2002
                                                                              ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                                      $ (9,367,001)   $ (9,516,377)   $ (9,027,913)
Adjustments to reconcile net loss to net cash used by operating activities:

  Allowance for doubtful accounts                                                  345,030              --              --
  Inventory adjustment                                                            (210,000)        516,382         286,000
  Depreciation and amortization                                                    575,391         393,302         381,916
  Stock-based general and administrative expenses                                  931,524       1,985,720         713,001
  Non-cash interest expense                                                        791,036         583,672       1,779,147
  Gain from revaluation of note purchase option liability                         (412,374)             --              --
  Accrued interest on notes receivable from stockholder                            (14,387)        (72,427)             --
  Changes in operating assets and liabilities:
     Accounts receivable                                                          (491,553)       (117,530)             --
     Inventory                                                                    (183,697)     (1,020,040)       (561,959)
     Prepaid and other current assets                                             (411,437)        212,428        (406,895)
     Accounts payable                                                             (261,890)     (1,154,946)      1,624,202
     Accrued expenses and other current liabilities                                214,806         470,799         240,345
     Other assets                                                                  (22,711)        156,079         (86,704)
                                                                              ------------    ------------    ------------

         Net cash used in operating activities                                  (8,517,263)     (7,562,938)     (5,058,860)
                                                                              ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment                                              (795,173)       (524,764)       (281,818)
  Construction in progress                                                        (950,627)             --              --
                                                                              ------------    ------------    ------------

         Net cash used in investing activities                                  (1,745,800)       (524,764)       (281,818)
                                                                              ------------    ------------    ------------

Cash flows from financing actitivies:
  Payments on capital lease obligations                                                 --              --          (4,483)
  Proceeds from issuance of short-term notes                                            --         792,500         125,000
  Payment on short-term notes                                                           --        (542,500)             --
  Proceeds from the issuance of convertible notes                               10,000,000              --              --
  Payments on notes receivable from stockholders                                   269,851         402,500       1,182,443
  Payments on convertible notes                                                         --        (100,000)             --
  Stock issuance costs                                                                  --              --        (132,610)
  Financing costs for convertible notes                                           (217,162)             --              --
  Short swing profits                                                               25,982              --              --
  Proceeds from sales of common shares and warrants                                     --      12,469,042              --
  Proceeds from exercise of warrants and options                                 2,888,703         850,466       2,017,857
                                                                              ------------    ------------    ------------

         Net cash provided by financing activities                              12,967,374      13,872,008       3,188,207
                                                                              ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                             2,704,311       5,784,306      (2,152,471)

Effect of exchange rate changes on cash                                             23,271              --              --

Cash and cash equivalents at beginning of period                                 6,359,969         575,663       2,728,134
                                                                              ------------    ------------    ------------
Cash and cash equivalents at end of period                                    $  9,087,551    $  6,359,969    $    575,663
                                                                              ============    ============    ============

See accompanying notes to consolidated financial statements.

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                2004           2003           2002
                                                                            ------------   ------------   ------------
Supplemental disclosure of cash flow information:

  Income taxes paid during the period                                       $      1,475   $         --   $      2,225
                                                                            ------------   ------------   ------------
  Interest paid during the period                                           $        482   $     45,319   $        348
                                                                            ------------   ------------   ------------
Non cash financing activities:

   Common shares issued upon conversion of interest and notes               $         --   $  3,945,246   $    861,400
                                                                            ------------   ------------   ------------
   Exercise of warrants in exchange for notes receivable                    $         --   $         --   $  1,392,536
                                                                            ------------   ------------   ------------
   Discount on convertible notes due to purchase option liability           $  1,072,248   $         --   $         --
                                                                            ------------   ------------   ------------
   Discount on convertible notes due to beneficial conversion feature       $    156,610   $         --   $     58,000
                                                                            ------------   ------------   ------------
   Common shares issued or issuable for prepaid interest to related party   $  4,388,275   $         --   $         --
                                                                            ------------   ------------   ------------

See accompanying notes to consolidated financial statements.

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

1. Description of Business and Summary of Significant Accounting Policies

      Description of Business - We are in the business of manufacturing high-resolution LCoS microdisplays. Our current customers and current prospective customers are OEMs engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Our products are suitable for incorporation into other potential applications including rear projection computer monitors, wireless communication devices, portable games and digital assistants, although we are not currently working with OEMs of these products.

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


                                                2004        2003         2002
                                             ---------   ---------    ---------

Dividend yield                                      --          --           --

Expected volatility                                 89%         82%         100%

Risk-free interest rates                           2.5%          2%           5%

Expected lives                               3.2 years   4.8 years    5.6 years

      The table below shows net loss per share as if the Company had elected the fair value method of accounting for stock options.

                                                              2004                  2003                  2002
                                                       ------------------    ------------------    ------------------

Net loss as reported                                   $       (9,367,001)   $       (9,516,377)   $       (9,027,913)

Add: stock-based employee compensation included
in reported net loss, net of any related tax effects               67,674               195,387                38,951

Deduct: total stock-based employee compensation
determined under fair value method for all awards,
net of any applicable related tax effects                      (2,723,586)           (1,267,299)           (1,491,535)
                                                       ------------------    ------------------    ------------------

Proforma net loss, as adjusted                         $      (12,022,913)   $      (10,588,289)   $       (10,480,497)
                                                       ==================    ==================    ==================

Loss per share:
Basic and diluted, as reported                         $            (0.27)   $            (0.34)   $            (0.37)
Basic, as adjusted                                     $            (0.35)   $            (0.38)   $            (0.43)


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

1. Issuance of Securities

Issuance of Shares in 2004

      In December 2003, we completed a private placement of 1,000,000 common shares that were registered with the SEC in a "Shelf" Registration Statement at a price of $5.00 per share for net proceeds of $4,955,255 received in December 2003. Prior to December 31, 2003, 300,000 of these shares were issued. The remaining 700,000 shares were reflected in common shares issuable at December 31, 2003 and were issued in January 2004. In addition, 120,082 shares were issued in 2004 pursuant to a warrant exercised in late 2003. The proceeds of approximately $306,000 had been received and were included in common shares issuable as of December 31, 2003.......

      On January 7, 2004, we issued 142,360 common shares with a value of $800,063 as a prepayment of interest on the Argyle notes for the interest due for 2004 (See Note 3). Prepaid interest was computed using the closing price of the shares on January 6, 2004 of $5.62. This amount is fully amortized at December 31, 2004. On March 4, 2004, we issued an additional 71,676 common shares with a value of $338,311 as a prepayment of interest on the Argyle notes for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. On December 22, 2004, we issued an additional 50,000 shares, and 448,764 shares became issuable (and were issued in January 2005) as a prepayment of interest on the Argyle notes for the period from July 1, 2005 through December 31, 2008. These shares had a value of $4,049,964 based on the closing price of the shares of $8.12 on December 21, 2004. The total prepaid interest on the Argyle notes for the period January 1, 2005 through December 31, 2008 is $4,388,275 at December 31, 2004, with $913,889 classified as a current asset and $3,474,386 classified as a noncurrent asset.

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

      Additionally, warrants in the aggregate of 77,126 shares were issued to the placement agent affecting the financing. There was no earnings impact for these warrants, as they were a part of the net issuance costs.

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

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      Under the terms of the November 2004 Financing, the purchasers received the right to purchase up to an additional $5 million of senior secured convertible notes (additional investment rights or AIR) subject to the same terms and conditions, including the same conversion price as the notes issued in the November 2004 Financing. The AIR originally expired on November 30, 2005, but was amended on December 21, 2004 to expire on August 31, 2005. The fair value of the AIR was calculated on the November 30, 2004 issuance date at $1,072,248 using the Black-Scholes option pricing model and the following assumptions: stock price $8.83, exercise price $9.72, volatility 67%, risk free interest rate 2.50%, a contractual term of one year and a dividend yield of 0. This AIR is being treated as a derivative and has been recorded as a note purchase option liability and as a discount on the 2004 Senior Secured Convertible Notes. The AIR is not a hedging derivative. The fair value of the derivative will be recalculated on a quarterly basis until exercise or expiration to reflect the changing market price of the stock, the remaining contractual term, and the changing volatility. The objective in entering into the agreement for the AIR was that it was required by the lenders in order to complete the financing agreement.

      The fair value was recalculated as of December 31, 2004 at $659,874 using the Black-Scholes option pricing model and the following assumptions: stock price on December 31, 2004 of $8.95, exercise price $9.72, volatility 52%, risk free interest rate 2.50%, the remaining contractual term of eight months and a dividend yield of 0. The reduction in the liability of $412,374 was recorded as a gain from the revaluation of the note purchase option liability and is included in other income. The assumptions changed from the November valuation date in that the market price of our common shares had changed, the contractual life had changed due to the December 21, 2004 amendment, and the volatility changed as a result of the changes in market price and contractual life.

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

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

Activity in convertible notes payable for 2004 and 2003 is as follows:


                                         Balance at                      (Payment) or                    Balance at
                                        December 31,     Addition or      Discount       Conversion      December 31,
Debt Principal:                             2003         New Discount    Amortization     to Equity          2004
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
                                         ============    ============    ============   ============    ============


                                         Balance at                      (Payment) or                    Balance at
                                        December 31,     Addition or      Discount       Conversion      December 31,
Debt Principal:                             2002         New Discount    Amortization     to Equity          2003
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
                                            ==========   ==========   ==========

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

4. Balance Sheet Components

             Inventory as of December 31 consists of the following:

                                                   2004         2003
                                                ----------   ----------

        Raw materials                           $  691,168   $  171,812
        Work-in-progress                            31,684      665,842
        Finished goods                             450,462      151,963
                                                ----------   ----------
                                                 1,173,314      989,617

        Inventory reserve                               --     (210,000)
                                                ----------   ----------
                                                $1,173,314   $  779,617
                                                ==========   ==========

      Property and equipment as of December 31, consists of the following:


                                                2004         2003
                                             ----------   ----------

            Office furniture and equipment   $  545,201   $  522,718
            Machinery and equipment           1,901,333    1,404,154
            Tooling                             344,890      254,270
            Building improvements               175,654       35,803
                                             ----------   ----------
                                              2,967,078    2,216,945

            Less accumulated depreciation     2,108,866    1,578,515
                                             ----------   ----------
                                             $  858,212   $  638,430
                                             ==========   ==========

      Accrued expenses and other current liabilities as of December 31, consist of the following:

                                                         2004         2003
                                                     ----------   ----------

     Deferred rent                                   $  314,611   $  243,604
     Accrued compensation                               246,967      206,936
     Construction in progress liabilities             1,800,603           --
     Accrued interest on senior secured
       convertible notes                                 84,932           --
     Other                                               86,433       67,597
                                                     ----------   ----------
                                                     $2,533,546   $  518,137
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

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      Future lease obligations under non-cancelable operating leases as of December 31, 2004 are as follows:


                        Year                 Amount
                        ----            ---------------
                        2005            $       720,107
                        2006                    497,182
                        2007                    459,040
                        2008                    471,768
                        2009                    320,651
                                        ---------------
                        TOTAL           $     2,468,748
                                        ===============


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

      The following is a status of the options under the Plan and outside of the Plan and a summary of the changes in options outstanding during 2004, 2003 and 2002:

                                                            Weighted Average
                                        Number of Shares    Exercise Price
                                        ----------------    ----------------
   Outstanding January 1, 2002                4,624,500           $     3.20

   Options granted under the plan             1,057,500           $     3.20
   Options exercised                             (9,500)          $     0.60
   Options cancelled                           (111,667)          $     4.81

   Outstanding December 31, 2002              5,560,833           $     3.17
   Options granted under the plan               738,750           $     2.36
   Options granted outside the plan             800,000           $     7.89
   Options exercised                           (149,750)          $     1.12
   Options cancelled                         (1,987,500)          $     4.79

   Outstanding December 31, 2003              4,962,333           $     3.26
   Options granted under the plan             1,122,500           $     5.39
   Options exercised                           (465,083)          $     2.49
   Options cancelled                           (161,250)          $     4.43

   Outstanding December 31, 2004              5,458,500           $     3.89
                                              ---------           ----------

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      At December 31, 2004, 1,675,000 of the options outstanding were granted outside of the Plan. Options exercisable as of December 31, 2004 and 2003 totaled 4,128,917 and 3,276,458 options, respectively, at a weighted average exercise price of $2.84 and $2.19 per share, respectively. Of the options exercisable as of December 31, 2004, 1,175,000 options were issued outside of the Plan at a weighted average exercise price of $2.87.

      The weighted average fair value of options granted during 2004, 2003 and 2002:


                                             2004         2003          2002
                                            ------      --------      -------

Exercise price equals market price          $ 2.18      $   2.49      $  1.75
Exercise price is less than market price        --          4.07           --
Exercise price is more than market price        --          2.24           --


      Additional information regarding options outstanding as of December 31, 2004 is as follows:


                 Options Outstanding                                      Options Exercisable


                                         Weighted Average
                                            Remaining
Range of             Outstanding at      Contractual Life    Weighted Average         Number     Weighted Average
Exercise Prices     December 31, 2004         (Yrs.)         Exercise Price       Exercisable    Exercise Price
----------------------------------------------------------------------------------------------------------------

$9.01 - 12.50           365,000                8.5             $   12.50              90,000      $       12.50
$8.01 - 9.00             20,000                9.9             $    8.35                  --      $          --
$7.01 - 8.00            225,000                8.5             $    7.50                  --      $          --
$6.01 - 7.00              5,000                7.0             $    7.00               5,000      $        7.00
$5.01 - 6.00          1,220,000                9.2             $    5.37             675,417      $        5.22
$4.01 - 5.00            212,500                8.6             $    4.76              72,500      $        4.58
$3.01 - 4.00            505,000                7.1             $    3.60             500,000      $        3.60
$2.01 - 3.00          1,540,000                7.6             $    2.38           1,402,500      $        2.35
$1.01 - 2.00          1,003,000                6.5             $    1.51           1,020,500      $        1.42
$0.25 - 1.00            363,000                3.3             $    0.65             363,000      $        0.45
                      ---------                                                   ----------
                      5,458,500                                                    4,128,917
                      =========                                                    =========

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

8.   Quarterly Results (Unaudited)

      Summarized unaudited results of operations for each quarter of the years ended December 31, 2004 and December 31, 2003 are as follows:

                                         First Quarter         Second Quarter        Third Quarter         Fourth Quarter
Fiscal Year Ended                         -----------           -----------           -----------           -----------
  December 31, 2004
Revenue                                   $   319,100           $   540,775           $   268,200           $    32,903
Gross margin                              $   (27,582)          $   115,126           $   143,010           $   (84,762)
Net loss                                  $ 1,945,893           $ 2,333,977           $ 2,148,351           $ 2,938,778
Basic and diluted loss per share
                                          $     (0.06)          $     (0.07)          $     (0.06)          $     (0.08)



                                         First Quarter         Second Quarter        Third Quarter         Fourth Quarter
Fiscal Year Ended                         -----------           -----------           -----------           -----------
  December 31, 2003
Revenue                                   $          --         $        --           $    82,152           $   139,100
Gross margin                              $          --         $  (100,690)          $     8,277           $  (394,655)
Net loss                                  $   1,544,539         $ 3,329,395           $ 1,824,942           $ 2,817,001
Basic and diluted loss per share
                                          $       (0.06)        $     (0.13)          $     (0.06)          $     (0.09)

9.  Valuation Accounts

                                                                       Deductions -
                                      Balance at      Additions -      and Writeoffs        Balance
                                     Beginning of     Charged to        Charged to         at End of
                                       Period           Expense           Reserves          Period
                                      --------          --------          --------          --------
Year ended December 31, 2004
  Inventory allowance                 $210,000          $     --          $210,000          $     --
Year ended December 31, 2003
  Inventory allowance                 $286,000          $311,000          $387,000          $210,000


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

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

      Based on all of the material weaknesses related to our internal control over financial reporting, which are set forth below, and which were identified during the Controls Evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this 10-K/A.

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

      Management is taking the following steps to address all of the material weaknesses set forth in this report:

      Fraud training program - We are in the process of implementing a procedure for the reporting of fraud to the Audit Committee of the Board. This procedure will include informing employees in writing about what constitutes fraud. Our Audit Committee is establishing related procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the Audit Committee is establishing procedures that will provide a mechanism for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. We expect that these procedures will be implemented during the second quarter of 2005.

      Audit committee financial expert - We do not presently have specific plans with respect to adding a director who would constitute a financial expert, as defined by SEC rules.

      Procedures for archiving audit committee meeting minutes - We have implemented procedures for archiving minutes of meetings of the Audit Committee and such procedures were in place for the most recent meeting of the Audit Committee, which occurred in March 2005.

      Issuance of common shares to a company wholly owned by our Chief Executive Officer - Through action taken by the Board in March 2005, we have implemented new controls over the process for issuance of common shares to Robert Olins, our CEO, secretary, treasurer and director, and to Argyle Capital Management Corporation (Argyle), a company wholly-owned by Mr. Olins, whereby American Stock Transfer & Trust Company, our transfer agent, is not permitted to transfer any shares from our treasury account to Mr. Olins or to Argyle, without prior written authorization executed by a majority of Board members excluding Mr. Olins. The material weakness relating to issuance of common shares arose in connection with a situation where the Board had previously authorized the issuance of the number of shares that were delivered to Argyle, but an issue was identified with respect to the timing of delivery of certain of those shares to Argyle in December 2004.

      Safeguarding of our common shares held in connection with notes receivable
- Through action taken by the Board in March 2005, we have implemented new procedures with respect to the safeguarding of our common shares held in connection with notes receivable. We have established controls and procedures for maintaining escrow accounts for common shares that are deliverable to other parties upon the performance of certain future conditions, such as fulfillments of payments under notes receivable.

      Chief Financial Officer - We are conducting concurrent searches for the positions of chief financial officer and full-time corporate controller. With respect to the CFO position, we have been working with a reputable executive search firm to assist our efforts. With respect to the corporate controller position, we are in the process of interviewing candidates for the position. Management presently believes that in the event that we are able to hire a highly qualified full-time corporate controller, such person may likely obviate the need for us to hire a CFO. We will reassess that position following the hiring of a controller. We expect to hire a full-time corporate controller in the second quarter of 2005.

      Controls and procedures of inventory - We are in the process of implementing new systems and controls and procedures to support our transition from research and development to full-scale manufacturing of our products.

      Information technology controls and procedures - In March 2005, we entered into an International Program License Agreement with Microsoft Business Solutions Corporation, pursuant to which we are licensing the Microsoft Business Solutions Navision software system (Navision). Navision is an advanced IT-ERP system that has the capability to support our management's accounting and financial systems. We also have contracted with a reputable company to lead the company-wide implementation of the Navision system. In connection with the implementation of Navision, we are implementing systematic controls designed to prevent unauthorized access to our accounting and financial systems, which we believe that Navision will facilitate. We are also implementing physical and electronic back-up and storage procedures to help ensure that our accounting and financial records will be recoverable in the event of a disaster.

      Our management presently expects that implementation of Navision in our California and South Korea offices will be completed and the system will become active by the end of the second quarter of 2005.

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


/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 2, 2005


Item 9B. Other Information.

      None

                                    PART III

ITEM 10. Directors and Executive Officers

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Name                     Age    Position(s)
----                     ---    -----------


Robert A. Olins           48    Director, Acting Chief Executive Officer
David F. Hakala           53    Chief Operating Officer
Michael S. Jin            41    Chief Technology Officer
Don S. Suh                48    Sr. Vice President - Sales and Marketing
Je Won Yuen               54    President, SpatiaLight Korea, Inc.
Theodore H. Banzhaf       39    Executive Vice President of Strategic Planning
Lawrence J. Matteson      65    Director
Claude Piaget             63    Director
Robert C. Munro           77    Director


      All Directors serve for terms of one year and until their successors are duly elected.

      Robert A. Olins, director since February 1998, Chief Executive Officer, Secretary and Treasurer since June 2000 and Principal Financial and Accounting Officer since June 2004. Mr. Olins has served as President of Argyle Capital Management Corporation during the past twenty years. Argyle Capital Management Corporation is a private investment advisory company.

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

      Michael S. Jin, Chief Technology Officer since July 7, 2004, joined SpatiaLight in April 2000, and has directed SpatiaLight's efforts to develop and enhance LCoS cell structure, processing technologies and overall product performance. Dr. Jin has also served as a leader on the technical front in growing our relationships with television OEMs throughout Asia. Prior to joining SpatiaLight, Dr. Jin served as a Vice President and the Principal investigator for New Interconnect and Packaging Technology, Inc., based in San Diego, CA, working on numerous DARPA, STTR and SBIR programs in the areas of Optoelectronic Interconnects, Volumetric 3-D Displays Based on 2-Photon Transition Materials, MEMS Laser Beam Steering Devices, 3-D Optoelectronic and IC Packaging Technologies and Phase-Shift Masks for High-Resolution Lithography. Previously, Dr. Jin was engaged in developing thin film devices for laser fusion research at the University of Rochester Laboratory for Laser Energetics. Dr. Jin received his bachelor's and master's degrees in Optics from the University of Rochester and his Ph.D. in Applied Physics from the University of California at San Diego.

      Don S. Suh, Senior Vice President - Marketing and Sales since July 19, 2004, Mr. Suh previously served as Senior Vice President, Display and Multimedia for LG Electronics in San Jose, California from 1999 to May 2004. Prior to that, since 1984, Mr. Suh worked within the LG Electronics organization, serving as a leader in a variety of consumer electronics, information technology and convergence product groups. Mr. Suh has worked as a senior manager within LG Electronics for groups based in Asia, Europe and the United States. Mr. Suh received the LG Electronics' Best Honored Employee of the Year Award in 1998 and received the South Korean President's 1999 Gold Tower-Order Medal given for achievement of outstanding export results.

      Je Won Yeun, President of SpatiaLight Korea, Inc. has over 25 years of experience in managing and directing large manufacturing operations, mostly for various divisions of Hyundai Group. Mr. Yeun holds a degree in physics from Sung Kyun Kwan University, and began his career as an engineer at Philips Electronics Co., Ltd. He then joined Hyundai Group as a senior engineer, contributing to the design and construction of heating, ventilation and air conditioning systems for nuclear and thermal power plants. Mr. Yeun has served the bulk of his career within Hyundai Group as a senior level manager and director of several manufacturing and construction operations. Most recently, Mr. Yeun served as president and chief executive officer of two Korean enterprises: Kyoung Won Co., Ltd., a designer and manufacturer of high voltage power transformers and Kang Lim Construction Co., Ltd., a major construction firm.

      Theodore H. Banzhaf, Executive Vice President of Strategic Planning, and President and CEO of SpatiaLight Technologies, Inc., an inactive wholly owned subsidiary of SpatiaLight, Inc., since July 2003. Before joining SpatiaLight, Mr. Banzhaf worked from 2002 to 2003 in the institutional equities group as a Senior Vice President at C. E. Unterberg, Towbin, an investment bank, and as a Senior Vice President at Friedman, Billings Ramsey, an investment bank, in 2002. Mr. Banzhaf served as a Managing Director and Managing Member of Fulcrum Global Partners, a hedge fund, from 2000 to 2002. Mr. Banzhaf was a Senior Vice President at Raymond James & Associates in the capital markets group from 1995-2000. Mr. Banzhaf received an MBA from Southern Methodist University in Dallas, Texas, and a Bachelor of Arts from Miami University in Oxford, Ohio.

      Lawrence J. Matteson, Chairman of the Board since April 2001, has served as director since 1991, and previously served as the Chairman of the Board from 1995 through 1997. He has served as an executive professor of business policy at the William E. Simon Graduate School of Business Administration, University of Rochester since 1992. Mr. Matteson was Senior Vice President and General Manager, Electronic Imaging for Eastman Kodak Company until December 1991. Mr. Matteson began his career with Eastman Kodak in 1965 as a research engineer and worked at Eastman Kodak in various positions continuously from that date until December 1991. He holds degrees in engineering and an MBA from the University Of Rochester Graduate School Of Business.

      Claude Piaget, director since June 2001, served as Chief Executive Officer and Senior Vice President, International Relations of Digital Video Broadcasting, a global consortium involved in the promotion of unified worldwide standards for digital television. Dr. Piaget's broad industry experience includes several executive positions with Philips Electronics, including market development manager from 1995 to 1997, company strategy expert from 1994 to 1995 and development manager from 1986 to 1994. Previously he was involved in researching semiconductor physics, components, devices and systems. He has participated in the development of information and communication technologies and consortiums in Europe, Asia and Latin America. He holds a Masters degree in Physics Engineering and a Ph.D. in Physics from the University of Paris.

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

Audit Committee

      The Audit Committee is comprised of three of our non-employee directors:
Messrs. Matteson, Munro (Chair), and Piaget. It met four times during 2004. The Audit Committee is responsible for the appointment, retention and termination of a firm of independent registered public accountants and monitors the effectiveness of the audit effort, our financial and accounting organization and our system of internal accounting and disclosure controls. Each member of the Audit Committee is independent within the meaning of Securities and Exchange Commission (SEC) regulations and the NASD listing standards. We do not currently have a financial expert serving on the Audit Committee of the Board of Directors. We do not presently have specific plans with respect to adding a director who would constitute a financial expert, as defined by SEC rules. The Audit Committee Charter is available on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than 10% of our common shares to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Corporation for fiscal 2004, executive officers, directors and greater than 10% shareholders filed the required Section 16(a) reports of material transactions in a timely manner in 2004, except that: (i) each of David F. Hakala, Je Won Yeun and Don S. Suh filed the required Form 3 late; and (ii) each of David F. Hakala, Je Won Yeun, Don S. Suh, and Theodore H. Banzhaf had one option grant with respect to which the required Form 4 was filed late; and (iii) Robert A. Olins on one occasion acquired shares with respect to which the required Form 4 was filed late; and (iv) Robert A. Olins disposed of shares with respect to which the required Form 4 was filed late.

Code of Ethics

      We have a Code of Business Conduct and Ethics which is applicable to all of our employees including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Business Conduct and Ethics is available on the our website www.spatialight.com under Corporate Governance. We intend to post amendments to or waivers from our Code of Business Conduct and Ethics (to the extent applicable to our chief executive officer, principal financial and accounting officer) at this location on our website.

ITEM 11. Executive Compensation

      The following table sets forth the compensation paid by us for the fiscal years ended December 31, 2002 to 2004, to our Chief Executive Officer and all of the other executive officers as of December 31, 2004.

                           Summary Compensation Table

                                                                                            Securities          All other
                                                                                            Underlying          compensation
Name & Principal Position                                     Year           Salary($)     Options/SARS (#)           ($)

Robert A. Olins, Chief Executive Officer,                     2004          $       -           500,000               $ -
  Treasurer, Secretary and Principal Financial                2003          $       -           500,000               $ -
    and Accounting Officer                                    2002          $       -           500,000               $ -

David F. Hakala, Chief Operating Officer                      2004          $ 240,000                 0               $ -
                                                              2003          $ 240,000                 0               $ -
                                                              2002          $  68,308 (1)       360,000 (2)           $ -

Michael S. Jin, Chief Technology Officer                      2004          $ 200,000 (3)       125,000               $ -
                                                              2003          $ 150,000                 0               $ -
                                                              2002          $ 130,000            35,000               $ -

Theodore H. Banzhaf, Executive Vice President                 2004          $ 360,000               N/A               $ -
  of Strategic Planning                                       2003          $ 103,385 (4)       800,000 (5)           $ -
                                                              2002                N/A               N/A               $ -

Je Won Yeun, President, SpatiaLight Korea, Inc.               2004          $  91,735 (6)       100,000 (7)           $ -
                                                              2003                N/A               N/A               $ -
                                                              2002                N/A               N/A               $ -

Don S. Suh, Senior Vice President, Marketing & Sales          2004          $  48,467 (8)       150,000 (9)
                                                              2003                N/A               N/A               $ -
                                                              2002                N/A               N/A               $ -


(1) Employment commenced on September 3, 2002.

(2) This stock option granted September 2002 vests over a three-year period.

(3) Promoted to CTO on July 7, 2004 and received an increase in salary from $150,000 to $200,000.

(4) Employment commenced on July 7, 2003.

(5) This stock option was granted pursuant to the Amended and Restated Time Accelerated Restricted Stock Award Plan (TARSAP) dated as of July 7, 2003, between Mr. Banzhaf and the Corporation. The TARSAP granted to Mr. Banzhaf options to purchase 800,000 common shares, in the aggregate, in the following manner: (i) 125,000 options which vested as of July 7, 2003 and which options expire on July 7, 2006 (35,000 options have an exercise price of $2.55, of which 25,000 were exercised on December 30, 2004, and 90,000 options have an exercise price of $12.50), and (ii) 675,000 options which vest upon the earlier of the achievement of certain performance tests within two years after the date of the grant or the second anniversary of the grant date. The options expire three years after such options vest and become exercisable (175,000 of such options have an exercise price of $5.00, which vested on January 27, 2004, 225,000 of such options have an exercise price of $7.50 and 275,000 of such options have an exercise price of $12.50).

(6) Employment commenced on July 29, 2004.

(7) This stock option granted July 29, 2004 vests over a three-year period. (8) Employment commenced on July 19, 2004. (9) This stock option granted July 19, 2004 vests over a three-year period.

(8) Includes 150,000 Shares subject to options not exercisable within 60 days.

(9) Includes 100,000 Shares subject to options not exercisable within 60 days.

Stock Option Grants

      The following table sets forth certain information for the year ended December 31, 2004, with respect to stock options granted to the individuals named in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

            (a)                 (b)                (c)              (d)                (e)           (f)             (g)
                                               % of Total
                           Number of Shares    Options/SARs                                        Potential Realizable Value
                               Underlying      Granted to                                           at Assumed Annual Rates
                             Options/SARs      Employees in     Exercise or Base    Expiration      of Stock Price Appreciation
            Name             Granted (#)       Fiscal Year       Price ($/Sh)          Date             for Option Term
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     5%($)           10%($)

   Robert A. Olins           320,417               29%            $5.21              01/05/14     $1,049,859      $2,660,550
                             179,583               16%            $5.60              07/07/14     $  632,457      $1,602,771

   David F. Hakala              0                  --                --                 --                --              --

   Theodore H. Banzhaf          0                  --                                   --                --              --

   Michael S. Jin            125,000               11%            $5.60              07/07/14     $  440,226      $1,115,620

   Je Won Yeun               100,000                9%            $4.99              07/29/14     $  313,818      $  795,277

   Don Suh                   150,000               13%            $5.55              07/19/14     $  523,555      $1,326,791

Option Exercises and Fiscal 2004 Year End Values

      The following table sets forth information with respect to options to purchase common shares granted to our named executive officers including: (i) the number of common shares purchased upon exercise of options in the fiscal year ended December 31, 2004; (ii) the net value realized upon such exercise;
(iii) the number of unexercised options outstanding at December 31, 2004; and
(iv) the value of such unexercised options at December 31, 2004.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         DECEMBER 31, 2004 OPTION VALUES


                                                                                                 Value of Unexercised
                          Shares                                 Number of Unexercised            In-the-Money options
                        Acquired on                            Options at Dec. 31, 2004 (#)         at Dec. 31, 2004 ($)
Name                    Exercise (#)     Value Realized ($)    Exercisable / Unexercisable      Exercisable / Unexercisable
----                    ------------     ------------------    ---------------------------      ---------------------------
Robert A. Olins                0                $0                   2,595,417/179,583             $18,665,860/$601,603
David F. Hakala             25,000           $195,346                 215,000/120,000              $1,352,350/$754,800
Theodore H. Banzhaf         25,000           $218,950                 275,000/500,000               $755,250/$326,250
Michael S. Jin                 0                $0                    75,000/125,000                $406,740/$931,250
Don S. Suh                     0                $0                       0/150,000                     $0/$510,000
Je Won Yeun                    0                $0                       0/100,000                     $0/$396,000
Steven F. Tripp             50,000              $0                       150,000/0                    $1,117,500/$0

Employment Arrangements and Agreements

      Robert A. Olins has served as one of our directors since 1998 and has also served as our Chief Executive Officer, Secretary and Treasurer of the Corporation since July 2000. Mr. Olins does not have an employment agreement with the Corporation. Mr. Olins has received no cash compensation from us for his services to date, but has been granted options as reported under "Summary Compensation Table - Option Grants In Last Fiscal Year."

      David F. Hakala has served as our Chief Operating Officer since September 3, 2002. We have extended Dr. Hakala's employment by one-year extensions on the anniversary of his employment. Dr. Hakala receives an annual salary of $240,000 and received a grant of Incentive Stock Options to purchase 360,000 common shares vesting over a three-year period. Dr. Hakala exercised 25,000 of his vested options on December 15, 2004. As of December 31, 2004, Dr. Hakala has 215,000 fully-vested options

      We are party to an employment agreement dated July 7, 2003, with Theodore
H. Banzhaf, for him to serve as our Executive Vice President of Strategic Planning, which is in effect through July 7, 2005. As currently in effect, the agreement provides for an annual salary of $360,000. We agreed to grant Mr. Banzhaf equity incentive compensation in the form of stock options to purchase an aggregate of 800,000 common shares, $.01 par value, of SpatiaLight pursuant to the provisions of an Amended and Restated Time Accelerated Restricted Stock Award Agreement (TARSAP). The options under this plan are not granted under our 1999 Stock Option Plan or any other stock option plan. Mr. Banzhaf exercised 25,000 of his vested options on December 30, 2004. As of the record date, Mr. Banzhaf has 275,000 fully-vested options.

      Michael S. Jin was promoted to Chief Technology Officer on July 7, 2004. We do not have an employment agreement with Dr. Jin. As of July 7, 2004, Dr. Jin receives an annual salary of $200,000] and he received a grant of Incentive Stock Options to purchase 125,000 common shares vesting over a two-year period. Dr. Jin has a total of 300,000 options, 75,000 which were fully vested as of the record date.

      Don S. Suh has served as our Senior Vice President - Marketing and Sales since July 19, 2004. We do not have an employment agreement with Mr. Suh. Mr. Suh received an initial annual salary of $165,000, which was increased to $175,000 in December 2004, and he received a grant of Incentive Stock Options to purchase 150,000 common shares vesting over a three-year period. In March 2005, Mr. Suh received an increase in salary to $195,000. As of December 31, 2004 Mr. Suh has no vested options. Mr. Suh has the right to earn a sales commission equal to one-half of one percent (0.5%) of the gross sales of products made by us to certain customers only if certain conditions are met.

      Je Won Yeun has served as the President of SpatiaLight Korea, Inc., a wholly-owned subsidiary of SpatiaLight, Inc. since July 29, 2004. Prior to July 29, 2004, Mr. Yeun served as a consultant to us for approximately one month. We do not have an employment agreement with Mr. Yeun, although the expected term of his employment is three years. Mr. Yeun receives an annual salary of KRW 228,571,429.00 (approximately $200,000) and received a grant of Incentive Stock Options to purchase 100,000 common shares vesting over a three-year period. As of the record date, Mr. Yeun has no vested options.

      There was one repricing of options to purchase Shares in 2004. The exercise price of 90,000 currently exercisable options granted to Mr. Banzhaf under the TARSAP was increased from $2.55 to $12.50.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of our Board recommending compensation for executive officers during 2004 consisted of Lawrence J. Matteson, Claude Piaget and Robert M. Munro.

      Mr. Olins served as our Chief Executive Officer, Secretary, Treasurer and Principal Financial and Accounting Officer for fiscal 2004. During 2004 all executive compensation issues were determined by our Board of Directors. Three out four of the directors are independent directors. Mr. Olins participated in all determinations of executive and director compensation.

      Argyle Capital Management Corporation, which is wholly owned by Mr. Olins, entered into various transactions with the Corporation in 1998. As of November 30, 2004, we completed a non-brokered private placement of $10,000,000 original principal amount of 10% senior secured convertible notes (the 2004 Senior Secured Convertible Notes), due November 30, 2007 (the November 2004 Financing). As a condition to our entering into the November 2004 Financing and pursuant to the November 2004 Financing transaction documents, the investors required Argyle Capital Management Corporation (Argyle), a company wholly owned by Robert A. Olins, Chief Executive Officer and a director of SpatiaLight, to enter into an intercreditor and subordination agreement (the Intercreditor Agreement) pursuant to which Argyle agreed to subordinate our obligations to Argyle and the senior security interest in substantially all of the assets of SpatiaLight that were granted under certain notes (the Argyle Notes) to the interest represented by the investors in the November 2004 Financing. For more information regarding these transactions, refer to "Certain Relationships and Related Transactions" under Proposal No. 1 herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

      The following table sets forth information regarding beneficial ownership of common shares as of April 11, 2005, by each person known by us to own beneficially more than five percent of our outstanding common shares, by each of our directors, and by each of our executive officers named in the Summary Compensation Table contained in "Executive Compensation," and by all of our directors and executive officers as a group. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all common shares shown as beneficially owned by him, her or it.

                                            Amount and Nature
                                              of Beneficial            Percent
Name and Address Beneficial Owner               Ownership              of Class

Robert A. Olins                                 9,065,622    (1)          21.6%
Argyle Capital Management Corporation
Five Hamilton Landing, Suite 100
Novato, CA 94949

Adele Becker                                    2,916,633    (2)           7.8%
215 E 68th Street
New York, NY 10021

Lawrence J. Matteson                              275,000    (3)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Claude Piaget                                     125,000    (4)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Robert C. Munro                                    50,000    (5)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949(

David F. Hakala                                   335,000    (6)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Michael S. Jin                                    322,400    (7)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Theodore H. Banzhaf                               775,000    (8)           2.2%
Five Hamilton Landing, Suite 100
Novato, CA 94949

Don S. Suh                                        155,000    (9)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Je Won Yeun                                       100,000   (10)             *
Five Hamilton Landing, Suite 100
Novato, CA 94949

All directors and officers as a                11,253,022                 25.8%
group (9 persons)
*Less than 1%

(1) Includes 2,376,000 Shares beneficially owned subject to conversion of principal and interest of convertible notes held by Argyle Capital Management Corporation, of which Mr. Olins is President and over which Mr. Olins exercises voting control, and 1,678,597 Shares owned by Argyle. Also includes 1,396,655 common shares and Warrants to purchase 339,360 common shares held by Mr. Olins. Also includes 2,775,000 Shares subject to outstanding stock options held by Mr. Olins that are exercisable as of April 11, 2005 and 500,000 Shares subject to options not exercisable within 60 days.

(2)  Based solely upon information filed in a Schedule 13G by named shareholder.

(3) Includes 275,000 Shares subject to options exercisable as of April 11, 2005 and 25,000 Shares subject to options not exercisable within 60 days.

(4) Includes 125,000 Shares subject to options exercisable as of April 11, 2005 and 25,000 Shares subject to options not exercisable within 60 days.

(5) Includes 25,000 Shares subject to options exercisable as of April 11, 2005 and 25,000 Shares subject to options not exercisable within 60 days.

(6) Includes 215,000 Shares subject to outstanding stock options held by Dr. Hakala that are exercisable as of April 11, 2005 and 120,000 Shares subject to options not exercisable within 60 days.

(7) Includes 75,000 Shares subject to options exercisable as of April 11, 2005 and 225,000 Shares subject to options not exercisable within 60 days.

(8) Includes 275,000 Shares subject to options exercisable as of April 11, 2005 and 500,000 Shares subject to options not exercisable within 60 days.

(9)  Includes 150,000 Shares subject to options not exercisable within 60 days.

(10) Includes 100,000 Shares subject to options not exercisable within 60 days.


ITEM 13. Certain Relationships and Related Transactions.

Argyle Notes:

      In 1998, the Corporation received $1,188,000 in cash in exchange for notes in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer, and Director. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all of our assets. Both principal and interest are convertible into our common shares at $0.50 per Share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per Share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The notes were extended in September 2002 to March 31, 2004, and on December 31, 2003 were extended until June 30, 2005. At each extension date, the amortization rate of the remaining unamortized discount was also extended over the new life of the notes. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or Shares by Argyle. The current amortization rate of the discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 8% per annum as of the December 31, 2003 extension date when compared to the outstanding principal balances.

On January 7, 2004, we paid interest payable on the Argyle Notes by issuing 142,360 common shares with a market value of $800,063 for the year ended December 31, 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. This interest expense includes non-cash interest expense of $728,780. The non-cash interest expense results from the beneficial conversion price of interest payable, which is convertible into common shares at $0.50 per share and was computed as the excess of the market price of the shares issued over accrued interest payable. In addition, on March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as prepayment of interest payable on the Argyle notes of $35,640 for the six months ended June 30, 2005. Prepaid interest was computed using the closing price of the common shares on March 3, 2004 of $4.72, and is not currently being amortized. At December 31, 2004, the carrying value of the Argyle notes total $1,177,000, which includes the $1,188,000 principal balance net of unamortized discounts of $11,000.

      As a condition to our entering into the November 2004 Financing and pursuant to the November 2004 Financing transaction documents, the investors required Argyle Capital Management Corporation (Argyle), a company wholly owned and controlled by Robert A. Olins, Chief Executive Officer and a director of SpatiaLight, to enter into an intercreditor and subordination agreement (the Intercreditor Agreement) pursuant to which Argyle agreed to subordinate our obligations to Argyle and the senior security interest in substantially all of the assets of SpatiaLight that were granted under certain notes (the Argyle Notes) to the interest represented by the investors in the November 2004 Financing.

      In consideration for Argyle entering into the Intercreditor Agreement and because, by their terms, the November 2004 Financing transaction documents prohibit the use of the proceeds of the November 2004 Financing to repay Company debt, our Board of Directors (Mr. Olins did not participate in this matter as a member of the Board) authorized SpatiaLight to enter into an extension and modification agreement between SpatiaLight and Argyle with respect to the Argyle Notes (the Extension Agreement). The Argyle Notes were originally issued in 1998 in exchange for $1,188,000 in cash and, prior to the November Financing, the due date of the Argyle Notes was extended from December 31, 2003 to June 30, 2005. The Argyle Notes accrue interest at a contractual annual rate of 6%. Both principal and interest under the Argyle Notes are convertible into our common shares at $0.50 per share. Pursuant to the Extension Agreement, the due date of the Argyle Notes was extended to December 31, 2008, and we issued 498,764 common shares to Argyle as prepayment of interest payable of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964 based on the closing price of the shares of $8.12 on December 21, 2004. In connection with the Intercreditor Agreement, the Board also authorized the reimbursement of $50,000 to Argyle for a fee that Argyle was required to pay to a bank to relinquish the bank's previously existing security interest in the assets of our Company.

November 2004 Senior Secured Convertible Debt Financing:

      As of November 30, 2004, we completed a non-brokered private placement of $10,000,000 original principal amount of 10% senior secured convertible notes (the 2004 Senior Secured Convertible Notes), due November 30, 2007 (the November 2004 Financing). Under the terms of the November 2004 Financing, the purchasers of the 2004 Senior Secured Convertible Notes, who, upon conversion of such notes shall become selling shareholders, have a nine-month right to purchase, expiring August 31, 2005, up to an additional $5,000,000 principal amount of notes subject to the same terms and conditions, including the $9.72 conversion price, as the 2004 Senior Secured Convertible Notes issued in the November 2004 Financing (the Additional Investment Rights). The 2004 Senior Secured Convertible Notes are convertible, at the option of the holders, into SpatiaLight common shares at the conversion price of $9.72 per share. At the conversion price, each $1,000 principal amount of the 2004 Senior Secured Convertible Notes is convertible into 102.88 of our common shares. The conversion price of the principal amount of the 2004 Senior Secured Convertible Notes is equal to a 25% premium above the ten-day trailing average of the volume weighted average price of our common shares ended November 29, 2004, which was $7.78.

      The 2004 Senior Secured Convertible Notes bear interest at an annual rate of 10%, payable quarterly, and are senior secured obligations of SpatiaLight. The interest is payable in cash or our common shares at our option, subject to certain conditions being met. In the event that we elect to pay interest with our common shares, the value of such shares shall be equal to the 20-day trailing average of the volume weighted average price of our common shares at the end of each quarterly interest period. For the quarterly interest period ended February 28, 2005, we paid interest to holders of 2004 Senior Secured Convertible Notes in cash. We are and expect to continue using the net proceeds from the transaction to fund construction and equipping of our state of the art manufacturing facility in the Republic of Korea and for general working capital purposes.

      Under the terms of the November 2004 Financing, Robert A. Olins, the Chief Executive Officer and a director of SpatiaLight, and Greenpark Limited, an unaffiliated shareholder of SpatiaLight, jointly and severally committed, in the event that the Board determines that such financing is necessary, to provide us with up to $6,000,000 in future financing on terms and conditions to be determined at the time of any such transaction. That financing commitment shall be reduced by any funds that SpatiaLight receives from future sales or exercises of its equity, debt or derivative securities, including the sale of our common shares under the Prospectus that we filed with the SEC on January 31, 2005, as part of a "shelf" registration process. As of March 28, 2005, we had received an aggregate total of $726,075 of such funds, thereby reducing the commitment by Mr. Olins and Greenpark Limited by such aggregate amount.

      In consideration for the financing commitment by Greenpark Limited, we agreed to reduce by $600,000 the amount owed by Greenpark Limited to us under that certain warrant installment agreement, dated as of October 14, 2002 (the Installment Agreement). Mr. Olins advised the Board that any consideration that the Board determined was owed to Mr. Olins for the financing commitment should instead be given as consideration to Greenpark Limited for its participation in the financing commitment. As a result, Mr. Olins was not, and is not to be, compensated for his participation in the financing commitment and the Board weighed that fact in their negotiation with Greenpark Limited with respect to amending the Installment Agreement. Pursuant to the Installment Agreement, in November 2002, Greenpark Limited exercised its warrant to purchase 746,268 common shares at the exercise price of $2.00 per share, for an aggregate purchase price of $1,492,536. Under the Installment Agreement, the Commitment Shareholder is required to make periodic installment payments towards such aggregate purchase price. There is a 6% annual interest rate with respect to the balance of the share purchase price owed to us and all accrued interest is due with the final payment. We issued all of the 746,268 shares to Greenpark Limited in 2003. As of March 28, 2005, Greenpark Limited owes to us a remaining adjusted principal balance of $241,462 (reflecting the purchase price reduction) plus accrued interest, which is due in periodic payments, with the final payment due on or before May 17, 2005. We will not give any further financial consideration to Greenpark Limited for such financing commitment..

ITEM 14. Principal Accountant Fees and Services

      The following represents the fees billed to us for the last two fiscal years by OUM, our current independent registered public accountants for the year ended December 31, 2004 and BDO, our former independent registered public accountants for the first, second and third quarters of 2004 and the year ended December 31, 2003.

SpatiaLight, Inc.
                                             2004              2003
                                           --------          --------
     Audit Fees (1)                        $172,965          $166,500
     Audit-Related Fees (2)                   6,330            12,000
     Tax Fees                                16,525            17,000
     All Other Fees                             N/A               N/A


(1) Includes services performed in connection with annual audits, quarterly reviews, and review of registration statements.

(2) Includes accounting consultations.

         Our Audit Committee adopted a policy for engaging our independent registered public accountants, OUM, for audit and non-audit services that includes requirements for the Audit Committee to pre-approve audit and non-audit services provided by the independent auditor. All of the audit services provided by BDO and OUM in the fiscal year 2004 (described in the footnotes to the table above) and related fees were approved in advance by our Audit Committee.

                                     PART IV

ITEM 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.


1.    Consolidated Financial Statements

      The following documents are filed as part of this Report under Item 8 herein:

      (a)   Consolidated Financial Statements Page

            Report of Independent Registered Public Accountants...............25
            Report of Independent Registered Public Accountants...............26
            Balance Sheets at December 31, 2004 and 2003......................27
            Statement of Operations for years ended December 31,
              2004, 2003 and 2002.............................................28
            Statements of Stockholders' Equity (Deficit) for
              years ended December 31, 2004, 2003 and 2002....................29
            Statements of Cash Flows for years ended December 31,
              2004, 2003 and 2002.............................................32
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................34
            Quarterly Results (unaudited).....................................50

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

10.5 LCoS Supply Agreement dated as of July 1, 2004, between SpatiaLight, Inc. and LG Electronics Inc.*+

14.1      Code of Business Conduct and Ethics

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

+Previously filed.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April 2005.

                                         SPATIALIGHT, INC.

                                         By: /s/ ROBERT A. OLINS
                                             ----------------------------------
                                             Robert A. Olins
                                             Chief Executive Officer, Principal
                                               Financial and Accounting Officer