Form 10-Q
period 2005-03-31
SPATIALIGHT INC
filed 2005-05-10
CIK 881468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
 (Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,925,406 common shares as of May 9, 2005.

                                SPATIALIGHT, INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2005


                                Table of Contents


PART I            FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2005 and December 31, 2004.........................3

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2005 and 2004...........4

                  Condensed Consolidated Statements of Stockholders'
                  Equity for the Three Months Ended March 31, 2005.............5

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2005 and 2004...........6

                  Notes to Condensed Consolidated Financial Statements.........7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............15

         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risks.......................................................32

         Item 4.  Controls and Procedures.....................................33

PART II  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds...................36

         Item 6.  Exhibits and Reports on Form 8-K............................37

PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

SPATIALIGHT, INC.
CONSDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,      December 31,
                                                                       2005            2004
                                                                   ------------    ------------
                                                                    (unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                        $  4,115,598    $  9,087,551
  Accounts receivable, net of allowance of $345,030 at March 31,
     2005 and December 31, 2004                                          45,707         264,053
  Inventory                                                           1,324,102       1,173,314
  Prepaids and other current assets                                     594,575         949,711
  Prepaid non-cash interest to related party                          1,037,005         913,889
                                                                   ------------    ------------
          Total current assets                                        7,116,987      12,388,518

Property and equipment, net                                           6,239,877         858,212
Construction in progress                                                     --       2,801,521
Prepaid non-cash interest to related party                            3,182,115       3,474,386
Other assets                                                            125,868         123,774
                                                                   ------------    ------------

               Total assets                                        $ 16,664,847    $ 19,646,411
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $    952,074    $    601,394
  Note purchase option liability                                          8,639         659,874
  Accrued expenses and other current liabilities                      1,720,272       2,533,546
                                                                   ------------    ------------
        Total current liabilities                                     2,680,985       3,794,814

Senior secured and other convertible notes                           10,001,633       9,885,140
                                                                   ------------    ------------

               Total liabilities                                     12,682,618      13,679,954
                                                                   ------------    ------------
Commitments

Stockholders' equity:
  Common stock, $.01 par value:
     50,000,000 shares authorized;
      35,925,441 and 35,326,436 shares issued and outstanding,
     at March 31, 2005 and December 31, 2004, respectively              359,254         353,264
Additional paid-in capital                                           73,565,555      69,384,146
Notes receivable                                                       (243,793)       (241,462)
Common shares issuable                                                       --       4,038,149
Other comprehensive income                                               90,950          73,562
Accumulated deficit                                                 (69,789,737)    (67,641,202)
                                                                   ------------    ------------
        Total stockholders' equity                                    3,982,229       5,966,457
                                                                   ------------    ------------

Total liabilities and stockholders' equity                         $ 16,664,847    $ 19,646,411
                                                                   ============    ============

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                         Three months ended March 31,
                                                                            2005            2004
                                                                        ------------    ------------
Revenue                                                                 $     97,759    $    319,100
Cost of revenue                                                              (69,844)       (346,682)
                                                                        ------------    ------------
          Gross margin                                                        27,915         (27,582)
                                                                        ------------    ------------
Selling, general and administrative expenses:
   Selling, general and administrative expenses                            1,707,265       1,005,144
   Stock-based general and administrative expenses                            99,050          42,924
                                                                        ------------    ------------
          Total selling, general and administrative expenses               1,806,315       1,048,068

   Research and development expenses                                         493,496         681,760
                                                                        ------------    ------------

          Total operating expenses                                         2,299,811       1,729,828
                                                                        ------------    ------------

          Operating loss                                                  (2,271,896)     (1,757,410)
                                                                        ------------    ------------
Other income (expenses):
  Interest expense:
          Interest expense                                                  (267,135)        (17,820)
          Non-cash interest expense                                         (277,592)       (187,696)
                                                                        ------------    ------------
            Total interest expense                                          (544,727)       (205,516)
                                                                        ------------    ------------

  Other income:
          Gain from the revaluation of note purchase option liability        651,235              --
          Interest and other income                                           19,153          17,833
                                                                        ------------    ------------
             Total other income                                              670,388          17,833
                                                                        ------------    ------------

          Total other income (expenses)                                      125,661        (187,683)
                                                                        ------------    ------------

   Loss before income tax expense                                         (2,146,235)     (1,945,093)

Income tax expense                                                             2,300             800
                                                                        ------------    ------------

Net loss                                                                $ (2,148,535)   $ (1,945,893)
                                                                        ============    ============

Net loss per share - basic and diluted                                  $      (0.06)   $      (0.06)
                                                                        ============    ============
Weighted average shares used in computing
 net loss per share- basic and diluted                                    35,817,964      32,760,703
                                                                        ============    ============

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited) THREE MONTHS ENDED MARCH 31, 2005

                                                                                     ADDITIONAL
                                                               COMMON STOCK           PAID-IN          NOTES       ACCUMULATED
                                                           SHARES        AMOUNT       CAPITAL       RECEIVABLE        DEFICIT
                                                        ------------   ----------   ------------   ------------    ------------
Balance, January 1, 2005                                  35,326,436   $  353,264   $ 69,384,146   $   (241,462)   $(67,641,202)

Exercise of stock options and warrants                        17,500          175         50,025             --              --
Issuance of common shares issuable                           581,505        5,815      4,032,334             --              --
Issuance of options to employees and directors                    --           --          8,250             --              --
Issuance of warrant for services                                  --           --         90,800             --              --
Accrued interest on notes receivable from stockholder             --           --             --         (2,331)             --
Comprehensive loss:
    Net loss                                                      --           --             --             --      (2,148,535)
    Foreign currency translation adjustment                       --           --             --             --              --
                                                        ------------   ----------   ------------   ------------    ------------
         Total comprehensive loss                                 --           --             --             --              --
                                                        ------------   ----------   ------------   ------------    ------------
Balance March 31, 2005                                    35,925,441   $  359,254   $ 73,565,555   $   (243,793)   $(69,789,737)
                                                        ============   ==========   ============   ============    ============

                                                           OTHER          COMMON          TOTAL
                                                         COMPREHEN-        STOCK       STOCKHOLDERS'
                                                        SIVE INCOME      ISSUABLE         EQUITY
                                                        ------------   ------------    ------------
Balance, January 1, 2005                                $     73,562   $  4,038,149    $  5,966,457

Exercise of stock options and warrants                            --             --          50,200
Issuance of common shares issuable                                --     (4,038,149)             --
Issuance of options to employees and directors                    --             --           8,250
Issuance of warrant for services                                  --             --          90,800
Accrued interest on notes receivable from stockholder             --             --          (2,331)
Comprehensive loss:
    Net loss                                                      --             --      (2,148,535)
    Foreign currency translation adjustment                   17,388             --          17,388
                                                        ------------   ------------    ------------
         Total comprehensive loss                                 --             --      (2,131,147)
                                                        ------------   ------------    ------------
Balance March 31, 2005                                  $     90,950   $         --    $  3,982,229
                                                        ============   ============    ============

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                                  2005           2004
                                                                              -----------    -------------
Cash flows from operating activities:
Net loss                                                                      $(2,148,535)   $(1,945,893)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                   119,284        130,596
  Stock-based general and administrative expense                                   99,050         42,924
  Non-cash interest expense                                                       277,592        187,696
  Gain from revaluation of note purchase option liability                        (651,235)            --
  Accrued interest on notes receivable from stockholder                            (2,331)       (13,202)
  Changes in operating assets and liabilities:
     Accounts receivable                                                          218,346       (253,000)
     Inventory                                                                   (150,788)       (18,108)
     Prepaid and other current assets                                             363,192         12,931
     Other assets                                                                  15,294        (11,000)
     Accounts payable                                                             350,680       (232,844)
     Accrued expenses and other current liabilities                              (199,339)       (65,098)
                                                                              -----------    -----------

                                 Net cash used in operating activities         (1,708,790)    (2,164,998)
                                                                              -----------    -----------

Cash flows from investing activities:
  Construction of building and improvements,
  and acquisition of equipment                                                 (3,310,285)       (97,727)
                                                                              -----------    -----------

                                 Net cash used in investing activities         (3,310,285)       (97,727)
                                                                              -----------    -----------

Cash flows from financing actitivies:
  Proceeds from exercise of warrants and options                                   50,200        338,210
                                                                              -----------    -----------

                             Net cash provided by financing activities             50,200        338,210
                                                                              -----------    -----------

Net decrease in cash and cash equivalents                                      (4,968,875)    (1,924,515)

Effect of exhange rate differences on cash                                         (3,078)            --

Cash and cash equivalents at beginning of period                                9,087,551      6,359,969
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $ 4,115,598    $ 4,435,454
                                                                              ===========    ===========

Non cash financing activities:

  Common shares issued upon conversion of interest and notes                  $        --    $ 1,138,374
                                                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements

                                SPATIALIGHT, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.           BUSINESS DESCRIPTION

We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. Our current customers and prospective customers are original equipment manufacturers (OEMs) engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Our products are also suitable for incorporation into other potential display applications including rear projection computer monitors, wireless communication devices, portable games and digital assistants, although we are not currently working with OEMs of any of these products.

NOTE 2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In our management's opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2004. The interim results for the period ended March 31, 2005 are not necessarily indicative of results for the full fiscal year.

Certain prior period amounts have been reclassified in order to conform to current period presentation.

NOTE 3.           LIQUIDITY

Through March 31, 2005 we have sustained recurring net losses from operations and at March 31, 2005 had total equity of approximately $3,982,000 and net working capital of approximately $4,436,000. During the three months ended March 31, 2005, we experienced negative cash flows from operating activities of approximately $1,709,000 and had a net loss of approximately $2,149,000. We expect to meet our cash needs and fund our working capital requirements with our existing cash balances and from additional sources as follows: the purchasers in the November 2004 Financing have the option, which expires on August 31, 2005, to lend us an additional $5,000,000 on the same terms as the November 2004 Financing. Robert A. Olins, our Chief Executive Officer and a director of SpatiaLight, and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed to provide us with additional financing as more fully described in Note 6. We also expect to receive cash payments from our customers and from the exercises of options and warrants. There can be no assurances that existing investors will exercise their warrants or that the purchasers in the November 2004 Financing will exercise their right to make the additional lending investment. We also filed a "shelf" registration statement on Form S-3 with the SEC on January 31, 2005, for the sale of up to two million of our common shares, in one or more offerings. As of the date hereof, this "shelf" registration statement has not been declared effective by the SEC, and we cannot offer any assurances as to when such registration statement may become effective. We believe that our current cash and cash equivalents combined with the financing commitment from Robert A. Olins and Greenpark Limited will be sufficient to meet our capital and liquidity requirements for our operations for the twelve months following the date of this filing.

NOTE 4.  STOCK-BASED COMPENSATION

We account for our stock-based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common shares exceeds the exercise price for stock options or the purchase price for issuances or sales of common shares. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," we disclose the pro forma effects of using the fair value method of accounting for stock-based employee and director compensation arrangements and record compensation expense for the fair value of options granted to non-employees.

If we had elected the fair value method of accounting for employee and director stock options, compensation cost would have been accrued at the estimated fair value of stock option grants over the service period, regardless of later changes in stock prices and price volatility.

The table below shows net loss per share for the three months ended March 31, 2005 and 2004 as if we had elected the fair value method of accounting for stock options.

                                                    Three months ended March 31,
                                                         2005           2004
                                                     -----------    -----------
Net loss as reported                                 $(2,148,535)   $(1,945,893)

Add: Stock-based employee/director compensation
  included in reported net loss, net of any
  applicable related tax effects                           8,250         42,924
Deduct: total stock-based employee compensation
  determined under fair value method for all awards,
  net of any applicable related tax effects           (1,043,100)      (786,081)
                                                     -----------    -----------

Proforma net loss, as adjusted                       $(3,183,385)   $(2,689,050)
                                                     ===========    ===========

Loss per share:
Basic and diluted, as reported                       $     (0.06)   $     (0.06)
Basic and diluted, as adjusted                       $     (0.09)   $     (0.08)


NOTE 5.           PER SHARE INFORMATION

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Excluded from the computation of diluted loss per share for the three months ended March 31, 2005 and March 31, 2004, respectively, are options and warrants to acquire 6,917,761 and 6,352,183 common shares, and 3,404,807 and 2,376,000 common share equivalents relating to convertible secured notes, because the effect of their assumed exercise would be antidilutive. The weighted average exercise price as of March 31, 2005 for the options and warrants is $4.01 and $3.25, respectively; the weighted average conversion price for the common share equivalents related to convertible notes is $3.29.

NOTE 6.           NOTES PAYABLE

Convertible notes at March 31, 2005 consist of the following:

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

On September 20, 2002, the due date was extended until March 31, 2004. Accordingly, the remaining unamortized discount at the extension date of $198,000 was being amortized through March 31, 2004, resulting in a new effective interest rate of 17% per annum when compared to the outstanding principal balances. On December 31, 2003, the due date was extended until June 30, 2005. Accordingly, the remaining unamortized discount of $33,000 at the extension date was being amortized through June 30, 2005, resulting in a new effective interest rate of 8% per annum when compared to the outstanding principal balances. On November 30, 2004, the due date was extended until December 31, 2008. The remaining unamortized discount of $11,000 at the extension date will be amortized through June 30, 2005.

On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest payable on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. On December 22, 2004, we issued 50,000 common shares, and 448,764 common shares became issuable (and were issued in January 2005), as a prepayment of interest payable on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of March 31, 2005, total prepaid interest on the Argyle notes for the period April 1, 2005 to December 31, 2008 is $4,219,120 with $1,037,005 classified as a current asset, and $3,182,115 classified as a noncurrent asset.

At March 31, 2005, the carrying value of the Argyle notes totals $1,182,500, which includes the $1,188,000 principal balance, net of the unamortized discount of $5,500.

The November 2004 Financing:

On November 30, 2004, we completed a non-brokered private placement of $10 million of senior secured notes (the 2004 Senior Secured Convertible Notes). The 2004 Senior Secured Notes accrue interest at 10%, payable quarterly, and the interest is payable in cash or common shares, at our option (if certain conditions are met). The value of the shares for the purposes of calculating interest payments shall be equal to the 20-day trailing average of the volume weighted average prices of our common shares at the end of each quarterly interest period. The 2004 Senior Secured Notes are due November 30, 2007.

The 2004 Senior Secured Convertible Notes are convertible, at the option of the holders, into our common shares at the conversion price of $9.72 per share. The conversion price of the principal amount of the 2004 Senior Secured Convertible Notes is equal to a 25% premium above the ten-day trailing average of the volume weighted average price of our common shares for the period ended November 29, 2004, which was $7.78. As part of the November 2004 Financing, the purchasers required Argyle to enter into an intercreditor and subordination agreement (the Intercreditor Agreement) pursuant to which Argyle agreed to subordinate our obligations to Argyle and the senior security interest in substantially all of our assets that were granted under the Argyle Notes to the interest represented by the purchasers of the 2004 Senior Secured Convertible Notes. In addition, under the terms of the November 2004 Financing, we are prohibited from using the funds to repay debt or to pay dividends.

We are required to file a registration statement for resale of the shares issuable upon conversion of the notes and have the registration statement declared effective no later than 120 days after November 30, 2004. Pursuant to our amended registration rights agreement with the noteholders, if the registration does not become effective by April 20, 2005, or does not remain effective, we may be required to pay each noteholder cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter until the registration becomes effective. As of the date of this filing, that registration statement that we filed with the SEC has not been declared effective by the SEC.

In consideration for Argyle entering into the Intercreditor Agreement, our Board of Directors authorized us to enter into an extension and modification agreement between SpatiaLight and Argyle with respect to the Argyle Notes (the Extension Agreement) under which the due date of the Argyle Notes was extended to December 31, 2008.

Under the terms of the November 2004 Financing, Robert A. Olins and Greenpark Limited, an unaffiliated shareholder of SpatiaLight, jointly and severally committed, in the event that the Board determines that such financing is necessary, to provide us with up to an additional $6 million in future financing on terms and conditions to be determined at the time of any such transaction. That financing commitment shall be reduced by any funds that we receive from future sales or exercises of our equity, debt or derivative securities, including the sale of our common shares under the Prospectus that we filed with the SEC on January 28, 2005, as a part of a "shelf" registration process. At March 31, 2005, we had received an aggregate total of $726,200 of such funds, thereby reducing the commitment by Mr. Olins and Greenpark Limited by an equal aggregate amount.

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

On March 31, 2005 the AIR was revalued at $8,639 using the Black-Scholes option pricing model and the following assumptions: stock price $5.05, exercise price $9.72, volatility 49%, risk free interest rate 2.50%, a remaining contractual life of five months and a dividend yield of 0. The reduction in the liability of $651,235 was recorded as a gain from the revaluation of the note purchase option liability and is included in other income. The assumptions changed from the December valuation date for the same reasons stated above.

The $1,072,248 discount applied to the 2004 Senior Secured Convertible Notes gave rise to a beneficial conversion feature of $156,610 resulting from the excess aggregate value of the common shares issuable upon conversion of the 2004 Senior Secured Convertible Notes into common shares over the discounted carrying value of the 2004 Senior Secured Convertible Notes at the issuance date. The resulting beneficial conversion feature is treated as an additional discount to the 2004 Senior Secured Convertible Notes and an increase in additional paid-in capital, and will be amortized, along with the original discount related to the value of the AIR, over the life of the Notes. In addition, $100,000 of legal fees reimbursed to one of the lenders was recorded as a note discount and is being amortized over the life of the notes. Additional financing costs of $117,162 were recorded in prepaid expenses and are being amortized over the life of the notes.

Activity in notes payable for the three months ended March 31, 2005 is as follows:

                                            Balance at      Additional    (Payment) or    Reduction in
                                           December 31,       or New        Discount        Prepaid         Balance at
Debt Principal:                                2004          Discount     Amortization      Interest      March 31, 2005
                                           ------------    ------------   ------------    ------------    -------------
Argyle                                     $  1,188,000    $         --   $         --    $         --    $  1,188,000
Argyle discount                                 (11,000)             --          5,500              --          (5,500)
November financing                           10,000,000              --             --              --      10,000,000
November financing beneficial conversion       (152,260)             --         13,050              --        (139,210)
Reimbursement of investor's legal fees          (97,222)             --          8,333              --         (88,889)
November financing AIR discount              (1,042,378)             --         89,610              --        (952,768)
                                           ------------    ------------   ------------    ------------    ------------
               Total principal             $  9,885,140    $         --   $    116,493    $         --    $ 10,001,633
                                           ============    ============   ============    ============    ============

Interest:
Accrued Argyle 6%                          $         --    $     17,820   $         --    $    (17,820)   $         --
Beneficial interest                                  --         151,335             --        (151,335)             --
November financing                               84,932         250,000       (250,000)             --          84,932
                                           ------------    ------------   ------------    ------------    ------------
                Total interest             $     84,932    $    419,155   $   (250,000)   $   (169,155)   $     84,932
                                           ============    ============   ============    ============    ============


Non-cash interest expense is as follows:

                                                                 Three months
                                                                ended March 31,
                                                             -------------------
                                                               2005       2004
                                                             --------   --------
Amortization of note discounts and prepaid financing costs $126,257 $ 5,500 Effect of beneficial conversion privileges
  on accrued interest                                         151,335    182,196
                                                             --------   --------
                                                             $277,592   $187,696
                                                             ========   ========


NOTE 7.           ISSUANCE OF SECURITIES

Exercise of Stock Options in the three months ended March 31, 2005
------------------------------------------------------------------

During the first three months of 2005, 17,500 common shares were issued upon the exercise of employee stock options. Total cash received was $50,200.

Issuance of Shares, Stock Options and Warrants in the three months ended March 31, 2005
------------------------------------------------------------------------------

In February 2005, we issued a fully vested warrant to purchase 75,000 common shares as payment to a sales agent. A value of $90,800 was assigned to the warrant using the Black-Scholes pricing model and the following assumptions: stock price $4.66, exercise price $4.50, historical volatility 64%, risk free rate 2.50%, dividend yield of 0 and a contractual life of 10 months. This amount is included in stock-based general and administrative expenses.

In January 2005, 581,505 common shares with a value of $4,038,149 previously recorded as common shares issuable were issued.

Other expenses totaling $8,250 in the three months ended March 31, 2005 relate to the valuation of employee option issued with an exercise price lower than the market price on the grant date and are also included in stock-based general and administrative expenses.

Issuance of Shares Under Installment Note

In November 2002, a warrant to purchase 746,268 common shares was exercised by the purchaser of the warrant at $2.00 per share under a warrant installment agreement totaling $1,492,536. Payments of $200,000 were made in 2002. An additional $402,500 was received in 2003. In 2004, a payment of $142,350 was made which represented interest accrued through March 2004 of $92,350, and an installment payment of $50,000 for April 2004. Interest accrues at 6% per annum and is due with the final payment. The 746,268 shares were issued to the purchaser in the third quarter of 2003. On July 7, 2004, the Board of Directors approved an agreement with the purchaser that, in consideration for the purchaser's involvement in our efforts to obtain financing, we would suspend the warrant installment payments through the end of the third quarter of 2004, at which time the Board would evaluate the financing efforts and the involvement attributed to the purchaser. On November 30, 2004, the Board resolved that in connection with the November 2004 Financing, the purchaser and Robert A. Olins, the Chief Executive Officer and a director SpatiaLight, were each entitled to receive due consideration from us for their respective financing commitments. Mr. Olins communicated with the Board his desire to forego any consideration in favor of the purchaser. We agreed with the purchaser to reduce the amount owed by the purchaser under the warrant installment agreement by $600,000. At March 31, 2005, the remaining balance of the note receivable, plus accrued interest, under the warrant installment agreement is $243,793. This note is payable in monthly installments of $48,055, with the final payment due May 17, 2005. At March 31, 2005 the monthly installments due in the first quarter 2005 have not been made.

Stock-based compensation is as follows:

                                                  Three months ended March 31,

                                                     2005              2004
                                                ---------------  ---------------
Options granted to employees and directors            $  8,250         $ 42,924
Warrants issued for services                            90,800               --
                                                ---------------  ---------------
                                                      $ 99,050         $ 42,924
                                                ===============  ===============

NOTE 8.           SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER INFORMATION

Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying financial statements of operations. Therefore, we have determined that we operate in a single business segment. All of our assets are located at our facilities in the United States at March 31, 2005, except for the following:

                                   Korea        Hong Kong        Japan         Total
                                -------------------------------------------------------
Cash                            $1,261,944     $       --     $       --     $1,261,944
Property and equipment, net      1,325,913             --             --      1,325,913
Building and improvements        3,927,500             --             --      3,927,500
Inventory                          134,349        428,321        467,201      1,029,871
                                -------------------------------------------------------
                                $6,649,706     $  428,321     $  467,201     $7,545,228
                                =======================================================

Of our total revenue in 2005, 69% was derived from the sales of our LCoS Sets to a customer located in the Republic of Korea. The remaining 30% was derived sales of our LCoS Sets to customers in Hong Kong, Taiwan, China and the United States. For the three months ended March 31, 2005, 69% of revenue was derived from one customer. This customer made up 84% of the accounts receivable balance at March 31, 2005.

NOTE 9.           INVENTORY

Inventory consisted of the following as of March 31, 2005 and December 31, 2004:

                                       March 31,              December 31,
                                         2005                     2004
                                 ------------------       -----------------
Raw materials                            $ 661,105               $ 691,168
Work-in-progress                            41,545                  31,684
Finished goods                             621,452                 450,462
                                 ------------------       -----------------
                                       $ 1,324,102             $ 1,173,314
                                 ==================       =================

NOTE 10.          RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. "Accounting for Stock-Based Compensation," and supersede APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R is to be applied in the first quarter of 2006. We have not yet evaluated the impact that the adoption of SFAS No. 123R will have on our consolidated financial statements; however, the adoption could materially impact our results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Item, 2 and those discussed in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 27, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of our condensed consolidated financial condition as of March 31, 2005, and our results of operations for the three months ended March 31, 2005 and 2004. The following should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere herein.

OVERVIEW

We are in the business of manufacturing high-resolution LCoS microdisplays. Our current customers and prospective customers are original equipment manufacturers
(OEMs) engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Our products are also suitable for incorporation into other potential display applications including rear projection computer monitors, wireless communication devices, portable games and digital assistants, although we are not currently working with OEMs of any of these products.

Status of Business with LG Electronics, Inc.

In July 2004, we entered into an agreement with LG Electronics, providing for us to sell a specially tailored version of our T-3 LCoS Sets to LG Electronics (see a description of our products under "Business Strategy," discussed below). Under the agreement, LG Electronics agreed to purchase from us a minimum of 21,000 LCoS Sets over an initial six-month delivery period. Based upon progress to date, we currently anticipate that the initial six-month delivery period for the LCoS Sets, which was scheduled to commence in January, will begin in the second quarter of 2005, subject to LG Electronics' completion of pre-production requirements. Subsequent deliveries scheduled under our agreement with LG Electronics (which was filed as Exhibit 10.5 to our Annual Report on Form 10-K/A on April 27, 2005) are now scheduled to follow the first delivery on a monthly basis. Under the agreement, commencing in the first delivery month, LG Electronics is required to provide us with rolling monthly firm purchase orders six months in advance of the scheduled delivery and rolling twelve-month advance projections of its anticipated future orders. Although the agreement does not contain any minimum purchase requirements after the initial six-month delivery period, it projects that LG Electronics will commence larger mass-production scale purchases of LCoS Sets from us in the seventh delivery month, which we currently expect to occur in the fourth quarter of 2005. The agreement is scheduled to have a two-year delivery term with monthly deliveries of LCoS Sets. All of the rights and obligations of the parties under the agreement are subject to a limited quantity of trial LCoS Sets, all of which have been delivered to LG Electronics, meeting certain final technical specifications for product performance. As provided in our agreement, LG Electronics and we have been cooperating to the extent necessary to assure that the trial LCoS Sets meet the final specifications called for by the agreement. We are currently working with LG Electronics on the final stage integration of our LCoS Sets into LG Electronics' rear projection televisions and we expect that this final integration process will be completed and we expect to receive written confirmation from LG Electronics that we have met the final technical specifications during the second quarter of 2005.

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

Other Business Development

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

Manufacturing Capacity

We have completed construction on our new manufacturing facility located in the Republic of Korea. The Korean facility will serve as our central commercial manufacturing base. We expect that the facility will commence producing products for commercial sale in the second quarter of 2005. The facility is designed with the capacity, on full employment, to produce up to 28,000 LCoS Sets per month. The facility has been specially designed so that capacity may be increased up to 120,000 LCoS Sets per month in several expansion phases. We believe that the facility can be expanded in an expedient manner in the event that such expansion becomes necessary based upon increased or perceived increased demand for our products from our customers.

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

Currently we manufacture our LCoS Sets in limited commercial quantities at our facility in California. Once the Korean facility reaches full-production mode, we intend to transition the California facility to research and development and special project operations. We will not lay off any U.S. employees as the result of opening the Korean facility.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had approximately $4,116,000 in cash and cash equivalents, a decrease of approximately $4,972,000 from the December 31, 2004 amount of $9,088,000. Our net working capital at March 31, 2005 was approximately $4,436,000 compared to a net working capital of approximately $8,594,000 at December 31, 2004. This working capital change is primarily due to the use of cash to fund the construction of our manufacturing facility and purchase of the equipment for that facility, as well as fund our operating expenses.

Net cash used in operating activities totaled approximately $1,709,000 and $2,165,000 for the three months ended March 31, 2005 and 2004, respectively, representing a decrease of approximately $456,000.

Net cash provided by financing activities in the three months ended March 31, 2005 was approximately $50,000 as compared to approximately $340,000 for the three months ended March 31, 2004. In the first quarter of 2005 and 2004, cash was provided primarily from the exercise of employee stock options.

We expect to meet our cash needs and fund our working capital requirements with our existing cash balances and from additional sources as follows: the purchasers in the November 2004 Financing have the option, which expires on August 31, 2005, to lend us an additional $5,000,000 on the same terms as the November 2004 Financing. Robert A. Olins, our Chief Executive Officer and a director of SpatiaLight, and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed to provide us with additional financing as more fully described in Note 6. We also expect to receive cash payments from our customers and from the exercises of options and warrants. There can be no assurances that existing investors will exercise their warrants or that the purchasers in the November 2004 Financing will exercise their right to make the additional lending investment. We also filed a "shelf" registration statement on Form S-3 with the SEC on January 31, 2005, for the sale of up to two million of our common shares, in one or more offerings. As of the date hereof, such registration statement has not been declared effective by the SEC. We believe that our current cash and cash equivalents combined with the financing commitment from Robert A. Olins and Greenpark Limited will be sufficient to meet our capital and liquidity requirements for our operations for the twelve months following the date of this filing.

RESULTS OF OPERATIONS

Revenue. We recognized revenue of approximately $98,000 and $319,000 for the three months ended March 31, 2005 and 2004, respectively. Revenue for the three-month period in 2005 was from the sale of LCoS Sets and supporting electronics. Revenue in the three months ended March 31, 2004 was primarily from the sale of display units. Our revenue for the 2005 period was lower than the comparable period in 2004 because LCoS Sets have a lower sales price than display units and because our sales strategy has changed, as more fully described under the heading Business Strategy above.

Revenue from one customer, LG Electronics, accounted for 69% of our total revenue for the three months ended March 31, 2005. The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost expected revenue in a timely manner could harm our sales or results of operations. Accounts receivable from this customer accounted for 84% of total accounts receivable as of March 31, 2005.

Cost of revenue. Cost of revenue was approximately $70,000 and $347,000 in the three months ended March 31, 2005 and 2004, respectively. Cost of revenue consists primarily of product costs. Cost of revenue in 2004 includes an adjustment to restate inventory at the lower of cost or market as our initial purchases were at a cost higher than we expected to incur for future purposes.

Gross margin. The gross margin for the three months ended March 31, 2005 increased approximately $55,000 from our gross margin for the same period in 2004. This is due to the higher gross margin on our LCoS Sets in addition to the inventory adjustment in 2004 that had no comparable expense in 2005.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $1,710,000 and $1,005,000 in the three months ended March 31, 2005 and 2004 respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. Salaries and related taxes and benefits increased approximately $225,000 as a result of the increase in administrative staff, due in part to the hiring of a sales and marketing team. In addition, travel and lodging expenses increased by approximately $80,000 due to increase in travel to Asia in the three months ended March 31, 2005. This was related to the building and completion of our manufacturing facility in the Republic of Korea. In addition, professional services increased approximately $200,000 in the three months ended March 31, 2005 due to the various filings related to our November 2004 Financing. Rent increased approximately $70,000, while office supplies and other general and administrative expenses related to our new Korean facility were incurred that had no comparable expense in the first quarter of 2004.

Stock-based compensation. Stock-based compensation was approximately $100,000 in the three months ended March 31, 2005 and approximately $43,000 in the three months ended March 31, 2004. The amounts incurred relate to common shares, stock options, and warrants issued. Expenses in 2005 and 2004 relate primarily to a warrant and stock options issued in exchange for services and the issuance of options to an employee in 2003 that are being expensed over the vesting period.

Research and development costs. Research and development costs were approximately $493,000 and $682,000 in the three months ended March 31, 2005 and 2004, respectively. During the first quarter of 2005, significant effort has been expended on assisting the manufacturing ramp-up, with a corresponding reduction in research and development project spending. As the ramp-up is completed, it is anticipated that the effort will be redirected to research and development projects.

Interest expense. Interest expense for the three months ended March 31, 2005 increased approximately $250,000 from the same period in 2004 due to the issuance of $10,000,000 of Senior Secured Convertible Notes in November 2004, which accrue interest at 10% annually.

Non-cash interest expense. Non-cash interest expense was approximately $278,000 and $188,000 for the three months ended March 31, 2005 and 2004, respectively. Non-cash interest expense relates to the beneficial price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, Chief Executive Officer and a director of the Company. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Also included in non-cash interest expense is the amortization of note discounts and prepaid financing costs.

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

BUSINESS RISKS AND UNCERTAINTIES

WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE AND THEREFORE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY.

We have incurred losses to date and have experienced cash shortages. For the three months ended March 31, 2005, we incurred net losses of approximately
$2,149,000. In addition, we had an accumulated deficit of approximately $69,790,000 as of March 31, 2005. We expect additional losses as we continue spending for production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

WHILE WE HAVE OBTAINED FINANCING AND FINANCING COMMITMENTS THAT WE EXPECT WILL BE SUFFICIENT TO FUND OUR CURRENTLY ANTICIPATED FINANCIAL NEEDS THROUGH THE SECOND QUARTER OF 2006, IF WE ARE UNABLE TO OBTAIN FURTHER FINANCING IN THE FUTURE OR GENERATE REQUIRED WORKING CAPITAL FOR FUTURE CAPITAL NEEDS, OUR ABILITY TO OPERATE COULD SUFFER OR CEASE.

Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including further investments in research and development, equipment, facilities and production activities. Our financial condition and liquidity have been strongly assisted through private sales of our common shares, the $10 million, less expenses, raised by us in the November 2004 Financing, the approximately $4,955,000 raised from the sale in December 2003 of one million of our common shares which were registered for sale by means of a "shelf" registration process, and $2,888,703 raised through exercises of stock options and warrants during 2004. The purchasers in the November 2004 Financing also have the option, which expires on August 31, 2005, to lend an additional $5 million on the same terms, as more fully described in Note 6. In addition, Robert A. Olins, Chief Executive Officer and a director of SpatiaLight and Greenpark Limited, jointly committed to provide us with additional financing, subject to the conditions more fully described in Note 6. Despite these financing and commitments, we may still require additional financing to satisfy our increasing working capital requirements in the future. Reliance on private equity purchase agreements and public offerings and exercises of derivative securities to finance our future operations entails the additional risks of default by purchasers under such equity purchase agreements or our inability to sell publicly registered shares and an insufficient number of warrants being exercised owing to the prevailing market prices of our underlying common shares. In the event that we require additional financing in the future and we are unable to obtain further financing on satisfactory terms, or we are unable to generate sales sufficient to offset our costs, or if our costs of development and operations are greater than we anticipate, we may be unable to increase the size of our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

THE OBLIGATIONS ARISING FROM THE NOVEMBER 2004 FINANCING RESTRICTS OUR FUTURE FINANCING ALTERNATIVES AND MAY RESULT IN FINANCIAL DIFFICULTIES FOR US IN THE FUTURE.

The $10,000,000 2004 Senior Secured Convertible Notes issued pursuant to the November 2004 Financing bear a 10% rate of interest and are not prepayable, in whole or in part, prior to their maturity on November 30, 2007. Therefore, we do not have the ability to refinance the 2004 Senior Secured Convertible Notes with debt obligations bearing more favorable terms to us or out of the proceeds of an equity financing until their above-noted maturity date. However, after the first anniversary of the November 2004 Financing's closing, we have the right to force conversion of the 2004 Senior Secured Convertible Notes into our common shares in the event that our common shares trade at or above $14.58 (150% of the $9.72 conversion price of the 2004 Senior Secured Convertible Notes) for twenty consecutive trading days. Furthermore, the 2004 Senior Secured Convertible Notes are secured by virtually all of the assets of our Company, other than those located in Korea, and it may therefore be difficult for us to obtain future debt financing; however, the terms of the November 2004 Financing allow us to subordinate the security interests of the 2004 Senior Secured Convertible Notes to a security interest given to a bank or other institution arising from accounts receivable, contractual rights, inventory or similar financing. If we default in meeting our obligations under the 2004 Senior Secured Convertible Notes, the indebtedness which they evidence will become immediately due and payable, and the holders of such 2004 Senior Secured Convertible Notes will be entitled to foreclose on our assets to the serious detriment of our future operations. As noted elsewhere in this 10-Q, the 2004 Senior Secured Convertible Notes are convertible into our common shares and the issuance of such shares (including any shares issued in payment of interest on such notes) may have a dilutive effect on the value of our outstanding common shares.

WE ARE SUBJECT TO LENGTHY DEVELOPMENT PERIODS AND PRODUCT ACCEPTANCE CYCLES, WHICH MAY SIGNIFICANTLY HARM OUR BUSINESS.

Our business model requires us to develop microdisplays that perform better than existing technologies, manufacture our LCoS Sets and/or display units in bulk, and sell the resulting LCoS Sets and/or display units to original equipment manufacturers that will then incorporate them into their products. Original equipment manufacturers make the determination during their product development programs whether to incorporate our LCoS Sets and/or display units in their products. This requires us to invest significant amounts of time and capital in designing our LCoS Sets and/or display units before we can be assured that we will generate any significant sales to our customers or even recover our investment. If we fail to recover our investment in the LCoS Sets and/or display units, it could seriously harm our financial condition. In addition, the time period that our products may be demanded by our customers could be limited by the acceptance of new technologies developed by our competitors.

WE  INCUR  SUBSTANTIAL   OPERATIONAL  AND  RESEARCH  AND  DEVELOPMENT  COSTS  IN
CONNECTION WITH PRODUCTS AND TECHNOLOGIES THAT MAY NOT BE SUCCESSFUL.

We currently have nine full-time engineering and ten full-time manufacturing personnel based in California working on microdisplays. We are currently actively hiring personnel for our manufacturing facility located in the Republic of Korea. We currently have six full-time engineering and 27 full-time manufacturing personnel based in the Republic of Korea and we expect to hire an additional five engineers and 75 manufacturing personnel by the end of 2005. This staffing creates significant operational and research and development costs that may not be recouped. Even if our current LCoS Sets become accepted and/or successful, we must continue to use, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays because of the rapid technological changes in our industry. As a result, we expect to continue incurring significant operational and research and development costs.

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

IF OUR PRODUCTS DO NOT BECOME WIDELY ACCEPTED BY OUR CUSTOMERS OR THE END-USERS, OUR BUSINESS COULD BE SIGNIFICANTLY HARMED.

         Our LCOS Sets and/or display units may not be accepted by a widespread market. Even if we successfully obtain customer orders, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

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

Even though we have received purchase orders for our LCoS Sets and/or display units from LG Electronics and from several Chinese OEMs and we may receive additional purchase orders from our prospective customers, we may have problems implementing volume production of our products. Furthermore, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change and product obsolescence. Customers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. In addition, purchase orders received from our Chinese customers are for limited quantities of our products. Therefore, despite the purchase orders received from current customers and other purchase orders that we may receive from prospective customers, we cannot assure you that these agreements will result in significant revenues to us.

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

Companies competing in the LCoS microdisplay market include Sony and JVC, although we presently believe that Sony has developed LCoS microdisplays for its own use and not for sale to other OEM's. A major competitor of ours in the reflective microdisplay market, although not using liquid crystals in the display, is Texas Instruments, which is producing a micro-mechanical structure of moving mirrors on a silicon backplane, a technology known as digital light processing, or DLP. Texas Instruments has had significant success selling its DLP products to its customers in the business front projector market and the rear projection high definition television market. Some of our competitors, including Texas Instruments and JVC, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution and other resources than we possess. As a result, they may be able to introduce new products and respond to customer requirements more quickly and effectively than we can.

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

In  addition,   numerous  competitors  have  substantially   greater  financial,
technical, marketing, distribution and other resources than we have. The acceptance of our LCoS Sets and/or display units will be dependent upon the pricing, quality, reliability and useful life of these products compared to competing technologies, as to which there can be no assurance.

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

      o     the quality of our customer services;

      o     the efficiency of our production sources; and

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

WE DO NOT PAY CASH DIVIDENDS.

We have never paid any cash dividends on our common shares and do not anticipate that we will pay cash dividends in the near future. Moreover, under the terms of the November 2004 Financing, we are prohibited from paying cash dividends while the 2004 Senior Secured Convertible Notes issued in the November 2004 Financing remain outstanding. Instead, we intend to apply any future earnings to the expansion and development of our business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash accounts. We invest excess cash and cash equivalents in a checking account or money market account with reputable banks both in the United States and South Korea. Our cash accounts in the United States are not FDIC or otherwise insured, to the extent that the accounts exceed $100,000; and our cash accounts in South Korea are not insured. As of March 31, 2005, our cash and cash equivalents totaled $4,115,598.

Foreign Currency Risk. We are exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiary into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiary's financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income and expenses. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. During the first quarter of 2005, the foreign currency transaction gains, realized and unrealized, were not material.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2005, management of our Company, under the supervision of our principal executive and financial officer
(CEO), evaluated (the Controls Evaluation) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Disclosure Controls), and whether any changes in the Company's internal control over financial reporting (Internal Controls), as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our Internal Controls (Internal Controls).

Limitations on the Effectiveness of Controls. Our CEO does not expect that our Disclosure Controls or our Internal Control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have only had limited revenue derived from the sale of our microdisplay products in the current reporting period and since we commenced operations. While the Controls Evaluation has accounted for such limited sales and revenue, new or additional controls may or may not be required once we begin selling our microdisplay products in increased volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in increased volume in the ordinary course of business) because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Based on all of the material weaknesses related to our internal control over financial reporting, which are set forth below, and which were identified during the Controls Evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


CONTROLS EVALUATION

The management of SpatiaLight, Inc. assessed the effectiveness of our internal control over financial reporting as of March 31, 2005, and this assessment identified the following material weaknesses in the company's internal control over financial reporting.

         The material weaknesses identified were:

      o Our corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in the financial statements and related disclosures, or that the unauthorized disposition of assets are prevented and detected. In particular:

            o     We do not have a corporate governance or disclosure committee.

            o We do not have a fraud training program for employees, or a mechanism to report fraud to the audit committee.

            o The audit committee does not have a financial expert (as defined by SEC rules) or procedures for archiving minutes of its meetings.

      o We do not currently have a chief financial officer to work with the chief executive officer and chief operating officer in overseeing and monitoring complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the financial statements.

      o We have inadequate controls and procedures (1) to monitor the tracking and movement of inventory, and (2) to prevent and detect the unauthorized use of inventory due to an inadequate segregation of duties. The employee who performs the periodic physical inventory counts also has access to the inventory and inventory records.

      o We lack information technology controls and procedures that would likely prevent unauthorized access to the accounting and financial systems, and ensure that the accounting and financial records are recoverable in the event of a disaster.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Each of the material weaknesses identified by management during the control evaluation for the period ended December 31, 2004, was reported in Item 9A of our Form 10-K/A, and filed with the SEC on April 27, 2005.

Management has and is taking the following steps to address some of the material weaknesses set forth in this report:

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

         Issuance of common shares to a company wholly owned by our Chief Executive Officer - The material weakness relating to issuance of common shares arose in connection with a situation where the Board, in November 2004, authorized the issuance of common shares to Argyle in January 2005, but a portion of the authorized common shares were delivered to Argyle in December 2004. Through action taken by the Board in March 2005, we have implemented new controls over the process for issuance of common shares to Robert Olins, our CEO, secretary, treasurer and director, and to Argyle Capital Management Corporation (Argyle), a company wholly-owned by Mr. Olins, whereby American Stock Transfer & Trust Company, our transfer agent, is not permitted to transfer any shares from our treasury account to Mr. Olins or to Argyle, without prior written authorization executed by a majority of Board members excluding Mr. Olins.

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

         Our management believes that the actions described in the two immediately preceding paragraphs have fully and adequately addressed the material weakness "We do not have adequate controls over (1) the process for issuance of common shares to a company wholly-owned by the Company's chief executive officer; and (2) the safeguarding of its common shares held in connection with notes receivable." That material weakness was disclosed in our Form 10-K/A filed with the SEC on April 27, 2005.

         Chief Financial Officer and Corporate Controller - We are currently conducting a search for the position of full-time corporate controller and are in the process of interviewing potential candidates. We have discontinued our search for a CFO. Management believes that in the event that we are able to hire a highly qualified full-time corporate controller, such person will obviate the need for us to hire a CFO. We will reassess that position following the hiring of a controller. We expect to hire a full-time corporate controller in the second quarter of 2005.

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

         Controls and procedures of inventory - We are in the process of implementing the Navision ERP system referred to in the preceding paragraph. Management believes that this will assist in addressing the identified inadequate controls and procedures described in the Controls Evaluation.


We have not taken any steps, as of the date of this filing, to address the material weaknesses relating to the facts that we do not have a corporate governance or disclosure committee, and that the audit committee does not have a financial expert, as defined by SEC rules. We do not presently have specific plans with respect to adding a director who would constitute a financial expert or with respect to establishing a corporate governance or disclosure committee.

PART II.          OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

 In February 2005, we issued a fully vested warrant to purchase 75,000 common shares as payment to a sales agent in consideration for services. As of the date of this filing, the sales agent has not exercised the warrant and therefore we have not received any proceeds from that transaction.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            4.1   Amended and Restated Certificate of Incorporation. *

            4.2   Bylaws. *

            31.1  Rule 13a-14(a)/15d-14(a) Certification of Robert A. Olins.

            32.1  Certifications  of  Robert  A.  Olins  Pursuant  to 18  U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Report on Form 8-K:

            The Company filed no reports on Form 8-K during the quarter ended March 31, 2005.

*Previously filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Date:          May 10, 2005
                                                   -----------------------------

                                             SpatiaLight, Inc.



                                             By: /s/ ROBERT A. OLINS
                                                 -------------------------------
                                                 Robert A. Olins
                                                 Chief Executive Officer
                                                 and Principal Financial Officer