Form 10-K/A
period 2004-12-31
SPATIALIGHT INC
filed 2005-05-16
CIK 881468

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 3

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

      As of May 12, 2005, registrant had 35,925,406 common shares outstanding.

                                SPATIALIGHT, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

ITEM 1     Business...........................................................3

ITEM 2     Properties.........................................................7

ITEM 3     Legal Proceedings..................................................7

ITEM 4     Submission of Matters to a Vote
           Of Security Holders................................................7

                                     PART II

ITEM 5     Market for Registrant's Common Equity, Related Shareholder
           Matters and Issuer Purchases of Equity Securities..................8

ITEM 6     Selected Consolidated Financial Data...............................9

ITEM 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................10

ITEM 7A    Quantitative and Qualitative Disclosures About Market Risk ........24

ITEM 8.    Consolidated Financial Statements..................................24

ITEM 9     Changes in and Disagreements with Accountants
           On Accounting and Financial Disclosure.............................51

ITEM 9A    Controls and Procedures ...........................................51

ITEM 9B    Other Information .................................................56

                                    PART III

ITEM 10    Directors and Executive Officers of the Registrant.................56

ITEM 11    Executive Compensation.............................................56

ITEM 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Shareholder Matters....................................56

ITEM 13    Certain Relationships and Related Transactions.....................56

ITEM 14    Principal Accountant Fees and Services.............................56

                                     PART IV

ITEM 15    Exhibits, Consolidated Financial Statement Schedules
           and Reports on Form 8-K............................................56

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

      In 2004, sales to Skyworth Display, Ltd., and China Display Co., Ltd. accounted for 51% and 31%, respectively, of our aggregate annual revenues. In 2003, sales to Skyworth Display, Ltd. and China Display Co., Ltd. accounted for 47% and 43%, respectively, of our aggregate annual revenues. We believe that loss of any or all of such customers would not have a material adverse effect on our business as we do not currently anticipate that such customers will account for a substantial percentage of our revenues in 2005 in light of our anticipated sales to LE Electronics.

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

Competition

      Microdisplays are a subset of the display market (including television and video display). This display market subset consists of (1) reflective 1microdisplays produced on silicon backplanes, (2) transmissive microdisplays and (3) emissive microdisplays. Companies competing in the reflective microdisplay market include Sony, JVC, Aurora, Brillian, and eLCOS. These companies are all producing different forms of a liquid crystal display on a silicon backplane. During the past several months, two former LCoS competitors, Philips and Intel, have formally departed the market. A major competitor in the reflective microdisplay market, although not using liquid crystals in the display, is Texas Instruments, which is producing a micro-mechanical structure of moving mirrors on a silicon backplane, a technology known as digital light processing, or DLP. Texas Instruments has had significant success selling its DLP products to its customers in the business front projector market and the rear projection television market.

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

                       HDTV Common Shares

                                                         Fiscal 2004
                                                         -----------
                                                     High             Low
                                                     ----             ---

      First Quarter                                 $6.32            $3.69
      Second Quarter                                 6.16             3.26
      Third Quarter                                  6.50             4.38
      Fourth Quarter                                 9.21             5.20

                                                         Fiscal 2003
                                                         -----------
                                                     High             Low
                                                     ----             ---

      First Quarter                                 $3.95            $2.03
      Second Quarter                                 3.05             1.89
      Third Quarter                                  5.00             2.40
      Fourth Quarter                                 6.39             4.29

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                      Number of Securities
                                                                                      Remaining Available
                                                                                      For Future Issuance
                                  Number of                                               Under Equity
                               Securities to Be                                        Compensation Plans
                                 Issued Upon                                         (Excluding Securities
                                 Exercise of            Weighted-Average Exercise     Reflected in Column
       Plan Category         Outstanding Options      Price of Outstanding Options            (a)
------------------------------------------------------------------------------------------------------------
                                     (a)                           (b)                        (c)
                             -------------------------------------------------------------------------------
Equity Compensation Plans               3,783,500                 $3.31
(1999 Stock Option Plan)
Approved by Security
Holders                                                                                    1,444,166
Equity Compensation Plans
(Outside the 1999 Stock
Option Plan) Not Approved
by Security Holders                     1,675,000  *              $5.07                           --

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

      In September 2004, Robert A. Olins, our Chief Executive Officer and a director, disposed of 11,800 of our common shares at a sale price of $5.73 per share. Pursuant to the "short-swing profit" provisions of the Exchange Act, Mr. Olins subsequently disgorged $25,982 to us for the profit that he realized from his sale of our common shares. The total aggregate profit was calculated by using the lowest sale prices at which Mr. Olins purchased 11,800 of our common shares during the six months immediately preceding September 20, 2004.

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

      The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2004:

                             Payments Due By Period

                                                                                                   2009 and
Contractual obligations                   2005           2006           2007           2008         beyond          Total
                                      -----------    -----------    -----------    -----------    -----------    -----------
Employment agreements                 $   180,000    $        --    $        --    $        --    $        --    $   180,000

Long-term convertible debt (1)                 --             --             --      1,188,000                     1,188,000

Senior secured convertible notes               --             --     10,000,000             --             --     10,000,000

Interest on senior secured
  convertible notes (2)                 1,000,000      1,000,000      1,000,000             --             --      3,000,000

Operating lease commitments               720,000        497,000        459,000        472,000        321,000      2,469,000
                                      -----------    -----------    -----------    -----------    -----------    -----------

Total contractual cash obligations    $ 1,900,000    $ 1,497,000     11,459,000    $ 1,660,000    $   321,000    $16,837,000
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

      The total number of common shares included in the Amendment No. 3 to Form S-3 Registration Statement that we filed with the SEC on May 13, 2005 (Registration Number 333-122391), principally relating to the November 2004 Financing represents approximately 5.79% of the total number of our common shares that were issued and outstanding as of December 31, 2004. Sales of these shares, as well as the 2,000,000 common shares included in the Amendment No. 1 to Form S-3 "Shelf" Registration Statement filed by us with the SEC on May
13, 2005 (Registration Number 333-122392), into the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future.

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

                                                     OTHER           COMMON           TOTAL
                                  ACCUMULATED      COMPREHEN-        STOCK        STOCKHOLDERS'
                                    DEFICIT       SIVE INCOME       ISSUABLE     EQUITY (DEFICIT)
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


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                   ADDITIONAL
                                          COMMON STOCK              PAID-IN          NOTES
                                     SHARES          AMOUNT         CAPITAL        RECEIVABLE
                                  ------------    ------------    ------------    ------------
Balance, December 31, 2002          26,018,658         260,188      45,550,830      (1,426,999)

Exercise of stock options and
  warrants, 120,082 shares
  issued in January 2004               365,624           3,657         541,124              --

Payments on notes receivable
  from stockholders                         --              --              --         402,500

Accrued interest on notes
  receivable from stockholders              --              --              --         (72,427)

Issuance of stock, stock
  options, and warrants
  for services                          79,000             790         569,937              --

Issuance of options to
  employees and directors                   --              --         195,387              --

Conversion of debt and
  accrued interest                   1,580,820          15,807       3,929,439              --

Warrants issued in lieu of
  interest on short-term
  borrowings                                --              --           6,647              --

Shares issued on exercise
  of warrant under 2002
  installment note                     746,268           7,463          (7,463)             --

May Private placement, net
  of issuance cost of $175,065       2,796,325          27,963       4,946,972              --

Issuance of shares to third
  party for finder's fee in
  conjunction with May
  Private placement                    130,435           1,304         375,653              --

August Private placement net
  of issuance cost of $224,648       1,212,061          12,120       2,526,731              --

December private placement,
  300,000 issued, 700,000
  issuable in January 2004             300,000           3,000       1,452,255              --

Beneficial pricing on stock
  and warrants acquired in
  private placement                         --              --         958,913              --

Net loss                                    --              --              --              --
                                  ------------    ------------    ------------    ------------

                                                     OTHER           COMMON           TOTAL
                                  ACCUMULATED      COMPREHEN-        STOCK        STOCKHOLDERS'
                                    DEFICIT       SIVE INCOME       ISSUABLE     EQUITY (DEFICIT)
                                  ------------    ------------    ------------    ------------
Balance, December 31, 2002         (48,757,824)             --              --      (4,373,805)

Exercise of stock options and
  warrants, 120,082 shares
  issued in January 2004                    --              --         305,685         850,466

Payments on notes receivable
  from stockholders                         --              --              --         402,500

Accrued interest on notes
  receivable from stockholders              --              --              --         (72,427)

Issuance of stock, stock
  options, and warrants
  for services                              --              --              --         570,727

Issuance of options to
  employees and directors                   --              --              --         195,387

Conversion of debt and
  accrued interest                          --              --              --       3,945,246

Warrants issued in lieu of
  interest on short-term
  borrowings                                --              --              --           6,647

Shares issued on exercise
  of warrant under 2002
  installment note                          --              --              --              --

May Private placement, net
  of issuance cost of $175,065              --              --              --       4,974,935

Issuance of shares to third
  party for finder's fee in
  conjunction with May
  Private placement                         --              --              --         376,957

August Private placement net
  of issuance cost of $224,648              --              --              --       2,538,851

December private placement,
  300,000 issued, 700,000
  issuable in January 2004                  --              --       3,500,000       4,955,255

Beneficial pricing on stock
  and warrants acquired in
  private placement                         --              --              --         958,913

Net loss                            (9,516,377)             --              --      (9,516,377)
                                  ------------    ------------    ------------    ------------

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
                                  ============    ============    ============    ============

                                                     OTHER           COMMON           TOTAL
                                  ACCUMULATED      COMPREHEN-        STOCK        STOCKHOLDERS'
                                    DEFICIT       SIVE INCOME       ISSUABLE     EQUITY (DEFICIT)
                                  ------------    ------------    ------------    ------------
Balance, December 31, 2003         (58,274,201)             --       3,805,685       5,813,275

Exercise of stock options and
  warrants, 132,737 shares
  issued in January 2005                    --              --         394,185       2,888,703

Issuance of options to
  employees and directors                   --              --              --          67,674

Issuance of warrant for
  services                                  --              --              --         263,850

Issuance of shares for
  prepayment of related
  party interest                            --              --              --       1,544,374

Shares issuable for
  prepayment of related
  party interest, 448,764
  issued in January 2005                    --              --       3,643,964       3,643,964

Payments on notes receivable
  from stockholders                         --              --              --         269,851

Reduction of note receivable
  in exchange for financing
  commitment                                --              --              --         600,000

Accrued interest on notes
  receivable from stockholder               --              --              --         (14,387)

Beneficial pricing on
  conversion feature on
  convertible notes                         --              --              --         156,610

Issuance of common shares
  issuable                                  --              --      (3,805,685)             --

Short swing profit                          --              --              --          25,982

Comprehensive loss:

   Net loss                         (9,367,001)             --              --      (9,367,001)

   Foreign currency
     translation adjustments                --    $     73,562              --          73,562
                                                                                  ------------

      Total comprehensive loss              --              --              --      (9,293,439)
                                  ------------    ------------    ------------    ------------
Balance, December 31, 2004        $(67,641,202)   $     73,562    $  4,038,149    $  5,966,457
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

                                      2004            2003             2002
                                  ------------    ------------     ------------

Dividend yield                              --              --               --

Expected volatility                         89%             82%             100%

Risk-free interest rates                   2.5%              2%               5%

Expected lives                       3.2 years       4.8 years        5.6 years

      The table below shows net loss per share as if the Company had elected the fair value method of accounting for stock options.

                                                            2004             2003             2002
                                                        ------------     ------------     ------------
Net loss as reported                                    $ (9,367,001)    $ (9,516,377)    $ (9,027,913)

Add: stock-based employee compensation included
in reported net loss, net of any related tax effects          67,674          195,387           38,951

Deduct: total stock-based employee compensation
determined under fair value method for all awards,
net of any applicable related tax effects                 (2,723,586)      (1,267,299)      (1,491,535)
                                                        ------------     ------------     ------------

Proforma net loss, as adjusted                          $(12,022,913)    $(10,588,289)    $(10,480,497)
                                                        ============     ============     ============

Loss per share:
Basic and diluted, as reported                          $      (0.27)    $      (0.34)    $      (0.37)
Basic, as adjusted                                      $      (0.35)    $      (0.38)    $      (0.43)

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

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

Activity in convertible notes payable for 2004 and 2003 is as follows:

                                           Balance at                       (Payment) or                       Balance at
                                          December 31,     Addition or        Discount       Conversion to    December 31,
Debt Principal:                               2003         New Discount     Amortization         Equity           2004
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
                                          ============     ============     ============     ============     ============

                                           Balance at                       (Payment) or                       Balance at
                                          December 31,     Addition or        Discount       Conversion to    December 31,
Debt Principal:                               2002         New Discount     Amortization         Equity           2003
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
                                                                           ==========    ==========    ==========

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

4.    Balance Sheet Components

      Inventory as of December 31 consists of the following:

                                             2004          2003
                                          ----------    ----------

      Raw materials                       $  691,168    $  171,812
      Work-in-progress                        31,684       665,842
      Finished goods                         450,462       151,963
                                          ----------    ----------
                                           1,173,314       989,617

      Inventory reserve                           --      (210,000)
                                          ----------    ----------
                                          $1,173,314    $  779,617
                                          ==========    ==========


      Property and equipment as of December 31, consists of the following:

                                                     2004          2003
                                                  ----------    ----------

      Office furniture and equipment              $  545,201    $  522,718
      Machinery and equipment                      1,901,333     1,404,154
      Tooling                                        344,890       254,270
      Building improvements                          175,654        35,803
                                                  ----------    ----------
                                                   2,967,078     2,216,945

      Less accumulated depreciation                2,108,866     1,578,515
                                                  ----------    ----------
                                                  $  858,212    $  638,430
                                                  ==========    ==========

      Accrued expenses and other current liabilities as of December 31, consist of the following:

                                                     2004          2003
                                                  ----------    ----------

      Deferred rent                               $  314,611    $  243,604
      Accrued compensation                           246,967       206,936
      Construction in progress liabilities         1,800,603            --
      Other                                           86,433        67,597
                                                  ----------    ----------
                                                  $2,448,614    $  518,137
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

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      Future lease obligations under non-cancelable operating leases as of December 31, 2004 are as follows:

          Year                 Amount
     ---------------       --------------
               2005            $ 720,107
               2006              497,182
               2007              459,040
               2008              471,768
               2009              320,651
                           --------------
              TOTAL          $ 2,468,748
                           ==============

5.    Income Taxes

      Income taxes consist primarily of state minimum taxes. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

                                                                      2004             2003             2002
                                                                  ------------     ------------     ------------
      Computed tax benefit at federal statutory rate              $ (3,185,000)    $ (3,236,000)    $ (3,069,500)

      Federal research and development credit                          (91,000)        (103,000)        (190,500)
      Permanent differences, primarily nondeductible interest          401,000          207,000          611,625
      Changes in valuation allowances                                3,869,000        3,339,000        4,209,200
      State tax benefit, net of effect on federal income taxes        (252,000)        (586,000)      (1,004,300)
      Other, net                                                      (740,525)         379,000         (554,300)
                                                                  ------------     ------------     ------------
      Total tax expense                                           $      1,475     $         --     $      2,225
                                                                  ============     ============     ============

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

      The following is a status of the options under the Plan and outside of the Plan and a summary of the changes in options outstanding during 2004, 2003 and 2002:

                                                                Weighted Average
                                        Number of Shares         Exercise Price
                                       ------------------        -------------

Outstanding January 1, 2002                    4,624,500            $ 3.20

Options granted under the plan                 1,057,500            $ 3.20
Options exercised                                 (9,500)           $ 0.60
Options cancelled                               (111,667)           $ 4.81
                                       ------------------

Outstanding December 31, 2002                  5,560,833            $ 3.17
Options granted under the plan                   738,750            $ 2.36
Options granted outside the plan                 800,000            $ 7.89
Options exercised                               (149,750)           $ 1.12
Options cancelled                             (1,987,500)           $ 4.79
                                       ------------------

Outstanding December 31, 2003                  4,962,333            $ 3.26
Options granted under the plan                 1,122,500            $ 5.39
Options exercised                               (465,083)           $ 2.49
Options cancelled                               (161,250)           $ 4.43
                                       ------------------

Outstanding December 31, 2004                  5,458,500            $ 3.89
                                       ==================

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

      Additional information regarding options outstanding as of December 31, 2004 is as follows:

                Options Outstanding                                          Options Exercisable
                                       Weighted Average
   Range of        Outstanding at    Remaining Contractual   Weighted Average       Number       Weighted Average
Exercise Prices   December 31, 2004       Life (Yrs.)         Exercise Price      Exercisable     Exercise Price
-----------------------------------------------------------------------------------------------------------------
$9.01 - 12.50           365,000               8.5               $    12.50            90,000        $    12.50
$8.01 - 9.00             20,000               9.9               $     8.35                --        $       --
$7.01 - 8.00            225,000               8.5               $     7.50                --        $       --
$6.01 - 7.00              5,000               7.0               $     7.00             5,000        $     7.00
$5.01 - 6.00          1,220,000               9.2               $     5.37           675,417        $     5.22
$4.01 - 5.00            212,500               8.6               $     4.76            72,500        $     4.58
$3.01 - 4.00            505,000               7.1               $     3.60           500,000        $     3.60
$2.01 - 3.00          1,540,000               7.6               $     2.38         1,402,500        $     2.35
$1.01 - 2.00          1,003,000               6.5               $     1.51         1,020,500        $     1.42
$0.25 - 1.00            363,000               3.3               $     0.65           363,000        $     0.45
                   ------------                                                 ------------
                      5,458,500                                                    4,128,917
                   ============                                                 ============

      At December 31, 2004, 1,444,166 options were available for future grants under the Plan.

      Diluted net loss per share

      Diluted net loss per share does not include the effect of the following potential common shares at December 31:

                                                                     2004          2003          2002
                                                                  ----------    ----------    ----------
Shares issuable under stock options                                5,458,500     4,962,333     5,560,833

Shares issuable pursuant to warrants to purchase common shares       746,761     1,297,626       531,250

Shares of convertible notes on an "as if converted" basis          3,404,807     2,376,000     3,425,603

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

8.    Quarterly Results (Unaudited)

      Summarized unaudited results of operations for each quarter of the years ended December 31, 2004 and December 31, 2003 are as follows:

Fiscal Year Ended                   First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                    ------------     ------------     ------------     ------------
      December 31, 2004
Revenue                             $    319,100     $    540,775     $    268,200     $     32,903
Gross margin                        $    (27,582)    $    115,126     $    143,010     $    (84,762)
Net loss                            $  1,945,893     $  2,333,977     $  2,148,351     $  2,938,778
Basic and diluted loss per share    $      (0.06)    $      (0.07)    $      (0.06)    $      (0.08)

Fiscal Year Ended                   First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                    ------------     ------------     ------------     ------------
      December 31, 2003
Revenue                             $         --     $         --     $     82,152     $    139,100
Gross margin                        $         --     $   (100,690)    $      8,277     $   (394,655)
Net loss                            $  1,544,539     $  3,329,395     $  1,824,942     $  2,817,001
Basic and diluted loss per share    $      (0.06)    $      (0.13)    $      (0.06)    $      (0.09)

9.    Valuation Accounts

                                                           Deductions -
                                Balance at   Additions -  and Writeoffs   Balance at
                               Beginning of   Charged to    Charged to      End of
                                  Period       Expense       Reserves       Period
                                ----------    ----------    ----------    ----------
Year ended December 31, 2004
  Inventory allowance           $  210,000    $       --    $  210,000    $       --
Year ended December 31, 2003
  Inventory allowance           $  286,000    $  311,000    $  387,000    $  210,000

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

      Management is taking the following steps to address some of the material weaknesses set forth in this report:

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

            Issuance of common shares to a company wholly owned by our Chief Executive Officer - The material weakness relating to issuance of common shares arose in connection with a situation where the Board in March 2005, authorized the issuance of common shares to Argyle in January 2005, but a portion of the authorized common shares was delivered to Argyle in December 2004. Through action taken by the Board in March 2005, we have implemented new controls over the process for issuance of common shares to Robert Olins, our CEO, secretary, treasurer and director, and to Argyle Capital Management Corporation (Argyle), a company wholly-owned by Mr. Olins, whereby American Stock Transfer & Trust Company, our transfer agent, is not permitted to transfer any shares from our treasury account to Mr. Olins or to Argyle, without prior written authorization executed by a majority of Board members excluding Mr. Olins.

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

            Chief Financial Officer - We are currently conducting a search for the position of full-time corporate controller and are in the process of interviewing potential candidates. We have discontinued our search for a CFO. Management believes that in the event that we are able to hire a highly qualified full-time corporate controller, such person will obviate the need for us to hire a CFO. We will reassess that position following the hiring of a controller. We expect to hire a full-time corporate controller in the second quarter of 2005.

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

      Je Won Yeun, President of SpatiaLight Korea, Inc. has over 25 years of experience in managing and directing large manufacturing operations, mostly for various divisions of Hyundai Group. Mr. Yeun holds a degree in physics from Sung Kyun Kwan University, and began his career as an engineer at Philips Electronics Co., Ltd. He then joined Hyundai Group as a senior engineer, contributing to the design and construction of heating, ventilating and air conditioning systems for nuclear and thermal power plants. Mr. Yeun has served the bulk of his career within Hyundai Group as a senior level manager and director of several manufacturing and construction operations. Most recently, Mr. Yeun served as president and chief executive officer of two Korean enterprises: Kyoung Won Co., Ltd., a designer and manufacturer of high voltage power transformers and Kang Lim Construction Co., Ltd., a major construction firm.

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

                           Summary Compensation Table

                                                                                Securities Underlying       All other
         Name & Principal Position                      Year     Salary($)         Options/SARS (#)      compensation ($)

Robert A. Olins, Chief Executive Officer,               2004    $      --              500,000                   $ --
  Treasurer, Secretary and Principal Financial          2003    $      --              500,000                   $ --
    and Accounting Officer                              2002    $      --              500,000                   $ --

David F. Hakala, Chief Operating Officer                2004    $ 240,000                    0                   $ --
                                                        2003    $ 240,000                    0                   $ --
                                                        2002    $  68,308 (1)          360,000 (2)               $ --

Michael S. Jin, Chief Technology Officer                2004    $ 200,000 (3)          125,000                   $ --
                                                        2003    $ 150,000                    0                   $ --
                                                        2002    $ 130,000               35,000                   $ --

Theodore H. Banzhaf, Executive Vice President           2004    $ 360,000                  N/A                   $ --
  of Strategic Planning                                 2003    $ 103,385 (4)          800,000 (5)               $ --
                                                        2002    N/A                        N/A                   $ --

Je Won Yeun, President, SpatiaLight Korea, Inc.         2004    $  91,735 (6)          100,000 (7)               $ --
                                                        2003    N/A                        N/A                   $ --
                                                        2002    N/A                        N/A                   $ --

Don S. Suh, Senior Vice President, Marketing & Sales    2004    $  48,467 (8)          150,000 (9)
                                                        2003    N/A                        N/A                   $ --
                                                        2002    N/A                        N/A                   $ --

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

                        OPTION GRANTS IN LAST FISCAL YEAR

              (a)             (b)                   (c)                 (d)              (e)         (f)                  (g)

                        Number of Shares         % of Total
                    Underlying Options/SARs     Options/SARs                                        Potential Realizable Value
                          Granted (#)            Granted to      Exercise or Base                    at Assumed Annual Rates
             Name                           Employees in Fiscal    Price ($/Sh)      Expiration    of Stock Price Appreciation
                                                    Year                                Date             for Option Term
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     5%($)               10%($)
                                                                                                     -----               ------
Robert A. Olins             320,417                 29%                  $5.21        01/05/14    $1,049,859          $2,660,550
                            179,583                 16%                  $5.60        07/07/14    $  632,457          $1,602,771

David F. Hakala                   0                  --                     --              --            --                  --

Theodore H. Banzhaf               0                  --                     --              --            --                  --

Michael S. Jin              125,000                 11%                  $5.60        07/07/14    $  440,226          $1,115,620

Je Won Yeun                 100,000                  9%                  $4.99        07/29/14    $  313,818          $  795,277

Don Suh                     150,000                 13%                  $5.55        07/19/14    $  523,555          $1,326,791

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

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         DECEMBER 31, 2004 OPTION VALUES

                                                                                               Value of Unexercised
                                                               Number of Unexercised        In-the-Money options at Dec.
                     Shares Acquired                         Options at Dec. 31, 2004 (#)    31, 2004 ($) Exercisable /
         Name        on Exercise (#)    Value Realized ($)   Exercisable / Unexercisable            Unexercisable
         ----        ---------------    ------------------   ---------------------------            -------------
Robert A. Olins               0            $      0               2,595,417/179,583              $18,665,860/$601,603
David F. Hakala          25,000            $195,346                215,000/120,000               $1,352,350/$754,800
Theodore H. Banzhaf      25,000            $218,950                275,000/500,000                $755,250/$326,250
Michael S. Jin                0            $      0                 75,000/125,000                $406,740/$931,250
Don S. Suh                    0            $      0                   0/150,000                      $0/$510,000
Je Won Yeun                   0            $      0                   0/100,000                      $0/$396,000
Steven F. Tripp          50,000            $ 61,500                   150,000/0                     $1,117,500/$0

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

      David F. Hakala has served as our Chief Operating Officer since September 3, 2002. We have extended Dr. Hakala's employment by one-year extensions on the anniversary of his employment. Dr. Hakala receives an annual salary of $240,000 and received a grant of Incentive Stock Options to purchase 360,000 common shares vesting over a three-year period. Dr. Hakala exercised 25,000 of his vested options on December 15, 2004. As of December 31, 2004, Dr. Hakala has 215,000 fully-vested options.

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

      Michael S. Jin was promoted to Chief Technology Officer on July 7, 2004. We do not have an employment agreement with Dr. Jin. As of July 7, 2004, Dr. Jin receives an annual salary of $200,000 and he received a grant of Incentive Stock Options to purchase 125,000 common shares vesting over a two-year period. Dr. Jin has a total of 300,000 options, 75,000 which were fully vested as of the record date.

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

          Name and                               Amount and
          Address                                Nature of            Percent of
      Beneficial Owner                      Beneficial Ownership         Class

Robert A. Olins                                   9,065,622      (1)     21.6%
Argyle Capital Management Corporation
Five Hamilton Landing, Suite 100
Novato, CA 94949

Adele Becker                                      2,916,633      (2)      7.8%
215 E 68th Street
New York, NY 10021

Lawrence J. Matteson                                275,000      (3)        *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Claude Piaget                                       125,000      (4)        *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Robert C. Munro                                      50,000      (5)        *
Five Hamilton Landing, Suite 100
Novato, CA 94949

David F. Hakala                                     335,000      (6)        *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Michael S. Jin                                      322,400      (7)        *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Theodore H                                          775,000      (8)      2.2%
Banzhaf
Five Hamilton Landing, Suite 100
Novato, CA 94949

Don S. Suh                                          155,000      (9)        *
Five Hamilton Landing, Suite 100
Novato, CA 94949

Je Won Yeun                                         100,000     (10)        *
Five Hamilton Landing, Suite 100
Novato, CA 94949

All directors and officers as a
  group (9 persons)                              11,253,022              25.8%
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

      In consideration for the financing commitment by Greenpark Limited, we agreed to reduce by $600,000 the amount owed by Greenpark Limited to us under that certain warrant installment agreement, dated as of October 14, 2002 (the Installment Agreement). Mr. Olins advised the Board that any consideration that the Board determined was owed to Mr. Olins for the financing commitment should instead be given as consideration to Greenpark Limited for its participation in the financing commitment. As a result, Mr. Olins was not, and is not to be, compensated for his participation in the financing commitment and the Board weighed that fact in their negotiation with Greenpark Limited with respect to amending the Installment Agreement. Pursuant to the Installment Agreement, in November 2002, Greenpark Limited exercised its warrant to purchase 746,268 common shares at the exercise price of $2.00 per share, for an aggregate purchase price of $1,492,536. Under the Installment Agreement, the Commitment Shareholder is required to make periodic installment payments towards such aggregate purchase price. There is a 6% annual interest rate with respect to the balance of the share purchase price owed to us and all accrued interest is due with the final payment. We issued all of the 746,268 shares to Greenpark Limited in 2003. As of March 28, 2005, Greenpark Limited owes to us a remaining adjusted principal balance of $241,462 (reflecting the purchase price reduction) plus accrued interest, which is due in periodic payments, with the final payment due on or before May 17, 2005. We will not give any further financial consideration to Greenpark Limited for such financing commitment.

ITEM 14.    Principal Accountant Fees and Services

      The following represents the fees billed to us for the last two fiscal years by OUM, our current independent registered public accountants for the year ended December 31, 2004 and BDO, our former independent registered public accountants for the first, second and third quarters of 2004 and the year ended December 31, 2003.

SpatiaLight, Inc.
                                          2004          2003
                                    -----------   -----------
Audit Fees                     (1)    $172,965      $166,500
Audit-Related Fees             (2)       6,330        12,000
Tax Fees                                16,525        17,000
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

ITEM 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

1.    Consolidated Financial Statements

      The following documents are filed as part of this Report under Item 8 herein:

      (a)   Consolidated Financial Statements                                           Page

            Report of Independent Registered Public Accountants...........................25
            Report of Independent Registered Public Accountants...........................26
            Balance Sheets at December 31, 2004 and 2003..................................27
            Statement of Operations for years ended December 31, 2004, 2003 and 2002......28
            Statements of Stockholders' Equity (Deficit) for years ended
              December 31, 2004, 2003 and 2002............................................29
            Statements of Cash Flows for years ended December 31, 2004, 2003 and 2002.....32
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................34
            Quarterly Results (unaudited).................................................50

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

         14.1     Code of Business Conduct and Ethics+

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

* Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission. + Previously filed

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May 2005.

                                     SPATIALIGHT, INC.

                                     By: /s/ ROBERT A. OLINS
                                         --------------------------------------
                                             Robert A. Olins
                                             Chief Executive Officer, Principal
                                             Financial and Accounting Officer