Form 10-K/A
period 2004-12-31
SPATIALIGHT INC
filed 2005-07-14
CIK 881468

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 4

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

      As of July 8, 2005, registrant had 36,141,013 common shares outstanding.

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

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk ...............................24

ITEM 8. Consolidated Financial Statements.........................................................24

ITEM 9  Changes in and Disagreements with Accountants
        On Accounting and Financial Disclosure....................................................51

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

ITEM 13 Certain Relationships and Related Transactions............................................56

ITEM 14 Principal Accountant Fees and Services....................................................56

                                     PART IV

ITEM 15 Exhibits, Consolidated Financial Statement Schedules
        and Reports on Form 8-K...................................................................56

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

      In 2004, sales to Skyworth Display, Ltd., and China Display Co., Ltd. accounted for 51% and 31%, respectively, of our aggregate annual revenues. In 2003, sales to Skyworth Display, Ltd. and China Display Co., Ltd. accounted for 47% and 43%, respectively, of our aggregate annual revenues. We believe that loss of any or all of such customers would not have a material adverse effect on our business as we do not currently anticipate that such customers will account for a substantial percentage of our revenues in 2005 in light of our anticipated sales to LG Electronics.

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

-----------------------------------------------------------------------------------------------------------------------------------
                               EQUITY COMPENSATION PLAN INFORMATION
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Number of
                                                                                                                Securities
                                                                                                                Remaining
                                                                                                                Available
                                                                                                                For Future
                                                              Number of                                          Issuance
                                                            Securities to                                      Under Equity
                                                              Be Issued                                        Compensation
                                                            Upon Exercise        Weighted-Average            Plans (Excluding
                                                            of Outstanding      Exercise Price of          Securities Reflected
                     Plan Category                             Options          Outstanding Options           in Column (a))
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  (a)                   (b)                         (c)
-----------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans (1999 Stock
 Option Plan) Approved by Security Holders                      3,783,500                $3.31                    1,444,166
-----------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans (Outside the 1999
 Stock Option Plan) Not Approved by Security Holders            1,675,000 *              $5.07                           --
-----------------------------------------------------------------------------------------------------------------------------------

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

Statements of Operations:
                                                                      Year Ended December 31,

                                                2004            2003            2002            2001            2000
                                            ------------    ------------    ------------    ------------    ------------
Revenue                                     $  1,160,978    $    221,252    $         --    $         --    $         --

Gross margin                                $    178,696    $   (487,068)   $   (286,000)   $         --    $     49,025

Total operating expenses                    $  9,046,876    $  8,308,470    $  6,714,882    $  7,845,094    $  7,293,186

Net loss                                    $ (9,367,001)   $ (9,516,377)   $ (9,027,913)   $ (9,911,727)   $ (7,833,869)

Net loss per share - basic and diluted      $      (0.27)   $      (0.34)   $      (0.37)   $      (0.46)   $      (0.41)

Weighted average shares used in computing
   net loss per share- basic and diluted      34,154,057      28,173,770      24,578,226      21,469,960      19,178,639

Balance Sheet Data:                                                December 31,
                                           2004          2003          2002           2001           2000
                                       -----------   -----------   -----------    -----------    -----------
Cash and cash equivalents              $ 9,087,551   $ 6,359,969   $   575,663    $ 2,728,134    $ 1,035,957

Inventory                              $ 1,173,314   $   779,617   $   275,959    $        --    $        --

Working capital (deficit)              $ 8,593,704   $ 6,228,782   $  (807,891)   $  (868,056)   $(2,061,234)

Total assets                           $19,646,411   $ 8,349,696   $ 2,058,454    $ 3,488,002    $ 1,800,530

Secured convertible notes              $ 9,885,140   $ 1,155,000   $ 4,207,232    $ 3,137,284    $ 2,782,453

Total stockholders' equity (deficit)   $ 5,966,457   $ 5,813,275   $(4,373,806)   $  (213,346)   $(1,463,178)

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

      We anticipate that our cash expenditures during 2005 will approximate $675,000 per month, or approximately $8 million for the year, without regard to any revenue in 2005. We expect to meet our cash needs and fund our working capital requirements with our existing cash balances and from additional sources as follows: the purchasers in the November 2004 Financing have the option, which expires on August 31, 2005, to lend us an additional $5,000,000 on the same terms as the November 2004 Financing. Robert A. Olins, our Chief Executive Officer and a director of SpatiaLight, and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed to provide us with up to an additional $6,000,000 in financing, subject to certain reductions, as more fully described in Note 3 to the Consolidated Financial Statements. We also expect to receive cash payments from our customers and from the exercises of options and warrants. There can be no assurances that existing investors will exercise their warrants or that the purchasers in the November 2004 Financing will exercise their right to make the additional lending investment. We also filed a "shelf" registration statement on Form S-3 with the SEC on January 31, 2005, for the sale of up to two million of our common shares, in one or more offerings. As of the date hereof, such registration statement has not been declared effective by the SEC, and we cannot offer any assurances as to when such registration statement may become effective. We believe that our current cash and cash equivalents combined with the financing commitment from Robert A. Olins and Greenpark Limited will be sufficient to meet our capital and liquidity requirements for our operations for twelve months from March 14, 2005 (the date that we filed the Form 10-K that is the subject of this amendment).

Off Balance Sheet Arrangements

      None.

Contractual Obligations and Contingent Liabilities and Commitments

      We have long-term contractual obligations and commitments primarily with regards to payment of debt and lease arrangements.

      The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2004:

                                                        Payments Due By Period

                                                                                                                   2009
                 Contractual obligations               2005           2006          2007            2008        and beyond
-------------------------------------------------  ------------   ------------   ------------   ------------   ------------
Employment agreements                              $    180,000   $         --   $         --   $         --   $         --

Long-term convertible debt (1)                               --             --             --      1,188,000             --

Senior secured convertible notes                             --             --     10,000,000             --             --

Interest on senior secured convertible notes (2)      1,000,000      1,000,000      1,000,000             --             --

Operating lease commitments                             720,000        497,000        459,000        472,000        321,000
                                                   ------------   ------------   ------------   ------------   ------------

Total contractual cash obligations                 $  1,900,000   $  1,497,000     11,459,000   $  1,660,000   $    321,000
                                                   ============   ============   ============   ============   ============


                 Contractual obligations               Total
-------------------------------------------------  ------------
Employment agreements                              $    180,000

Long-term convertible debt (1)                        1,188,000

Senior secured convertible notes                     10,000,000

Interest on senior secured convertible notes (2)      3,000,000

Operating lease commitments                           2,469,000
                                                   ------------

Total contractual cash obligations                 $ 16,837,000
                                                   ============

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

      We are required to file a registration statement for resale of the shares issuable upon conversion of the Senior Secured Convertible Notes and have the registration statement declared effective no later than 120 days after November 30, 2004. Pursuant to our amended registration rights agreement with the noteholders, because the registration did not become effective by April 20, 2005, we are subject to the obligation to pay each noteholder cash equal to 1% of the purchase price of the notes (which equals an aggregate total amount of $100,000), and 1% for every 30 days thereafter until the registration becomes effective.

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

      We currently have nine full-time engineering and ten full-time manufacturing personnel based in California working on microdisplays. We are currently actively hiring personnel for our manufacturing facility located in the Republic of Korea. We currently have six full-time engineering and 27 full-time manufacturing personnel based in the Republic of Korea and we expect to hire an additional five engineers and 150 manufacturing personnel by the end of 2005. This staffing creates significant operational and research and development costs that may not be recouped. Even if our current LCoS Sets become accepted and/or successful, we must continue to use, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays because of the rapid technological changes in our industry. As a result, we expect to continue incurring significant operational and research and development costs.

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

      The total number of common shares included in the Amendment No. 4 to Form S-3 Registration Statement that we filed with the SEC on July 13, 2005 (Registration Number 333-122391), principally relating to the November 2004 Financing represents approximately 5.79% of the total number of our common shares that were issued and outstanding as of December 31, 2004. Sales of these shares, as well as the 2,000,000 common shares included in the Amendment No. 2 to Form S-3 "Shelf" Registration Statement filed by us with the SEC on July 13, 2005 (Registration Number 333-122392), into the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future.

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

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                                 ADDITIONAL
                                                                           COMMON STOCK            PAID-IN        NOTES
                                                                       SHARES         AMOUNT       CAPITAL      RECEIVABLE
                                                                     -----------   -----------   -----------    -----------
Balance, December 31, 2002                                            26,018,658       260,188    45,550,830     (1,426,999)

Exercise of stock options and warrants, 120,082 shares issued
 in January 2004                                                         365,624         3,657       541,124             --

Payments on notes receivable from stockholders                                --            --            --        402,500

Accrued interest on notes receivable from stockholders                        --            --            --        (72,427)

Issuance of stock, stock options, and warrants for services               79,000           790       569,937             --

Issuance of options to employees and directors                                --            --       195,387             --

Conversion of debt and accrued interest                                1,580,820        15,807     3,929,439             --

Warrants issued in lieu of interest on short-term borrowings                  --            --         6,647             --

Shares issued on exercise of warrant under 2002 installment note         746,268         7,463        (7,463)            --

May Private placement, net of issuance cost of $175,065                2,796,325        27,963     4,946,972             --

Issuance of shares to third party for finder's fee in conjunction
 with May Private placement                                              130,435         1,304       375,653             --

August Private placement net of issuance cost of $224,648              1,212,061        12,120     2,526,731             --

December private placement, 300,000 issued, 700,000 issuable in
 January 2004                                                            300,000         3,000     1,452,255             --

Beneficial pricing on stock and warrants acquired in private
 placement                                                                    --            --       958,913             --

Net loss                                                                      --            --            --             --
                                                                     -----------   -----------   -----------    -----------

                                                                                       OTHER         COMMON         TOTAL
                                                                      ACCUMULATED    COMPREHEN-      STOCK       STOCKHOLDERS'
                                                                        DEFICIT      SIVE INCOME    ISSUABLE    EQUITY (DEFICIT)
                                                                      -----------    -----------   -----------   -----------
Balance, December 31, 2002                                            (48,757,824)            --            --    (4,373,805)

Exercise of stock options and warrants, 120,082 shares issued
 in January 2004                                                               --             --       305,685       850,466

Payments on notes receivable from stockholders                                 --             --            --       402,500

Accrued interest on notes receivable from stockholders                         --             --            --       (72,427)

Issuance of stock, stock options, and warrants for services                    --             --            --       570,727

Issuance of options to employees and directors                                 --             --            --       195,387

Conversion of debt and accrued interest                                        --             --            --     3,945,246

Warrants issued in lieu of interest on short-term borrowings                   --             --            --         6,647

Shares issued on exercise of warrant under 2002 installment note               --             --            --            --

May Private placement, net of issuance cost of $175,065                        --             --            --     4,974,935

Issuance of shares to third party for finder's fee in conjunction
 with May Private placement                                                    --             --            --       376,957

August Private placement net of issuance cost of $224,648                      --             --            --     2,538,851

December private placement, 300,000 issued, 700,000 issuable in
 January 2004                                                                  --             --     3,500,000     4,955,255

Beneficial pricing on stock and warrants acquired in private
 placement                                                                     --             --            --       958,913

Net loss                                                               (9,516,377)            --            --    (9,516,377)
                                                                      -----------    -----------   -----------   -----------

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
                                                                ============   ============   ============   ============

                                                                                    OTHER         COMMON           TOTAL
                                                                 ACCUMULATED      COMPREHEN-       STOCK        STOCKHOLDERS'
                                                                   DEFICIT       SIVE INCOME      ISSUABLE     EQUITY (DEFICIT)
                                                                 ------------    ------------   ------------    ------------
Balance, December 31, 2003                                        (58,274,201)             --      3,805,685       5,813,275

Exercise of stock options and warrants, 132,737 shares
  issued in January 2005                                                   --              --        394,185       2,888,703

Issuance of options to employees and directors                             --              --             --          67,674

Issuance of warrant for services                                           --              --             --         263,850

Issuance of shares for prepayment of related party interest                --              --             --       1,544,374

Shares issuable for prepayment of related party interest,
 448,764 issued in January 2005                                            --              --      3,643,964       3,643,964

Payments on notes receivable from stockholders                             --              --             --         269,851

Reduction of note receivable in exchange for financing
 commitment                                                                --              --             --         600,000

Accrued interest on notes receivable from stockholder                      --              --             --         (14,387)

Beneficial pricing on conversion feature on convertible notes              --              --             --         156,610

Issuance of common shares issuable                                         --              --     (3,805,685)             --

Short swing profit                                                         --              --             --          25,982

Comprehensive loss:

   Net loss                                                        (9,367,001)             --             --      (9,367,001)

   Foreign currency translation adjustments                                --          73,562             --          73,562
                                                                                                                ------------

         Total comprehensive loss                                          --              --             --      (9,293,439)
                                                                 ------------    ------------   ------------    ------------

Balance, December 31, 2004                                       $(67,641,202)   $     73,562   $  4,038,149    $  5,966,457
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

      Stock-based general and administrative expenses discussed above are as follows:

                                                                         Year-end December 31,
                                                                   2004           2003           2002
                                                               ------------   ------------   ------------
Financing costs related to reduction of stockholder note       $    600,000   $         --   $         --
Warrants issued to investors                                             --             --         28,435
Stock and options granted to employees and directors                 67,674        195,387        276,960
Common stock and warrants expensed for services                     263,850        385,663        368,655
Stock issued in connection with May stock purchase                       --        376,957             --
Beneficial pricing on sale of stock and warrants to officers             --        958,913             --
Other                                                                    --         68,800         38,951
                                                               ------------   ------------   ------------
                                                               $    931,524   $  1,985,720   $    713,001
                                                               ============   ============   ============

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

            We are required to file a registration statement for resale of the shares issuable upon conversion of the Senior Secured Convertible Notes and have the registration statement declared effective no later than 120 days after November 30, 2004. Pursuant to our amended registration rights agreement with the noteholders, because the registration did not become effective by April 20, 2005, we are subject to the obligation to pay each noteholder cash equal to 1% of the purchase price of the notes (which equals an aggregate total amount of $100,000), and 1% for every 30 days thereafter until the registration becomes effective.

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
                                         ============    ============    ============   ============    ============

                                 Balance at                     (Payment) or                    Balance at
                                December 31,    Addition or       Discount     Conversion to    December 31,
Debt Principal:                     2002        New Discount    Amortization      Equity            2003
                                ------------    ------------    ------------    ------------    ------------
Argyle                          $  1,188,000    $         --    $         --    $         --    $  1,188,000
Argyle discount                     (165,000)             --         132,000              --         (33,000)
Alabama Group                      2,875,000              --        (100,000)     (2,775,000)             --
Alabama Group discount              (161,829)             --         161,829              --              --
Convertible notes-Other                   --         917,500        (667,500)       (250,000)             --
                                ------------    ------------    ------------    ------------    ------------
      Total Convertible Notes   $  3,736,171    $    917,500    $   (473,671)   $ (3,025,000)   $  1,155,000
                                ============    ============    ============    ============    ============


Accrued Interest:
Accrued Argyle 6%               $         --    $     71,280    $         --    $    (71,280)   $         --
Accrued Alabama 6%                   471,061          94,709              --        (565,770)             --
Beneficial interest                       --         283,196              --        (283,196)             --
Convertible notes-Other                   --              --              --              --              --
                                ------------    ------------    ------------    ------------    ------------
      Total Accrued Interest    $    471,061    $    449,185    $         --    $   (920,246)   $         --
                                ============    ============    ============    ============    ============

      Non-cash interest expense is as follows:

                                                                              2004           2003           2002
                                                                          ------------   ------------   ------------
Amortization of Alabama Group discount                                    $         --   $    161,829   $    440,945
Amortization of Argyle discount                                                 22,000        132,000        627,000
Amortization of 2004 notes discounts                                            36,998             --             --
Beneficial conversion privileges of interest on Argyle convertible debt        728,780        283,196        491,877
Amortization of prepaid financing costs                                          3,258             --             --
Repricing of warrants (See Note 2)                                                  --             --        219,325
Other (See Note 2)                                                                  --          6,647             --
                                                                          ------------   ------------   ------------
                                                                          $    791,036   $    583,672   $  1,779,147
                                                                          ============   ============   ============

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

4.    Balance Sheet Components

Inventory as of December 31 consists of the following:

                                           2004           2003
                                       ------------   ------------

Raw materials                          $    691,168   $    171,812
Work-in-progress                             31,684        665,842
Finished goods                              450,462        151,963
                                       ------------   ------------
                                          1,173,314        989,617

Inventory reserve                                --       (210,000)
                                       ------------   ------------
                                       $  1,173,314   $    779,617
                                       ============   ============

Property and equipment as of December 31, consists of the following:

                                     2004           2003
                                 ------------   ------------

Office furniture and equipment   $    545,201   $    522,718
Machinery and equipment             1,901,333      1,404,154
Tooling                               344,890        254,270
Building improvements                 175,654         35,803
                                 ------------   ------------
                                    2,967,078      2,216,945

Less accumulated depreciation       2,108,866      1,578,515
                                 ------------   ------------
                                 $    858,212   $    638,430
                                 ============   ============

Accrued expenses and other current liabilities as of December 31, consist of the following:


                                           2004           2003
                                       ------------   ------------

Deferred rent                          $    314,611   $    243,604
Accrued compensation                        246,967        206,936
Construction in progress liabilities      1,800,603             --
Accrued interest on senior secured
  convertible notes                          84,932             --
Other                                        86,433         67,597
                                       ------------   ------------
                                       $  2,533,546   $    518,137
                                       ============   ============

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

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

      Future lease obligations under non-cancelable operating leases as of December 31, 2004 are as follows:

                    Year                               Amount
      ---------------------------------   ---------------------------------
                                  2005                           $ 720,107
                                  2006                             497,182
                                  2007                             459,040
                                  2008                             471,768
                                  2009                             320,651
                                          ---------------------------------
                                 TOTAL                         $ 2,468,748
                                          =================================

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

      The following is a status of the options under the Plan and outside of the Plan and a summary of the changes in options outstanding during 2004, 2003 and 2002:

                                                          Weighted Average
                                    Number of Shares       Exercise Price
                                   ------------------    ------------------
Outstanding January 1, 2002                 4,624,500    $             3.20

Options granted under the plan              1,057,500    $             3.20
Options exercised                              (9,500)   $             0.60
Options cancelled                            (111,667)   $             4.81
                                   ------------------

Outstanding December 31, 2002               5,560,833    $             3.17
Options granted under the plan                738,750    $             2.36
Options granted outside the plan              800,000    $             7.89
Options exercised                            (149,750)   $             1.12
Options cancelled                          (1,987,500)   $             4.79
                                   ------------------

Outstanding December 31, 2003               4,962,333    $             3.26
Options granted under the plan              1,122,500    $             5.39
Options exercised                            (465,083)   $             2.49
Options cancelled                            (161,250)   $             4.43
                                   ------------------

Outstanding December 31, 2004               5,458,500    $             3.89
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

      The weighted average fair value of options granted during 2004, 2003 and 2002:

                                               2004           2003           2002
                                           ------------   ------------   ------------
Exercise price equals market price         $       2.18   $       2.49   $       1.75
Exercise price is less than market price             --           4.07             --
Exercise price is more than market price             --           2.24             --


      Additional information regarding options outstanding as of December 31, 2004 is as follows:

                            Options Outstanding                                Options Exercisable

                                             Weighted Average
                                                Remaining
        Range of        Outstanding at       Contractual Life   Weighted Average     Number                 Weighted Average
    Exercise Prices    December 31, 2004           (Yrs.)         Exercise Price   Exercisable                Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
$9.01 - 12.50                         365,000       8.5               $12.50                  90,000             $12.50
$8.01 - 9.00                           20,000       9.9               $ 8.35                       -             $    -
$7.01 - 8.00                          225,000       8.5               $ 7.50                       -             $    -
$6.01 - 7.00                            5,000       7.0               $ 7.00                   5,000             $ 7.00
$5.01 - 6.00                        1,220,000       9.2               $ 5.37                 675,417             $ 5.22
$4.01 - 5.00                          212,500       8.6               $ 4.76                  72,500             $ 4.58
$3.01 - 4.00                          505,000       7.1               $ 3.60                 500,000             $ 3.60
$2.01 - 3.00                        1,540,000       7.6               $ 2.38               1,402,500             $ 2.35
$1.01 - 2.00                        1,003,000       6.5               $ 1.51               1,020,500             $ 1.42
$0.25 - 1.00                          363,000       3.3               $ 0.65                 363,000             $ 0.45
                      -----------------------                                      -----------------
                                    5,458,500                                              4,128,917
                      =======================                                      =================

At December 31, 2004, 1,444,166 options were available for future grants under the Plan.

Diluted net loss per share

Diluted net loss per share does not include the effect of the following potential common shares at December 31:

                                                                     2004           2003           2002
                                                                 ------------   ------------   ------------
Shares issuable under stock options                                 5,458,500      4,962,333      5,560,833

Shares issuable pursuant to warrants to purchase common shares        746,761      1,297,626        531,250

Shares of convertible notes on an "as if converted" basis           3,404,807      2,376,000      3,425,603

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

Fiscal Year Ended                  First Quarter  Second Quarter Third Quarter  Fourth Quarter
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


Fiscal Year Ended                  First Quarter  Second Quarter Third Quarter  Fourth Quarter
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

9.    Valuation Accounts

                                                                  Deductions -
                                      Balance at    Additions     and Writeoffs   Balance at
                                      Beginning     Charged to     Charged to      End of
                                      of Period      Expense        Reserves       Period
                                      ----------    ----------    -------------   ----------
Year ended December 31, 2004
  Inventory allowance                 $ 210,000     $      --        $ 210,000    $      --
Year ended December 31, 2003
  Inventory allowance                 $ 286,000     $ 311,000        $ 387,000    $ 210,000

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

                                                                   Summary Compensation Table

                                                                                    Securities
                                                                                    Underlying
                                                                                     Options/          All other
        Name & Principal Position                           Year      Salary($)       SARS (#)      compensation ($)
Robert A. Olins, Chief Executive Officer,                    2004    $       -         500,000            $ -
  Treasurer, Secretary and Principal Financial               2003    $       -         500,000            $ -
    and Accounting Officer                                   2002    $       -         500,000            $ -

David F. Hakala, Chief Operating Officer                     2004    $ 240,000               0            $ -
                                                             2003    $ 240,000               0            $ -
                                                             2002    $  68,308(1)      360,000 (2)        $ -

Michael S. Jin, Chief Technology Officer                     2004    $ 200,000(3)      125,000            $ -
                                                             2003    $ 150,000               0            $ -
                                                             2002    $ 130,000          35,000            $ -

Theodore H. Banzhaf, Executive Vice President                2004    $ 360,000         N/A                $ -
  of Strategic Planning                                      2003    $ 103,385(4)      800,000 (5)        $ -
                                                             2002    N/A               N/A                $ -

Je Won Yeun, President, SpatiaLight Korea, Inc.              2004    $  91,735(6)      100,000 (7)        $ -
                                                             2003    N/A               N/A                $ -
                                                             2002    N/A               N/A                $ -

Don S. Suh, Senior Vice President, Marketing & Sales         2004    $  48,467(8)      150,000 (9)
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

                        OPTION GRANTS IN LAST FISCAL YEAR

                         (a)               (b)                              (c)                           (d)


                                                                  % of Total Options/SARs
                               Number of Shares Underlying        Granted to Employees in
                        Name     Options/SARs Granted (#)                Fiscal Year             Exercise or Base Price ($/Sh)
   ------------------------------------------------------------------------------------------------------------------------------
   Robert A. Olins                       320,417                            29%                             $5.21
                                         179,583                            16%                             $5.60

   David F. Hakala                          0                              -                                 -

   Theodore H. Banzhaf                      0                                -                             -

   Michael S. Jin                        125,000                            11%                             $5.60

   Je Won Yeun                           100,000                            9%                              $4.99

   Don Suh                               150,000                            13%                             $5.55

                                    (e)              (f)                                 (g)

                                                           Potential Realizable Value
                                                             at Assumed Annual Rates
                                 Expiration                of Stock Price Appreciation
                                    Date                         for Option Term
   ---------------------------------------------------------------------------------------------------
                                                    5%($)                               10%($)
                                                    -----                               ------

   Robert A. Olins                01/05/14        $1,049,859                          $2,660,550
                                  07/07/14         $632,457                           $1,602,771

   David F. Hakala                   -                 -                                  -

   Theodore H. Banzhaf               -                -                                   -

   Michael S. Jin                 07/07/14         $440,226                           $1,115,620

   Je Won Yeun                    07/29/14         $313,818                            $795,277

   Don Suh                        07/19/14         $523,555                           $1,326,791

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

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         DECEMBER 31, 2004 OPTION VALUES

                  Name                   Shares     Value Realized   Number of Unexercised   Value of Unexercised
                                       Acquired on        ($)         Options at Dec. 31,    In-the-Money options
                                      Exercise (#)                          2004 (#)         at Dec. 31, 2004 ($)
                                                                         Exercisable /          Exercisable /
                                                                         Unexercisable          Unexercisable
         Robert A. Olins                    0             $0           2,595,417/179,583     $18,665,860/$601,603
         David F. Hakala                 25,000        $195,346         215,000/120,000       $1,352,350/$754,800
         Theodore H. Banzhaf             25,000        $218,950         275,000/500,000        $755,250/$326,250
         Michael S. Jin                     0             $0             75,000/125,000        $406,740/$931,250
         Don S. Suh                         0             $0               0/150,000              $0/$510,000
         Je Won Yeun                        0             $0               0/100,000              $0/$396,000
         Steven F. Tripp                 50,000         $61,500            150,000/0             $1,117,500/$0

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

                                                   Amount and
                                                    Nature of
      Name and Address                              Beneficial               Percent
      Beneficial Owner                              Ownership                of Class
Robert A. Olins
Argyle Capital Management Corporation              9,065,622 (1)               21.6%

Adele Becker
215 E 68th Street                                  2,916,633 (2)
New York, NY 10021                                                              7.8%

Lawrence J. Matteson
Five Hamilton Landing, Suite 100                     275,000 (3)                   *
Novato, CA 94949

Claude Piaget
Five Hamilton Landing, Suite 100                      125,000 (4)                  *
Novato, CA 94949

Robert C. Munro
Five Hamilton Landing, Suite 100                       50,000 (5)                  *
Novato, CA 94949

David F. Hakala
Five Hamilton Landing, Suite 100                      335,000 (6)                  *
Novato, CA 94949

Michael S. Jin
Five Hamilton Landing, Suite 100                      322,400 (7)                  *
Novato, CA 94949

Theodore H. Banzhaf
Five Hamilton, Suite 100                              775,000 (8)               2.2%
Novato, CA 94949

Don S. Suh
Five Hamilton Landing, Suite 100                      155,000 (9)                  *
Novato, CA 94949

Je Won Yeun
Five Hamilton Landing, Suite 100                      100,000 (10)                 *
Novato, CA 94949

All directors and officers as a group (9 persons)  11,253,022                  25.8%
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

SpatiaLight, Inc.
                                  2004          2003
                                ---------     ---------
Audit Fees              (1)     $172,965      $166,500
Audit-Related Fees      (2)        6,330        12,000
Tax Fees                          16,525        17,000
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

                                     PART IV

ITEM 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.


1.    Consolidated Financial Statements

      The following documents are filed as part of this Report under Item 8 herein:

(a)   Consolidated Financial Statements

                                                                                           Page
     Report of Independent Registered Public Accountants.....................................25
     Report of Independent Registered Public Accountants.....................................26
     Balance Sheets at December 31, 2004 and 2003............................................27
     Statement of Operations for years ended December 31, 2004, 2003 and 2002................28
     Statements of Stockholders' Equity (Deficit) for years ended
       December 31, 2004, 2003 and 2002......................................................29
     Statements of Cash Flows for years ended December 31, 2004, 2003 and 2002...............32
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................34
     Quarterly Results (unaudited)...........................................................50

(b)   Consolidated Financial Statement Schedules

      All schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements and/or the Notes thereto in Item 8 herein.

2.    Exhibits

Exhibit #                            Description
---------                            -----------

3.1 Certificate of Incorporation, as amended (Amendments to document filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed November 18, 1999).
3.2 Bylaws (incorporated by reference to Exhibit B to the Company's Form 8-K filed February 7, 1995).
10.1              1999 Stock Option Plan (incorporated by reference to Exhibit
                  10.4 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed on November 18, 1999).
10.2              Employment Agreement between the Company and Theodore H.
                  Banzhaf dated July 7, 2003 (incorporated by reference to
                  Exhibit 10.3 to the Company's Form 10Q filed on August 18,
                  2003).
10.3 Time Accelerated Restricted Stock Award Plan (TARSAP) between SpatiaLight, Inc. and Theodore Banzhaf, dated as of July 7, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Form 10Q/A filed on February 13, 2004).
10.4 Amendment to Lease Agreement between the Company and Hamilton Marin, LLC, dated May 17, 2002 (Lease Agreement filed as exhibit 10.18 in Form 10-QSB filed on August 14, 2002).
10.5 LCoS Supply Agreement dated as of July 1, 2004, between SpatiaLight, Inc. and LG Electronics Inc.*
14.1              Code of Business Conduct and Ethics+
16.1 Letter from KPMG LLP pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to Exhibit 1 of the Company's Form 8-K filed April 9, 2001).
21.1              Principal subsidiaries of the Company.
23.1              Consent of Odenberg, Ullakko, Muranishi & Co. LLP.
23.2              Consent of BDO Seidman, LLP. +
31.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Previously filed

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of July 2005.

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