Form 10-Q/A
period 2005-03-31
SPATIALIGHT INC
filed 2005-07-14
CIK 881468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-Q/A
 (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from__________ to __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,141,013 common shares as of July 8, 2005.

                                SPATIALIGHT, INC.

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2005


                                Table of Contents

PART I   FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets as of
                    March 31, 2005 and December 31, 2004......................................3

                    Condensed Consolidated Statements of Operations
                    for the Three Months Ended March 31, 2005 and 2004........................4

                    Condensed Consolidated Statements of Stockholders' Equity
                    for the Three Months Ended March 31, 2005.................................5

                    Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31, 2005 and 2004........................6

                    Notes to Condensed Consolidated Financial Statements......................7

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of Operations..........................15

         Item 3.    Quantitative and Qualitative Disclosures about Market Risks...............32

         Item 4.    Controls and Procedures...................................................33


PART II  OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds.................................36

         Item 6.    Exhibits and Reports on Form 8-K..........................................37

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

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
                                                                        ============    ============


See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited) THREE MONTHS ENDED MARCH 31, 2005

                                                                                ADDITIONAL
                                                        COMMON STOCK            PAID-IN          NOTES          ACCUMULATED
                                                     SHARES       AMOUNT        CAPITAL        RECEIVABLE         DEFICIT
                                                   ------------ ------------ --------------- --------------  ----------------
Balance, January 1, 2005                            35,326,436     $353,264    $ 69,384,146     $ (241,462)    $ (67,641,202)

Exercise of stock options and warrants                  17,500          175          50,025              -                 -

Issuance of common shares issuable                     581,505        5,815       4,032,334              -                 -

Issuance of options to employees and directors               -            -           8,250              -                 -

Issuance of warrant for services                             -            -          90,800              -                 -

Accrued interest on notes receivable from stockholder        -            -               -         (2,331)                -

Comprehensive loss:

    Net loss                                                 -            -               -              -        (2,148,535)

    Foreign currency translation adjustment                  -            -               -              -                 -
                                                   ------------ ------------ --------------- -------------- -----------------

         Total comprehensive loss                            -            -               -              -                 -
                                                   ------------ ------------ --------------- -------------- -----------------

Balance, March 31, 2005                             35,925,441     $359,254    $ 73,565,555     $ (243,793)    $ (69,789,737)
                                                   ============ ============ =============== ============== =================

                                                       OTHER         COMMON         TOTAL
                                                     COMPREHEN-       STOCK      STOCKHOLDERS'
                                                    SIVE INCOME     ISSUABLE        EQUITY
                                                   -------------  ------------  ---------------
Balance, January 1, 2005                               $ 73,562   $ 4,038,149      $ 5,966,457

Exercise of stock options and warrants                        -             -           50,200

Issuance of common shares issuable                            -    (4,038,149)               -

Issuance of options to employees and directors                -             -            8,250

Issuance of warrant for services                              -             -           90,800

Accrued interest on notes receivable from stockholder         -             -           (2,331)

Comprehensive loss:

    Net loss                                                  -             -       (2,148,535)

    Foreign currency translation adjustment              17,388             -           17,388
                                                   -------------  ------------  ---------------

         Total comprehensive loss                             -             -       (2,131,147)
                                                   -------------  ------------  ---------------

Balance, March 31, 2005                                $ 90,950   $         -      $ 3,982,229
                                                   =============  ============  ===============

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                             Three months ended March 31,

                                                                                  2005           2004
                                                                              -----------    -----------
Cash flows from operating activities:
Net loss                                                                      $(2,148,535)   $(1,945,893)
Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                                   119,284        130,596
  Stock-based general and administrative expense                                   99,050         42,924
  Non-cash interest expense                                                       277,592        187,696
  Gain from revaluation of note purchase option liability                        (651,235)            --
  Accrued interest on notes receivable from stockholder                            (2,331)       (13,202)
  Changes in operating assets and liabilities:
     Accounts receivable                                                          218,346       (253,000)
     Inventory                                                                   (150,788)       (18,108)
     Prepaid and other current assets                                             363,192         12,931
     Other assets                                                                  15,294        (11,000)
     Accounts payable                                                             350,680       (232,844)
     Accrued expenses and other current liabilities                              (199,339)       (65,098)
                                                                              -----------    -----------

                                 Net cash used in operating activities         (1,708,790)    (2,164,998)
                                                                              -----------    -----------

Cash flows from investing activities:
  Construction of building and improvements,
  and acquisition of equipment                                                 (3,310,285)       (97,727)
                                                                              -----------    -----------

                                 Net cash used in investing activities         (3,310,285)       (97,727)
                                                                              -----------    -----------

Cash flows from financing actitivies:
  Proceeds from exercise of warrants and options                                   50,200        338,210
                                                                              -----------    -----------

                             Net cash provided by financing activities             50,200        338,210
                                                                              -----------    -----------

Net decrease in cash and cash equivalents                                      (4,968,875)    (1,924,515)

Effect of exhange rate differences on cash                                         (3,078)            --

Cash and cash equivalents at beginning of period                                9,087,551      6,359,969
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $ 4,115,598    $ 4,435,454
                                                                              ===========    ===========

Non cash financing activities:


  Common shares issued upon conversion of interest and notes                  $        --    $ 1,138,374
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

NOTE 3.           LIQUIDITY

Through March 31, 2005 we have sustained recurring net losses from operations and at March 31, 2005 had total equity of approximately $3,982,000 and net working capital of approximately $4,436,000. During the three months ended March 31, 2005, we experienced negative cash flows from operating activities of approximately $1,709,000 and had a net loss of approximately $2,149,000. We expect to meet our cash needs and fund our working capital requirements with our existing cash balances and from additional sources as follows: the purchasers in the November 2004 Financing have the option, which expires on August 31, 2005, to lend us an additional $5,000,000 on the same terms as the November 2004 Financing. Robert A. Olins, our Chief Executive Officer and a director of SpatiaLight, and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed to provide us with additional financing as more fully described in Note 6. We also expect to receive cash payments from our customers and from the exercises of options and warrants. There can be no assurances that existing investors will exercise their warrants or that the purchasers in the November 2004 Financing will exercise their right to make the additional lending investment. We also filed a "shelf" registration statement on Form S-3 with the SEC on January 31, 2005, for the sale of up to two million of our common shares, in one or more offerings. As of the date hereof, this "shelf" registration statement has not been declared effective by the SEC, and we cannot offer any assurances as to when such registration statement may become effective. We believe that our current cash and cash equivalents combined with the financing commitment from Robert A. Olins and Greenpark Limited will be sufficient to meet our capital and liquidity requirements for our operations for the twelve months from May 10, 2005 (the date that we filed the form 10-Q that is the subject of this amendment).

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

                                                         Three months ended March 31,
                                                           2005               2004
                                                  ----------------- -------------------
Net loss as reported                                  $ (2,148,535)       $ (1,945,893)

Add: Stock-based employee/director compensation
  included in reported net loss, net of any
  applicable related tax effects.                            8,250              42,924
Deduct: total stock-based employee compensation
  determined under fair value method for all awards,
  net of any applicable related tax effects             (1,043,100)           (786,081)
                                                  ----------------- -------------------

Proforma net loss, as adjusted                        $ (3,183,385)       $ (2,689,050)
                                                  ================= ===================

Loss per share:
Basic and diluted, as reported                             $ (0.06)            $ (0.06)
Basic and diluted, as adjusted                             $ (0.09)            $ (0.08)

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

Under the terms of the November 2004 Financing, the purchasers received the right (additional investment rights or AIR) to purchase up to an additional $5 million of senior secured convertible notes subject to the same terms and conditions, including the same conversion price as the notes issued in the November 2004 Financing. The AIR originally expired on November 30, 2005, but was amended on December 21, 2004 to expire on August 31, 2005. The fair value of the AIR was calculated on the November 30, 2004 issuance date at $1,072,248 using the Black-Scholes option pricing model and the following assumptions: stock price $8.83, exercise price $9.72, volatility 67%, risk free interest rate 2.50%, a contractual term of one year and a dividend yield of 0. This AIR is being treated as a derivative and has been recorded as a note purchase option liability and as a discount on the 2004 Senior Secured Convertible Notes. The AIR is not a hedging derivative. The fair value of the derivative will be recalculated on a quarterly basis until exercise or expiration to reflect the changing market price of the stock, the remaining contractual term, and the changing volatility. The objective in entering into the agreement for the AIR was that it was required by the lenders in order to complete the financing agreement.

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

Activity in notes payable for the three months ended March 31, 2005 is as follows:

                                             Balance at     Additional    (Payment) or    Reduction in      Balance at
                                            December 31,      or New        Discount        Prepaid         March 31,
Debt Principal:                                 2004         Discount     Amortization      Interest           2005
                                           ------------    ------------   ------------    ------------    ------------
Argyle                                     $  1,188,000    $         --   $         --    $         --    $  1,188,000
Argyle discount                                 (11,000)             --          5,500              --          (5,500)
November financing                           10,000,000              --                             --      10,000,000
November financing beneficial conversion       (152,260)             --         13,050              --        (139,210)
Reimbursement of investor's legal fees          (97,222)             --          8,333              --         (88,889)
November financing AIR discount              (1,042,378)             --         89,610              --        (952,768)
                                           ------------    ------------   ------------    ------------    ------------
               Total principal             $  9,885,140    $         --   $    116,493    $         --    $ 10,001,633
                                           ============    ============   ============    ============    ============


Interest:
Accrued Argyle 6%                          $         --    $     17,820   $         --    $    (17,820)   $         --
Beneficial interest                                  --         151,335             --        (151,335)             --
November financing                               84,932         250,000       (250,000)             --          84,932
                                           ------------    ------------   ------------    ------------    ------------
                Total interest             $     84,932    $    419,155   $   (250,000)   $   (169,155)   $     84,932
                                           ============    ============   ============    ============    ============


Non-cash interest expense is as follows:

                                                                       Three months ended March 31,
                                                                --------------------------------------------
                                                                        2005                   2004
                                                                ----------------------  --------------------
Amortization of note discounts and prepaid financing costs                  $ 126,257             $   5,500
Effect of beneficial conversion privileges
  on accrued interest                                                         151,335               182,196
                                                                ----------------------  --------------------
                                                                            $ 277,592             $ 187,696
                                                                ======================  ====================


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

Stock-based compensation is as follows:

                                                Three months ended March 31,

                                                  2005              2004
                                             ---------------  ------------------

Options granted to employees and directors         $  8,250            $ 42,924
Warrants issued for services                         90,800                   -
                                             ---------------  ------------------
                                                   $ 99,050            $ 42,924
                                             ===============  ==================

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

                                   KOREA          HONG KONG       JAPAN         TOTAL
                             -----------------------------------------------------------
Cash                             $ 1,261,944      $       -    $       -    $ 1,261,944
Property and equipment, net        1,325,913              -            -      1,325,913
Building and improvements          3,927,500              -            -      3,927,500
Inventory                            134,349        428,321      467,201      1,029,871
                             -----------------------------------------------------------

                                 $ 6,649,706      $ 428,321    $ 467,201    $ 7,545,228
                             ===========================================================

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

Status of Business with LG Electronics, Inc.

In July 2004, we entered into an agreement with LG Electronics, providing for us to sell a specially tailored version of our T-3 LCoS Sets to LG Electronics (see a description of our products under "Business Strategy," discussed below). Under the agreement, LG Electronics agreed to purchase from us a minimum of 21,000 LCoS Sets over an initial six-month delivery period. Based upon progress to date, we currently anticipate that the initial six-month delivery period for the LCoS Sets, which was scheduled to commence in January, will begin in the second quarter of 2005, subject to LG Electronics' completion of pre-production requirements. Subsequent deliveries scheduled under our agreement with LG Electronics (which was filed as Exhibit 10.5 to our Annual Report on Form 10-K/A on July 13, 2005) are now scheduled to follow the first delivery on a monthly basis. Under the agreement, commencing in the first delivery month, LG Electronics is required to provide us with rolling monthly firm purchase orders six months in advance of the scheduled delivery and rolling twelve-month advance projections of its anticipated future orders. Although the agreement does not contain any minimum purchase requirements after the initial six-month delivery period, it projects that LG Electronics will commence larger mass-production scale purchases of LCoS Sets from us in the seventh delivery month, which we currently expect to occur in the fourth quarter of 2005. The agreement is scheduled to have a two-year delivery term with monthly deliveries of LCoS Sets. All of the rights and obligations of the parties under the agreement are subject to a limited quantity of trial LCoS Sets, all of which have been delivered to LG Electronics, meeting certain final technical specifications for product performance. As provided in our agreement, LG Electronics and we have been cooperating to the extent necessary to assure that the trial LCoS Sets meet the final specifications called for by the agreement. We are currently working with LG Electronics on the final stage integration of our LCoS Sets into LG Electronics' rear projection televisions and we expect that this final integration process will be completed and we expect to receive written confirmation from LG Electronics that we have met the final technical specifications during the second quarter of 2005.

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

We expect to meet our cash needs and fund our working capital requirements with our existing cash balances and from additional sources as follows: the purchasers in the November 2004 Financing have the option, which expires on August 31, 2005, to lend us an additional $5,000,000 on the same terms as the November 2004 Financing. Robert A. Olins, our Chief Executive Officer and a director of SpatiaLight, and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed to provide us with additional financing as more fully described in Note 6. We also expect to receive cash payments from our customers and from the exercises of options and warrants. There can be no assurances that existing investors will exercise their warrants or that the purchasers in the November 2004 Financing will exercise their right to make the additional lending investment. We also filed a "shelf" registration statement on Form S-3 with the SEC on January 31, 2005, for the sale of up to two million of our common shares, in one or more offerings. As of the date hereof, such registration statement has not been declared effective by the SEC. We believe that our current cash and cash equivalents combined with the financing commitment from Robert A. Olins and Greenpark Limited will be sufficient to meet our capital and liquidity requirements for our operations for the twelve months from May 10, 2005 (the date that we filed the form 10-Q that is the subject of this amendment).

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

The total number of common shares included in the Amendment No. 4 to Form S-3 Registration Statement that we filed with the SEC on July 13, 2005 (Registration Number 333-122391), principally relating to the November 2004 Financing represents approximately 5.69% of the total number of our common shares that were issued and outstanding as of December 31, 2004. Sales of these shares, as well as the 2,000,000 common shares included in the Amendment No. 2 to Form S-3 "Shelf" Registration Statement filed by us with the SEC on July 13, 2005, into the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future.

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

Each of the material weaknesses identified by management during the control evaluation for the period ended December 31, 2004, was reported in Item 9A of our Form 10-K/A, and filed with the SEC on July 13, 2005.

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

PART II.          OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2005, we issued a fully vested warrant to purchase 75,000 common shares at an exercise price of $4.50 per share, which was not registered with the SEC. This warrant was issued as payment to our sales agent located in South Korea in consideration for services rendered principally in connection with respect to our ongoing business relations with LG Electronics. As of the date of this filing, the sales agent has not exercised the warrant and therefore we have not received any proceeds from that transaction. In issuing this warrant, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

In January 2005, we issued 448,764 common shares, which were not registered with the SEC, to Argyle, a company owned and controlled by Robert A. Olins, Chief Executive Officer, Secretary, Treasurer, and a Director of SpatiaLight. These shares were issued as a prepayment of interest payable on the Argyle notes, as more fully described in Part I., Item I., Note 6, under the heading "Argyle Notes." We used the proceeds that we received from our issuance of the Argyle notes for working capital and other general corporate purposes in 1997 and 1998. In issuing these shares, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

                                    Date: July 13, 2005
                                          --------------------------------

                                    SpatiaLight, Inc.



                                    By: /s/ ROBERT A. OLINS
                                        ----------------------------------
                                        Robert A. Olins
                                        Chief Executive Officer
                                          and Principal Financial Officer