Form 10-Q
period 2005-06-30
SPATIALIGHT INC
filed 2005-08-09
CIK 881468

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,706,013 common shares as of August 8, 2005.

                                SPATIALIGHT, INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2005


                                Table of Contents
                                -----------------

PART I            FINANCIAL INFORMATION

      Item 1.   Condensed Consolidated Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets as of
                June 30, 2005 and December 31, 2004........................................3

                Condensed Consolidated Statements of Operations
                for the Three and Six Months Ended June 30, 2005 and 2004..................4

                Condensed Consolidated Statement of Stockholders' Equity
                for the Six Months Ended June 30, 2005.....................................5

                Condensed Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 2005 and 2004............................6

                Notes to Condensed Consolidated Financial Statements.......................7

      Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of Operations..........................18

      Item 3.   Quantitative and Qualitative Disclosures about Market Risks...............37

      Item 4.   Controls and Procedures...................................................38

PART II  OTHER INFORMATION

      Item 2.   Changes in Securities and Use of Proceeds.................................41

      Item 4.   Submission of Matters to a Vote of Security Holders.......................41

      Item 5.   Other Information.........................................................42

      Item 6.   Exhibits and Reports on Form 8-K..........................................43

                Signatures................................................................44

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                                SPATIALIGHT, INC.
                     CONSDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,      December 31,
                                                               2005            2004
                                                           ------------    ------------
                                                           (unaudited)
ASSETS

Current assets
  Cash and cash equivalents                                   $    390,925    $  9,087,551
  Accounts receivable, net of allowance of $0 and
    $345,030 at June 30, 2005 and December 31, 2004,
    respectively                                                    79,424         264,053
  Inventory                                                      1,190,348       1,173,314
  Prepaids and other current assets                                942,281         949,711
  Prepaid non-cash interest to related party                     1,157,133         913,889
                                                              ------------    ------------
    Total current assets                                         3,760,111      12,388,518

Property, plant and equipment, net                               6,346,064         858,212
Construction in progress                                                --       2,801,521
Prepaid non-cash interest to related party                       2,892,831       3,474,386
Other assets                                                        73,398         123,774
                                                              ------------    ------------

   Total assets                                               $ 13,072,404    $ 19,646,411
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable                                            $  1,452,384    $    601,394
  Note purchase option liability                                     2,102         659,874
  Accrued expenses and other current liabilities                   770,199       2,533,546
                                                              ------------    ------------
  Total current liabilities                                      2,224,685       3,794,814

Senior secured and other convertible notes                      10,118,126       9,885,140
                                                              ------------    ------------

   Total liabilities                                            12,342,811      13,679,954
                                                              ------------    ------------

Commitments

Stockholders' equity
  Common stock, $.01 par value:
  50,000,000 shares authorized;
   36,088,513 and 35,326,436 shares issued and outstanding,
   at June 30, 2005 and December 31, 2004, respectively            360,885         353,264
Additional paid-in capital                                      73,696,122      69,384,146
Notes receivable                                                   (48,496)       (241,462)
Common shares issuable                                                  --       4,038,149
Other comprehensive income                                          35,266          73,562

Accumulated deficit                                            (73,314,184)    (67,641,202)
                                                              ------------    ------------
  Total stockholders' equity                                       729,593       5,966,457
                                                              ------------    ------------


Total liabilities and stockholders' equity                    $ 13,072,404    $ 19,646,411
                                                              ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                SPATIALIGHT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                       Three months ended June 30,      Six months ended June 30,
                                                                      ----------------------------    ----------------------------
                                                                          2005            2004            2005            2004
                                                                      ------------    ------------    ------------    ------------
Revenue                                                               $     41,149    $    540,775    $    138,908    $    859,875
Cost of revenue                                                             89,044         425,649         158,888         772,331
                                                                      ------------    ------------    ------------    ------------
      Gross margin                                                         (47,895)        115,126         (19,980)         87,544
                                                                      ------------    ------------    ------------    ------------

Selling, general and administrative expenses:
   Selling, general and administrative expenses                          1,772,227       1,479,858       3,481,792       2,485,803
   Stock-based general and administrative expenses                           8,250         218,250         107,300         261,174
                                                                      ------------    ------------    ------------    ------------
      Total selling, general and administrative expenses                 1,780,477       1,698,108       3,589,092       2,746,977

   Research and development expenses                                     1,165,634         569,798       1,659,130       1,251,558
                                                                      ------------    ------------    ------------    ------------

      Total operating expenses                                           2,946,111       2,267,906       5,248,222       3,998,535
                                                                      ------------    ------------    ------------    ------------

      Operating loss                                                    (2,994,006)     (2,152,780)     (5,268,202)     (3,910,991)
                                                                      ------------    ------------    ------------    ------------

Other income (expenses):
  Interest expense:
      Interest expense                                                    (267,775)        (18,301)       (534,910)        (36,120)
      Non-cash interest expense                                           (277,592)       (187,696)       (555,184)       (375,392)
                                                                      ------------    ------------    ------------    ------------
        Total interest expense                                            (545,367)       (205,997)     (1,090,094)       (411,512)
                                                                      ------------    ------------    ------------    ------------

  Other income:
        Gain from the revaluation of note purchase option liability          6,537              --         657,772              --
        Interest and other income                                            8,389          24,800          27,542          42,632
                                                                      ------------    ------------    ------------    ------------
          Total other income                                                14,926          24,800         685,314          42,632
                                                                      ------------    ------------    ------------    ------------

        Total other income (expenses)                                     (530,441)       (181,197)       (404,780)       (368,880)
                                                                      ------------    ------------    ------------    ------------

Net loss                                                              $ (3,524,447)   $ (2,333,977)   $ (5,672,982)   $ (4,279,871)
                                                                      ============    ============    ============    ============

Net loss per share - basic and diluted                                $      (0.10)   $      (0.07)   $      (0.16)   $      (0.13)
                                                                      ============    ============    ============    ============

Weighted average shares used in computing
 net loss per share- basic and diluted                                  35,965,774      33,153,429      35,892,277      32,955,434
                                                                      ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                SPATIALIGHT, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                         SIX MONTHS ENDED JUNE 30, 2005

                                                             COMMON STOCK       ADDITIONAL                    COMMON
                                                        ---------------------     PAID-IN       NOTES          STOCK
                                                          SHARES      AMOUNT      CAPITAL     RECEIVABLE     ISSUABLE
                                                        ----------   --------   -----------   ----------    -----------
Balance, January 1, 2005                                35,326,436   $353,264   $69,384,146   $ (241,462)   $ 4,038,149

Exercise of stock options and warrants                     180,572      1,806        98,955           --             --

Issuance of common shares issuable                         581,505      5,815     4,032,334           --     (4,038,149)

Issuance of options below FMV to employees                      --         --        16,500           --             --

Issuance of warrants for
 services                                                       --         --       164,187           --             --

Repayment of notes receivable from stockholder                  --         --            --      200,000             --

Accrued interest on notes receivable from stockholder           --         --            --       (7,034)            --

Comprehensive loss:

  Foreign currency translation adjustment                       --         --            --           --             --

  Net loss                                                      --         --            --           --             --

    Total comprehensive loss                                    --         --            --           --             --
                                                        ----------   --------   -----------   ----------    -----------

Balance, June 30, 2005                                  36,088,513   $360,885   $73,696,122   $  (48,496)   $        --
                                                        ==========   ========   ===========   ==========    ===========

                                                           OTHER                           TOTAL
                                                        COMPREHEN-     ACCUMULATED     STOCKHOLDERS'
                                                        SIVE INCOME      DEFICIT          EQUITY
                                                        -----------   -------------    -------------
Balance, January 1, 2005                                $    73,562   $ (67,641,202)   $   5,966,457

Exercise of stock options and warrants                           --              --          100,761

Issuance of common shares issuable                               --              --               --

Issuance of options below FMV to employees                       --              --           16,500

Issuance of warrants for
 services                                                        --              --          164,187

Repayment of notes receivable from stockholder                   --              --          200,000

Accrued interest on notes receivable from stockholder            --              --           (7,034)

Comprehensive loss:

  Foreign currency translation adjustment                   (38,296)             --          (38,296)

  Net loss                                                       --      (5,672,982)      (5,672,982)
                                                                                        -------------

    Total comprehensive loss                                     --              --       (5,711,278)
                                                        -----------   -------------    -------------

Balance, June 30, 2005                                  $    35,266   $ (73,314,184)   $     729,593
                                                        ===========   =============    =============

     See accompanying notes to condensed consolidated financial statements.

                                SPATIALIGHT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                               Six months ended June 30,

                                                                                  2005           2004
                                                                              -----------    -----------
Cash flows from operating activities:
Net loss                                                                      $(5,672,982)   $(4,279,871)

Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                   237,563        219,991
  Stock-based general and administrative expenses                                 107,300        261,174
  Non-cash interest expense                                                       555,184        375,392
  Gain from revaluation of note purchase option liability                        (657,772)            --
  Accrued interest on notes receivable from stockholder                            (7,034)       (28,332)
  Changes in operating assets and liabilities:
     Accounts receivable                                                          184,629       (709,400)
     Inventory                                                                    (17,034)      (131,744)
     Prepaid and other current assets                                              96,930       (226,072)
     Other assets                                                                  10,825         (4,100)
     Accounts payable                                                             850,990       (253,792)
     Accrued expenses and other current liabilities                            (1,149,412)        66,209
                                                                              -----------    -----------

             Net cash used in operating activities                             (5,460,813)    (4,710,545)
                                                                              -----------    -----------

Cash flows from investing activities:
  Acquisition of property, plant and equipment                                 (3,537,829)      (244,080)
                                                                              -----------    -----------

           Net cash used in investing activities                               (3,537,829)      (244,080)
                                                                              -----------    -----------

Cash flows from financing activities:
  Payments received from notes receivable                                         200,000             --
  Proceeds from exercise of warrants and options                                  100,761      1,070,210
                                                                              -----------    -----------

           Net cash provided by financing activities                              300,761      1,070,210
                                                                              -----------    -----------

Net decrease in cash and cash equivalents                                      (8,697,881)    (3,884,415)

Effect of exhange rate differences on cash                                          1,255             --

Cash and cash equivalents at beginning of period                                9,087,551      6,359,969
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $   390,925    $ 2,475,554
                                                                              ===========    ===========

Non-cash financing activities:
  Common shares issued upon conversion of interest and notes                  $        --    $ 1,138,374
                                                                              ===========    ===========
  Warrants issued for fundraising services provided                           $    73,387    $        --
                                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                               SPATIALIGHT, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business Description

We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. We are currently offering two types of products,
(i) LCoS Sets and (ii) display units, to our customers and prospective customers, who are located primarily in Asia. We currently manufacture two models of our LCoS Sets. The T-3 model has a 1920 pixels by 1080 pixels configuration, while the T-1 model has a lower resolution of 1280 pixels by 960 pixels configuration.

Our current customers and current prospective customers are original equipment manufacturers (OEMs) engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Our products are also suitable for incorporation into other potential display applications including rear projection computer monitors, wireless communication devices, portable games and digital assistants, although we are not currently working with OEMs on any of these products.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In our management's opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2004. The interim results for the period ended June 30, 2005 are not necessarily indicative of results for the full fiscal year.

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Note 3. Liquidity

From inception through June 30, 2005, we have sustained recurring net losses from operations totaling approximately $73.3 million and at June 30, 2005, had total equity of approximately $0.7 million and net working capital of approximately $1.5 million. During the three and six months ended June 30, 2005, we experienced net cash outflows of approximately $3.7 million and $8.7 million, respectively. We recognized net losses for the three and six months ended June 30, 2005, of approximately $3.5 million and $5.7 million, respectively.

We expect to meet our cash needs and fund our working capital requirements with our existing cash balances and from certain additional sources. Those sources include proceeds of approximately $2.7 million that we received from the sale of 500,000 of our common shares on August 5, 2005 from a currently effective "shelf" registration statement, as more fully described in Note 12. Other anticipated sources are cash payments from our customers, the exercises of stock options and warrants and additional sales of our common shares from the "shelf" registration statement. There can be no assurances with respect to these potential sources. In addition, the purchasers in the November 2004 Financing have the option, which expires on August 31, 2005, to lend us an additional $5 million on the same terms as the November 2004 Financing, as more fully described in Note 7. It is uncertain whether the November 2004 Financing purchasers will exercise this option. Robert A. Olins, our Chief Executive Officer and a director and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed to provide us with additional financing as more fully described in Note 7. We believe that our current cash and cash equivalents as of June 30, 2005, combined with the proceeds from the August 2005 Equity Financing and the financing commitment from Robert A. Olins and Greenpark Limited will be sufficient to meet our capital and liquidity requirements for our operations through at least the second quarter of 2006.

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

The table below shows net loss per share for the three and six months ended June 30, 2005 and 2004 as if we had elected the fair value method of accounting for stock options.

                                                  Three months ended June 30,    Six months ended June 30,
                                                      2005           2004           2005           2004
                                                  -----------    -----------    -----------    -----------
Net loss as reported                              $(3,524,447)   $(2,333,977)   $(5,672,982)   $(4,279,871)

Add: Stock-based employee/director compensation
  included in reported net loss, net of any
  applicable related tax effects                        8,250          8,250         16,500         51,174
Deduct: total stock-based employee compensation
  determined under fair value method for all
  awards, net of any applicable related
  tax effects                                      (1,270,330)      (367,839)    (2,313,430)      (780,528)
                                                  -----------    -----------    -----------    -----------

Pro forma net loss, as adjusted                   $(4,786,527)   $(2,693,566)   $(7,969,912)   $(5,009,225)
                                                  ===========    ===========    ===========    ===========

Net loss per share:
Basic and diluted, as reported                    $     (0.10)   $     (0.07)   $     (0.16)   $     (0.13)
Basic and diluted, as adjusted                    $     (0.13)   $     (0.08)   $     (0.22)   $     (0.15)

Note 5. Per Share Information

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The table below reflects potentially dilutive securities which were excluded from the computation of diluted net loss per share for the three months and six months ended June 30, 2005 and 2004 because the effect of their assumed exercise would be antidilutive.

                                                        As of June 30,
                                           2005                                2004
                             ---------------------------------   ---------------------------------
                              Number of                           Number of
                             Potentially    Weighted Average     Potentially    Weighted Average
                              Dilutive     Exercise/Conversion    Dilutive     Exercise/Conversion
                               Shares             Price            Shares             Price
                             -----------   -------------------   -----------   -------------------
Stock options and warrants     6,646,211   $              4.00     5,938,195   $              2.37
Convertible notes              3,404,807   $              3.29     2,376,000   $              0.50
                             -----------                         -----------
  Total                       10,051,018                           8,314,195
                             ===========                         ===========

Note 6. Property, Plant and Equipment

Property, plant and equipment include:

                                                    As of
                                        June 30, 2005    December 31, 2004
                                        -------------    -----------------

Building                                $   3,990,410    $              --
Other equipment and instruments             2,127,571            1,901,333
Machinery and manufacturing equipment       1,224,708                   --
Office furniture and fixtures                 662,851              545,201
Tooling                                       371,700              344,890
Leasehold improvements                        175,654              175,654
Computer software                             126,803                   --
Computer hardware                              55,287                   --
                                        -------------    -----------------

Total property, plant and equipment         8,734,984            2,967,078
Accumulated depreciation                   (2,388,920)          (2,108,866)
                                        -------------    -----------------
Property, plant and equipment, net      $   6,346,064    $         858,212
                                        =============    =================

Note 7. Notes Payable

Convertible notes at June 30, 2005 consist of the following:

Argyle Notes:

In 1998, we received $1,188,000 in cash in exchange for notes payable in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer, and a Director. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all of our assets. Both principal and interest are convertible into our common shares at $0.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

On September 20, 2002, the due date was extended until March 31, 2004. Accordingly, the remaining unamortized discount at the extension date of $198,000 was being amortized through March 31, 2004, resulting in a new effective interest rate of 17% per annum when compared to the outstanding principal balances. On December 31, 2003, the due date was extended until June 30, 2005. Accordingly, the remaining unamortized discount of $33,000 at the extension date was being amortized through June 30, 2005, resulting in a new effective interest rate of 8% per annum when compared to the outstanding principal balances. On November 30, 2004, the due date was extended until December 31, 2008. The remaining unamortized discount of $11,000 at the extension date was amortized through June 30, 2005.

On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest payable on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,764 common shares, as a prepayment of interest payable on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of June 30, 2005, total prepaid interest on the Argyle notes for the period July 1, 2005 to December 31, 2008 is $4,049,964 with $1,157,133 classified as a current asset, and $2,892,831 classified as a non-current asset.

At June 30, 2005, the carrying value of the Argyle notes totaled $1,188,000 representing the principal unpaid balance.

The November 2004 Financing:

On November 30, 2004, we completed a non-brokered private placement of $10 million of senior secured notes (the 2004 Senior Secured Convertible Notes). The 2004 Senior Secured Convertible Notes accrue interest at 10%, payable quarterly, and the interest is payable in cash or common shares, at our option (if certain conditions are met). The value of the shares for the purposes of calculating interest payments shall be equal to the 20-day trailing average of the volume weighted average prices of our common shares at the end of each quarterly interest period. The 2004 Senior Secured Convertible Notes are due November 30, 2007.

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

We are required to file a registration statement for resale of the shares issuable upon conversion of the notes and have the registration statement declared effective no later than 120 days after December 21, 2004. Pursuant to our amended registration rights agreement with the noteholders, if the registration does not become effective by April 20, 2005, or does not remain effective, we may be required to pay each noteholder cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter until the registration becomes effective. However, each of the noteholders has agreed to waive its right to these payments in the event that the applicable registration statement is declared effective no later than July 29, 2005. On July 29, 2005 the SEC declared the registration statement effective pursuant to Section 8(a) of the Securities Act of 1933, as amended.

In consideration for Argyle entering into the Intercreditor Agreement, our Board of Directors authorized us to enter into an extension and modification agreement with Argyle with respect to the Argyle Notes (the Extension Agreement) under which the due date of the Argyle Notes was extended to December 31, 2008.

Under the terms of the November 2004 Financing, Robert A. Olins and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed, in the event that the Board of Directors determines that such financing is necessary, to provide us with up to an additional $6 million in future financing on terms and conditions to be determined at the time of any such transaction. That financing commitment shall be reduced by any funds that we receive from future sales or exercises of our equity, debt or derivative securities, including the sale of our common shares under the prospectus that we filed with the SEC on January 28, 2005, as a part of a "shelf" registration process. As of the date of this filing, taking into account the August 2005 Equity Financing and stock option exercises, we had received an aggregate total of $3,761,413 thereby reducing the commitment by Mr. Olins and Greenpark Limited by an equal aggregate amount.

Under the terms of the November 2004 Financing, the purchasers received the right (additional investment rights or AIR) to purchase up to an additional $5 million of senior secured convertible notes subject to the same terms and conditions, including the same conversion price as the notes issued in the November 2004 Financing. The AIR originally expired on November 30, 2005, but was amended on December 21, 2004 to expire on August 31, 2005. The fair value of the AIR was calculated on the November 30, 2004 issuance date at $1,072,248 using the Black-Scholes option pricing model (see table below.) This AIR is being treated as a derivative and has been recorded as a note purchase option liability and as a discount on the 2004 Senior Secured Convertible Notes. The AIR is not a hedging derivative. The fair value of the derivative will be recalculated on a quarterly basis until exercise or expiration to reflect the changing market price of the stock, the remaining contractual term, and the changing volatility. The objective in entering into the agreement for the AIR was that it was required by the lenders in order to complete the financing agreement. Below is a table reflecting the fair value of the

AIR at each period end date and the Black-Scholes assumptions used to calculate the fair value. The assumptions changed from the November 2004 valuation date in that the market price of our common shares had changed, the contractual life had changed due to the December 21, 2004 amendment, and the volatility changed as a result of the changes in market price and contractual life. Any reduction in the note purchase option liability due to the revaluation of the AIR is recorded as a gain from the revaluation of the note purchase option liability and is included in other income.

                                    Gain                                                Risk-Free
                                 Recognized    Cumulative     Current                   Interest     Contractual
Fair Value Date*    Fair Value   for Quarter      Gain      Stock Price   Volatility      Rate          Term
-----------------   ----------   -----------   ----------   -----------   ----------    ---------    -----------
November 30, 2004   $1,072,248   $        --   $       --   $      8.83           67%        2.50%     1 year
December 31, 2004   $  659,874   $   412,374   $  412,374   $      8.95           52%        2.50%    8 months
March 31, 2005      $    8,639   $   651,235   $1,063,609   $      5.05           49%        2.50%    5 months
June 30, 2005       $    2,102   $     6,537   $1,070,146   $      5.67           54%        3.00%    2 months

* Exercise price for all dates is $9.72 per share and dividend yield for all dates is zero.


The $1,072,248 discount applied to the 2004 Senior Secured Convertible Notes gave rise to a beneficial conversion feature of $156,610 resulting from the excess aggregate value of the common shares issuable upon conversion of the 2004 Senior Secured Convertible Notes into common shares over the discounted carrying value of the 2004 Senior Secured Convertible Notes at the issuance date. The resulting beneficial conversion feature is treated as an additional discount to the 2004 Senior Secured Convertible Notes and an increase in additional paid-in capital, and will be amortized, along with the original discount related to the value of the AIR, over the life of the 2004 Senior Secured Convertible Notes. In addition, $100,000 of legal fees reimbursed to one of the lenders was recorded as a note discount and is being amortized over the life of the notes. Additional financing costs of $117,162 were recorded as prepaid expenses and are being amortized over the life of the notes.

Activity in notes payable for the six months ended June 30, 2005 is as follows:

                                            Balance at                     (Payment) or                     Balance at
                                           December 31,     Addition or      Discount       Conversion       June 30,
Debt Principal:                                2004        New Discount    Amortization     to Equity          2005
                                           ------------    -------------   ------------    ------------    ------------
Argyle                                     $  1,188,000    $          --   $         --    $         --    $  1,188,000
Argyle discount                                 (11,000)              --         11,000              --              --
November financing                           10,000,000               --             --              --      10,000,000
November financing beneficial conversion       (152,260)              --         26,100              --        (126,160)
Reimbursement of investor's legal fees          (97,222)              --         16,666              --         (80,556)
November financing AIR discount              (1,042,378)              --        179,220              --        (863,158)
                                           ------------    -------------   ------------    ------------    ------------
                  Total                    $  9,885,140    $          --   $    232,986    $         --    $ 10,118,126
                                           ============    =============   ============    ============    ============

Interest:
Accrued Argyle 6%                          $         --    $      35,640   $         --    $    (35,640)   $         --
Beneficial interest                                  --          302,670             --        (302,670)             --
November financing                               84,932          500,000       (502,740)             --          82,192
                                           ------------    -------------   ------------    ------------    ------------
                  Total                    $     84,932    $     838,310   $   (502,740)   $   (338,310)   $     82,192
                                           ============    =============   ============    ============    ============

Non-cash interest expense is as follows:

                                                       Six months ended June 30,
                                                           2005          2004
                                                         --------     --------
Amortization of note discounts and prepaid financing
costs                                                    $252,514     $ 11,000
Effect of beneficial conversion privileges
  on accrued interest                                     302,670      364,392
                                                         --------     --------
                                                         $555,184     $375,392
                                                         ========     ========

Activity in notes payable for the three months ended June 30, 2005 is as follows:

                                            Balance at                     (Payment) or
                                            March 31,       Addition or      Discount      Conversion      Balance at
Debt Principal:                                2005        New Discount    Amortization     to Equity     June 30, 2005
                                           ------------    -------------   ------------    -----------    -------------
Argyle                                     $  1,188,000    $          --   $         --    $        --    $   1,188,000
Argyle discount                                  (5,500)              --          5,500             --               --
November financing                           10,000,000               --             --             --       10,000,000
November financing beneficial conversion       (139,210)              --         13,050             --         (126,160)
Reimbursement of investor's legal fees          (88,889)              --          8,333             --          (80,556)
November financing AIR discount                (952,768)              --         89,610             --         (863,158)
                                           ------------    -------------   ------------    -----------    -------------
                 Total                     $ 10,001,633    $          --   $    116,493    $        --    $  10,118,126
                                           ============    =============   ============    ===========    =============

Interest:
Accrued Argyle 6%                          $         --    $      17,820   $         --    $   (17,820)   $          --
Beneficial interest                                  --          151,335             --       (151,335)              --
November financing                               84,932          250,000       (252,740)            --           82,192
                                           ------------    -------------   ------------    -----------    -------------
                 Total                     $     84,932    $     419,155   $   (252,740)   $  (169,155)   $      82,192
                                           ============    =============   ============    ===========    =============

Non-cash interest expense is as follows:

                                                     Three months ended June 30,
                                                          2005         2004
                                                        --------     --------
Amortization of note discounts and prepaid
  financing costs                                       $126,257     $  5,500
Effect of beneficial conversion privileges
  on accrued interest                                    151,335      182,196
                                                        --------     --------
                                                        $277,592     $187,696
                                                        ========     ========

Note 8. Issuance of Securities

Exercise of Stock Options and Warrants in the Three and Six Months Ended June 30, 2005

During the second quarter of 2005, 57,550 and 105,557 common shares were issued upon the exercise of employee/director stock options and warrants, respectively. During the first six months of 2005, 75,015 and 105,557 common shares were issued upon the exercise of employee/director stock options and warrants, respectively. The warrant exercises were cashless exercises pursuant to the warrant agreements. Total cash received from option exercises were for the three and six months ended June 30, 2005 was $50,563 and $100,761, respectively.

Issuance of Shares, Stock Options and Warrants During the Six Months ended June 30, 2005

In June 2005, we issued a fully vested warrant to purchase 75,000 of our common shares to an unaffiliated investment bank for compensation for services provided pursuant to a service agreement. A value of $73,387 was assigned to the warrant using the Black-Scholes pricing model and the following assumptions: stock price $5.71, exercise price $7.50, historical volatility 65%, risk free interest rate 3%, dividend yield of 0 and a contractual life of 12 months. This amount is included in current assets as prepaid fundraising costs and will be capitalized in the equity section of the balance sheet upon a relevant financing closing or will be expensed in the event a financing does not occur prior to the expiration of the warrant.

In February 2005, we issued a fully vested warrant to purchase 75,000 common shares as payment to a sales agent. A value of $90,800 was assigned to the warrant using the Black-Scholes pricing model and the following assumptions: stock price $4.66, exercise price $4.50, historical volatility 64%, risk free interest rate 2.50%, dividend yield of 0 and a contractual life of 10 months. This amount is included in stock-based general and administrative expenses.

In January 2005, 581,505 common shares with a value of $4,038,149 previously recorded as common shares issuable were issued.

Other expenses totaling $8,250 and $16,500 in the three and six months ended June 30, 2005 relate to the valuation of an employee stock option issued with an exercise price lower than the market price on the grant date and are included in stock-based general and administrative expenses. This expense relates to an option granted in 2003.

Issuance of Shares Under Installment Note

In consideration for the financing commitment by Greenpark Limited, we agreed to reduce by $600,000 the amount owed by Greenpark Limited to us under that certain warrant installment agreement, dated as of October 14, 2002. Mr. Olins advised the Board of Directors that any consideration that the Board of Directors determined was owed to Mr. Olins for the financing commitment should instead be given as consideration to Greenpark Limited for its participation in the financing commitment. As a result, Mr. Olins was not, and is not to be, compensated for his participation in the financing commitment and the Board of Directors weighed that fact in their negotiation with Greenpark Limited with respect to amending the installment agreement described above. Pursuant to that installment agreement, in November 2002, Greenpark Limited exercised its warrant to purchase 746,268 common shares at the exercise price of $2.00 per share, for an aggregate purchase price of $1,492,536. Under the installment agreement, Greenpark Limited is required to make periodic installment payments towards such aggregate purchase price. There is a 6% annual interest rate with respect to the balance of the share purchase price owed to us and all accrued interest is due with the final payment. We issued all of the 746,268 shares to Greenpark Limited in 2003. As of June 30, 2005, Greenpark Limited owed to us a remaining adjusted principal balance of $48,496 (reflecting the purchase price reduction and principal payments) plus accrued interest, which is due in periodic payments, with the final payment due on or before May 17, 2005. We will not give any further financial consideration to Greenpark Limited for such financing commitment and anticipate collection of the remaining balance plus accrued interest by the end of the third quarter of 2005.

Stock-based compensation is as follows:

                                      Three months               Six months
                                     ended June 30,             ended June 30,
                                   -------------------      -------------------
                                     2005       2004          2005       2004
                                   --------   --------      --------   --------
Options granted to employees and
  directors                        $  8,250   $  8,250      $ 16,500   $ 51,174
Warrants issued for services             --    210,000        90,800    210,000
                                   --------   --------      --------   --------
                                   $  8,250   $218,250      $107,300   $261,174
                                   ========   ========      ========   ========

Note 9. Segment Information and Significant Customer Information

Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying financial statements of operations. Therefore, we have determined that we operate in a single business segment. All of our assets are located at our facilities in the United States at June 30, 2005, except for the following:

                                               Korea      Hong Kong     Japan        Total
                                             ----------   ---------   ----------   ----------
Cash                                         $  171,232   $      --   $       --   $  171,232
Building, net                                 3,955,727          --           --    3,955,727
Machinery and manufacturing equipment, net    1,176,093          --           --    1,176,093
Office furniture and fixtures, net              130,210          --           --      130,210
Other equipment and instruments, net             89,102          --           --       89,102
Inventory                                        26,628     426,465      454,616      907,709
                                             ----------   ---------   ----------   ----------
                                             $5,548,992   $ 426,465   $  454,616   $6,430,073
                                             ==========   =========   ==========   ==========

Of our total revenue in 2005, 78% was derived from the sales of our LCoS Sets to LG Electronics, a customer located in the Republic of Korea. The remaining 22% was derived from the sales of our LCoS Sets to customers in Hong Kong, Taiwan, China and the United States. For the three and six months ended June 30, 2005, 98% and 78% of our revenue was derived from LG Electronics, respectively. This customer made up 100% of our accounts receivable balance at June 30, 2005.

Note 10. Inventory

Inventory consisted of the following:

                            As of
                    June 30,    December 31,
                      2005          2004
                   ----------   ------------
Raw materials      $  730,848   $    691,168
Work-in-progress       16,935         31,684
Finished goods        442,565        450,462
                   ----------   ------------
                   $1,190,348   $  1,173,314
                   ==========   ============

Note 11. Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections" (FAS 154), a replacement of APB No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 will have a material impact on our results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We are currently evaluating the provision and do not expect the adoption of Interpretation No. 47 will have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123, "Accounting for Stock-Based Compensation" and supersede APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It requires companies to recognize their compensation costs related to share-based payment transactions in financial statements. These costs are to be measured based on the fair value of the equity or liability instruments issued. We will apply SFAS No. 123R in the first quarter of 2006. We have not yet evaluated the impact that the adoption of SFAS No. 123R will have on our financial statements; however, the adoption could materially impact our results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets -- an Amendment of APB Opinion No. 29," which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating SFAS No. 153 and do not expect the adoption will have a material impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an Amendment of ARB No. 43, Chapter 4," which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal years beginning after June 15, 2005. We have not evaluated the impact of SFAS No. 151 to our overall result of operations or financial condition.

Note 12. Subsequent Events

August 2005 Equity Financing

On August 5, 2005, we sold 500,000 of our common shares at a purchase price of $5.40 per share to certain institutional investors. Those shares were included in our Form S-3 "shelf" registration statement (File No.333-122932), which was declared effective by the SEC in July 2005. We received proceeds of approximately $2.7 million from the transaction, which we are using for working capital and other general corporate purposes. The purchasers in the August 2005 Equity Financing have a 30-day option, which expires on September 4, 2005, to purchase an additional aggregate of 225,000 of our common shares included in the "shelf" registration statement at a purchase price of $5.50 per share. As of the date of this filing, 1,500,000 of our common shares included in our currently effective "shelf" registration statement, including those subject to the 30-day option described above, have not been sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Item 2 and those discussed in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on July 13, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of our condensed consolidated financial condition as of June 30, 2005, and our results of operations for the three and six months ended June 30, 2005 and 2004. The following should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

OVERVIEW

We are in the business of manufacturing high-resolution LCoS microdisplays. Our current customers and prospective customers are original equipment manufacturers
(OEMs) engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Our products are also suitable for incorporation into other potential display applications including rear projection computer monitors, wireless communication devices, portable games and digital assistants, although we are not currently working with OEMs on any of these products.

Status of Business with LG Electronics, Inc.

In July 2004, we entered into an agreement with LG Electronics (see Exhibit 10.5 to our Annual Report on Form 10-K/A filed with the SEC on July 13, 2005), providing for us to sell our T-3 LCoS Sets to LG Electronics. Under that agreement, LG Electronics agreed to purchase from us a minimum of 21,000 LCoS Sets over an initial six-month delivery period, which was originally scheduled to commence in January 2005, subject to LG Electronics' completion of pre-production requirements.

In July 2005, we commenced delivering commercial production LCoS Sets to LG Electronics, although we delivered a smaller quantity of LCoS Sets than was contemplated under the July 2004 agreement for the first delivery month. We delivered those LCoS Sets based upon our expectation that in the immediate future we will receive a firm purchase order from LG Electronics for its purchase from us of an aggregate minimum quantity of 9,300 LCoS Sets for the period July through December 2005. Under the purchase order that we expect to receive, we will have the option to increase the initial order to an aggregate maximum quantity of 16,800 LCoS Sets.

Our agreement with LG Electronics states that the parties' rights and obligations are subject to a limited quantity of trial LCoS Sets, all of which have been delivered to LG Electronics, meeting certain final technical specifications for product performance. LG Electronics and we have been cooperating since July 2004 to assure that the trial LCoS Sets meet the final specifications called for by the agreement. LG Electronics completed the final stage integration of our LCoS Sets into their rear projection televisions in July 2005 and LG Electronics subsequently informally advised us that our product met the specifications, which enabled us to commence executing commercial production deliveries to LG Electronics in July. In August 2005, we expect to receive the formal written qualification letter from LG Electronics stating that we have met the agreed upon technical specifications. Until we receive that qualification letter, there can be no assurances that LG Electronics will purchase any LCoS Sets from us beyond those that we delivered to them in July 2005.

LG Electronics announced in a joint press release with us in January 2005 that they were planning an initial rollout of 71-inch and 62-inch LCoS televisions incorporating our LCoS Sets commencing in the second quarter of 2005. Based upon our discussions with LG Electronics and other public statements by them, we believe that LG Electronics currently intends to commence this initial rollout during the third quarter of 2005. LG Electronics also announced that its initial product rollout will be into the United States, South Korean and Australian consumer markets, with future plans for expansion into other markets. We believe, based upon discussions with LG Electronics, that the expected initial purchase order for 9,300 LCoS Sets will fully enable LG Electronics to effectively launch their LCoS-based televisions into the intended target markets on time for the 2005 holiday shopping season.

We are now working and negotiating with LG Electronics to formalize a constructive amendment and restatement of the original agreement to govern our anticipated product deliveries going forward. We expect that the most significant amendment will be reducing the minimum initial six-month quantity commitment, which will be for the period July through December 2005, to an aggregate of 9,300 LCoS Sets, with the option for us to increase that amount to an aggregate maximum quantity of 16,800 LCoS Sets. We believe that the anticipated revised six-month minimum LCoS Set quantity will be mutually beneficial for LG Electronics and us. That minimum quantity will allow LG Electronics to move forward with full execution of its consumer market launch of high definition televisions incorporating our LCoS Sets, as described above.

We anticipate that the other material terms of our original agreement with LG Electronics will remain substantially the same when it is amended and restated, which we expect to consummate in August 2005. Deliveries scheduled under our agreement with LG Electronics are presently scheduled to follow the July 2005 delivery on a monthly basis. Under the agreement, commencing in the first delivery month, LG Electronics is required to provide us with rolling monthly firm purchase orders six months in advance of the scheduled delivery and rolling twelve-month advance projections of its anticipated future orders. We expect to receive firm purchase orders for January and February 2006 from LG Electronics later this month. Although the agreement does not contain any minimum purchase requirements after the initial six-month delivery period, the agreement projects that LG Electronics will commence larger mass-production scale purchases of LCoS Sets from us in the seventh delivery month, which we currently expect to occur in January 2006. LG Electronics has advised us that it expects the larger mass production purchases to commence as scheduled in the seventh delivery month based upon its strategic marketing plans. The agreement is scheduled to have a two-year delivery term with monthly deliveries of LCoS Sets.

Our agreement with LG Electronics provides that we will be their exclusive supplier of three-chip LCoS microdisplay products for twelve months beginning from the date that we commence shipments under the agreement. Furthermore, our agreement provides that LG Electronics will have the exclusive right in Korea to purchase T-3 microdisplay products from us for the twelve months beginning from the date that we commenced shipments under the agreement. In the event that LG Electronics purchases more than 60,000 LCoS Sets for delivery between the seventh (7th) and twelfth (12th) delivery months of our agreement, which we currently expect will be January through June 2006, LG Electronics has the right to extend its exclusivity period for twelve additional months. In the event that LG Electronics does not purchase that quantity of LCoS Sets during that time period, we have the right under the agreement to continue to be the exclusive supplier of LCoS products to LG Electronics during the second delivery year.

In the first half of 2005, a substantial percentage of our product deliveries, which were in small quantities, were made to LG Electronics. Based upon our agreement with LG Electronics and our present expectations, it is likely that a substantial percentage of our anticipated future product deliveries in 2005 will be made to LG Electronics as well. The loss of LG Electronics as a customer or any delays in our delivery schedule to LG Electronics could harm our future sales or results of operations; and our substantial dependence on one customer is subject to risks set forth under the heading "Business Risks and Uncertainties."

Business in China and Taiwan

To date, we have delivered limited quantities of our microdisplay products to our Chinese and Taiwanese customers. A substantial portion of our product deliveries were in 2004. The quantities of our products delivered to our Chinese and Taiwanese customers are sufficient only for engineering testing and pilot program purposes. To date, our Chinese and Taiwanese customers have not ordered quantities of our products that would enable them to launch commercial sales of LCoS high definition televisions.

We have continuing business relationships with approximately ten customers and prospective customers in China and Taiwan. Current Chinese and Taiwanese customers are at different stages in the development and product introduction processes, and their efforts are progressing at a slower rate than we originally anticipated. There were no shipments to our Chinese and Taiwanese customers in the fourth quarter of 2004. We made small shipments to one of these customers in both the first and second quarter of 2005. We are maintaining our plans to ship our products to our Chinese and Taiwanese customers, although at a slower rate of shipment than originally expected. While we have purchase orders in place with our Chinese and Taiwanese customers, such orders are cancelable at any time by such customers. We therefore cannot provide assurance concerning the quantities of our products that we will sell to our Chinese and Taiwanese customers in the future.

Although our Chinese and Taiwanese customers' progression from product prototyping to mass production has been far slower than we had anticipated, we remain positive about our business prospects in China and Taiwan and the potential for China and Taiwan to become large markets for us. We currently believe that Chinese and Taiwanese television manufacturers tend to apply a market strategy of following the successful business models of global television manufacturing leaders, rather than acting as leaders themselves in terms of introducing new technologies to the marketplace. We therefore believe that if the LCoS technology gains greater acceptance in the high definition television marketplace, and if industry leaders, such as Sony, JVC and LG Electronics, present their LCoS based televisions to the worldwide consumer markets in a prominent fashion, it will then be more likely that the Chinese and Taiwanese television manufacturers will follow these business models and ramp up their own lines of LCoS high definition televisions. We believe that our present course of continuing to transact business with major Chinese and Taiwanese television manufacturers is positioning us to be a leading LCoS supplier in China and Taiwan in the future.

In May 2004, we opened a representative office in Shanghai, China, for the purpose of conducting, coordinating and supporting our business relations with our Chinese customers and prospective customers.

We believe that the addition of our Korean manufacturing plant and the representative office in Shanghai will improve our ability to effectively conduct business in South Korea, China, Taiwan and throughout other parts of Asia as well.

Other Business Development

We are currently developing working relationships with prospective customers, located primarily in Japan and other parts of the Pacific Rim region. These prospective customers fall into two general categories: television manufacturers and light engine suppliers. We have provided samples of our LCoS Sets to certain of such prospective customers, but we do not have any formal agreements with such parties. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot assure that we will receive any purchase orders binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under "Business Risks and Uncertainties."

Manufacturing Capacity

We completed construction of our Korean manufacturing facility in January 2005. The Korean facility will serve as our central commercial manufacturing base. The facility commenced producing products for commercial sale in the second quarter of 2005. The facility is designed with the capacity, on full employment, to produce up to 28,000 LCoS Sets per month. The facility has been specially designed for expansion to a capacity of 120,000 LCoS Sets per month in several expansion phases. We believe that the facility can be expanded in an efficient manner in the event that such expansion becomes necessary based upon increased or perceived increased demand for our products from our customers.

We are currently continuing to install additional manufacturing and related equipment in the facility and we are actively hiring personnel. We are currently training our new operators and supervisors in key processes and equipment familiarization. We believe that this is making our production transition more efficient and reducing the chances of our incurring unexpected delays in the transition process. While we cannot provide any assurances against unexpected delays, we believe that our transition approach constitutes a proactive, measured and responsible plan to deal with mass production readiness risks and to prepare ourselves to manage our manufacturing facility in Korea on a basis consistent with the anticipated demand for our products.

Currently we manufacture our LCoS Sets in limited commercial quantities at our facilities in California and the Republic of Korea. Once the Korean facility reaches full-production mode, we intend to transition the California facility to research and development and special project operations. We will not lay off any U.S. employees as the result of opening the Korean facility.

Business Strategy

We are currently offering two types of products to our customers and prospective customers, all of whom are located primarily in Asia. One product is our LCoS Set, which is comprised of three of our proprietary SpatiaLight imagEngine(TM) LCoS microdisplays. They are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. Our displays are also known as, and commonly referred to as, liquid crystal on silicon (LCoS), liquid crystal displays (LCD), active matrix liquid crystal displays and spatial light modulators. Our other product, the display unit, is comprised of LCoS Sets fitted onto a light engine designed by Fuji Photo Optical Co., Ltd. (Fuji) and us and manufactured by Fuji. We do not currently have any formal agreement in place with Fuji.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had approximately $391,000 in cash and cash equivalents, a decrease of approximately $8.7 million from the December 31, 2004 balance of approximately $9.1 million. Our net working capital at June 30, 2005 was approximately $1.5 million compared to a net working capital of approximately $8.6 million at December 31, 2004. This decrease in working capital was primarily due to the use of cash to fund the construction of our manufacturing facility in Korea including the purchase of the equipment for that facility, as well as to fund our operating expenses.

Net cash used in operating activities totaled approximately $3.8 million and $2.5 million for the three months ended June 30, 2005 and 2004, respectively and $5.5 million and $4.7 million for the six months ended June 30, 2005 and 2004, respectively

Net cash used in investing activities totaled approximately $0.2 million and $0.1 million for the three months ended June 30, 2005 and 2004, respectively and approximately $3.5 million and $0.2 million for the six months ended June 30, 2005 and 2004.

Net cash provided by financing activities in the three months ended June 30, 2005 and 2004 were approximately $0.3 million and $0.7 million , respectively, and approximately $0.3 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively. In the second quarter of 2005, cash was provided by the partial repayment of notes receivable from a shareholder and from the exercise of employee stock options and in 2004, cash was provided primarily from the exercise of employee stock options and warrants.

We expect to meet our cash needs and fund our working capital requirements with our existing cash balances and from certain additional sources. Those sources include proceeds of approximately $2.7 million that we received from the sale of 500,000 of our common shares on August 5, 2005 from a currently effective "shelf" registration statement, as more fully described in Note 12 of our condensed consolidated financial statements. Other anticipated sources are cash payments from our customers, the exercises of stock options and warrants and additional sales of our common shares from the "shelf" registration statement. There can be no assurances with respect to these potential sources. In addition, the purchasers in the November 2004 Financing have the option, which expires on August 31, 2005, to lend us an additional $5 million on the same terms as the November 2004 Financing, as more fully described in Note 7 of our condensed consolidated financial statements. It is uncertain whether the November 2004 Financing purchasers will exercise this option. Robert A. Olins, our Chief Executive Officer and a Director and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed to provide us with additional financing as more fully described in Note 7 of our condensed consolidated financial statements. We believe that our current cash and cash equivalents as of June 30, 2005, combined with the proceeds from the August 2005 Equity
Financing and the financing commitment from Robert A. Olins and Greenpark Limited will be sufficient to meet our capital and liquidity requirements for our operations through at least the second quarter of 2006.

RESULTS OF OPERATIONS

Revenue. We recognized revenue of approximately $41,000 and $139,000 in the three and six months ended June 30, 2005 and approximately $541,000 and $860,000 for the three and six months ended June 30, 2004, respectively. Revenue for the six-month period in 2005 was from the sale of LCoS Sets and supporting electronics. Revenue in the same period of 2004 was primarily from the sale of display units. Our revenue for the first half of 2005 was lower than the comparable period in 2004 because LCoS Sets have a lower sales price than display units and because our sales strategy has changed, as more fully described under the heading "Business Strategy" above. The second quarter 2005 revenue was derived primarily from sales of LCoS Sets to LG Electronics in order to reach the specifications required to fulfill the our agreement with LG Electronics. During the same period for 2004, we recognized sales of display units to our Chinese customers, of which a portion was later written off as uncollectible.

Revenue from one customer, LG Electronics, accounted for 78% of our total revenue for the six months ended June 30, 2005. The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost expected revenue in a timely manner could harm our sales or results of operations. Accounts receivable from this customer accounted for 100% of total accounts receivable as of June 30, 2005.

Cost of revenue. Cost of revenue was approximately $89,000 and $159,000 in the three and six months ended June 30, 2005 and approximately $426,000 and $772,000 for the three and six months ended June 30, 2004, respectively. In the second quarter of 2005, the cost of revenue doubled per the revenue earned due to items returned and remade for LG Electronics as LG Electronics refined and changed their specifications. Cost of revenue in the first half of 2004 includes an adjustment to restate inventory at the lower of cost or market as our initial purchases were at a cost higher than we expected to recover from future sales.

Gross margin. Gross margin was approximately $(48,000) and $(20,000) for the three and six months ended June 30, 2005 and approximately $115,000 and $88,000 for the three and six months ended June 30, 2004, respectively. The gross margin decreased approximately $163,000 and $108,000 for the three and six months ended June 30, 2005 from our gross margin for the same periods in 2004. The decrease in gross margins for the three and six month periods was primarily due to the increase in costs in meeting changing specification plans required by LG Electronics and the fixed sales price of the LCoS sets per the LG Electronics agreement.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $1,772,000 and $1,480,000 in the three months ended
June 30, 2005 and 2004, respectively and $3,482,000 and $2,486,000 in the six months ended June 30, 2005 and 2004, respectively, and included professional services, sales and administrative salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. Professional services increased by approximately $300,000 in the six months ended June 30, 2005 from 2004 due to the various SEC filings related to a routine SEC review of our Forms S-3, Form 10K for the year ended December 31, 2004 and Form 10Q for the quarter ended March 31, 2005. Rent increased by approximately $44,000, medical insurance (caused by additional staff) increase by approximately $39,000 and auto expense increase by approximately $49,000, while office supplies and other general and administrative expenses related to our new Korean facility were incurred that had no comparable expense in the second half of 2004. During the second quarter of 2005, there was an approximately $193,000 increase in selling, general and administration cost from the same period in 2004. The increase was the result of an approximately $30,000 increase in salary and wages expense for the sales department, an approximately $41,000 increase in automobile expense due to increase travel by our sales personnel, an approximately $64,000 increase in freight expense due to the shipment of equipment from our California facility to our Korean manufacturing plant, accounting costs increased by approximately $115,000 due to the support needed for the routine SEC review and an approximate $56,000 increase in consulting due to the additional requirements necessitated by the Sarbanes Oxley Act of 2002 along with research related to the implementation of our Navision software. These expenses were partially offset by decreases in administration travel of approximately $73,000 and of salary and wages for administrative personnel of approximately $94,000.

Stock-based compensation. Stock-based compensation was approximately $8,000 and $218,000 in the three months ended June 30, 2005 and 2004, respectively and approximately $107,000 and $261,000 in the six months ended June 30, 2005 and 2004, respectively. The amounts incurred relate to common shares, stock options, and warrants issued. Expenses in the first half of 2005 and 2004 include the issuance of stock options to an employee in 2003 at an exercise price lower than the fair market value of the stock on the date of grant that are being expensed over the vesting period. Expenses in the second quarter of 2005 include the value of a warrant issued for sales services. Expenses in the second quarter of 2004 relate primarily to 250,000 warrants issued to a sales consultant in April 2004 valued at $210,000.

Research and development costs. Research and development costs were approximately $1,166,000 and $570,000 in the three months ended June 30, 2005 and 2004, respectively and $1,659,000 and $1,252,000 in the six months ended June 30, 2005 and 2004, respectively. During the second quarter of 2005, significant effort has been expended on developing the LCoS sets to meet LG Electronics' new specifications and there has been a ramping up of the Korean plant to prepare for commercial scale production. However, certain expenses for the first half of 2005 decreased by approximately $91,000 from the same period in 2004. The decrease was the result of a reduction of travel expenses incurred by our research and development group of approximately $68,000 and a reduction of consulting expenses of approximately $37,000.

Interest  expense.  Interest  expense for the three  months  ended June 30, 2005 increased approximately $250,000 from the same period in 2004 due to the issuance of the $10 million of Senior Secured Convertible Notes in November 2004, which accrues interest at 10% annually. For the six months ended June 30, 2005, interest expense totaled approximately $535,000, resulting in an approximate $499,000 increase over the same period in 2004. The increase was the result of the November 2004 Senior Secured Convertible Notes

Non-cash interest expense.. Non-cash interest expense was approximately $555,000 and $375,000 for the six months ended June 30, 2005 and 2004, respectively. Non-cash interest expense was approximately $278,000 and $188,000 for the three months ended June 30, 2005 and 2004, respectively. Non-cash interest expense relates to the beneficial price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our Chief Executive Officer and Director. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Also included in non-cash interest expense is the amortization of note discounts and note financing costs. The increase in the three and six months ended June 30, 2005 as compared to the same periods in 2004 primarily related to the amortization of note discounts and note financing costs from the November 2004 Senior Secured Convertible Notes.

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

We have incurred losses to date and have experienced cash shortages. For the six months ended June 30, 2005, we incurred net losses of approximately $5.7 million. In addition, we had an accumulated deficit of approximately $73.3 million as of June 30, 2005. We expect additional losses as we continue spending for commercial scale production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

While we have obtained financing and financing commitments that we expect will be sufficient to fund our currently anticipated financial needs at least through the second quarter of 2006, if we are unable to obtain further financing in the future or generate required working capital for future capital needs, our ability to operate could suffer or cease.

Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including further investments in research and development, equipment, facilities and production activities. Our financial condition and liquidity have been strongly assisted through: private sales of our common shares including approximately $2.7 million received from the sale of our common shares under a "shelf" registration on August 5, 2005; the $10.0 million, less expenses, raised by us in the November 2004 Financing; the approximately $5.0 million raised from the sale in December 2003 of 1,000,000 of our common shares which were registered for sale by means of a "shelf" registration; and approximately $3.0 million raised through exercises of stock options and warrants through 2004 and the first half of 2005. The August 2005 Equity Financing purchasers have a 30-day option, which expires on September 4, 2005, to purchase an additional 225,000 shares under our "shelf" registration at a purchase price of $5.50 per share. The purchasers in the November 2004 Financing have the option, which expires on August 31, 2005, to lend us an additional $5 million on the same terms as the November 2004 Financing as more fully described in Note 7 to our condensed consolidated financial statements. It is uncertain whether either our August 2005 Equity Financing purchasers or our November 2004 Financing purchasers will exercise these options. We have no assurance that outstanding stock options and warrants will be exercised. Robert A. Olins, our Chief Executive Officer and a Director and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed to provide us with additional financing as more fully described in Note 7 to our condensed consolidated financial statements. Taking into account our current financial condition, our financing commitments and the August 2005 Equity Financing, we will still require additional financing to satisfy our increasing working capital requirements in the future. Reliance on private equity purchase agreements and public offerings and exercises of derivative securities to finance our future operations entails the additional risks of default by purchasers under such equity purchase agreements or our inability to sell publicly registered shares and an insufficient number of warrants being exercised owing to the prevailing market prices of our underlying common shares. In the event that we require additional financing in the future and we are unable to obtain further financing on satisfactory terms, or we are unable to generate sales sufficient to offset our costs, or if our costs of development and operations are greater than we anticipate, we may be unable to increase the size of our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

The obligations arising from the November 2004 Financing restricts our future financing alternatives and may result in financial difficulties for us in the future.

The $10 million 2004 Senior Secured Convertible Notes issued pursuant to the November 2004 Financing bear a 10% rate of interest and are not prepayable, in whole or in part, prior to their maturity on November 30, 2007. Therefore, we do not have the ability to refinance the 2004 Senior Secured Convertible Notes with debt obligations bearing more favorable terms to us or out of the proceeds of an equity financing until their above-noted maturity date. However, after the first anniversary of the November 2004 Financing's closing, we have the right to force conversion of the 2004 Senior Secured Convertible Notes into our common shares in the event that our common shares trade at or above $14.58 (150% of the $9.72 conversion price of the 2004 Senior Secured Convertible Notes) for twenty consecutive trading days. Furthermore, the 2004 Senior Secured Convertible Notes are secured by virtually all of the assets of our Company, other than those located in Korea, and it may therefore be difficult for us to obtain future debt financing; however, the terms of the November 2004 Financing allow us to subordinate the security interests of the 2004 Senior Secured Convertible Notes to a security interest given to a bank or other institution arising from accounts receivable, contractual rights, inventory or similar financing. If we default in meeting our obligations under the 2004 Senior Secured Convertible Notes, the indebtedness which they evidence will become immediately due and payable, and the holders of such 2004 Senior Secured Convertible Notes will be entitled to foreclose on our assets to the serious detriment of our future operations. As noted elsewhere in this 10-Q, the 2004 Senior Secured Convertible Notes are convertible into our common shares and the issuance of such shares (including any shares issued in payment of interest on such notes) may have a dilutive effect on the value of our outstanding common shares.

We are required to file a registration statement for resale of the shares issuable upon conversion of the 2004 Senior Secured Convertible Notes and have the registration statement declared effective no later than 120 days after December 21, 2004. Pursuant to our amended registration rights agreement with the noteholders, because the registration did not become effective by April 20, 2005, we are subject to the obligation to pay each noteholder cash equal to 1% of the purchase price of the notes (which equals an aggregate total amount of $100,000), and 1% for every 30 days thereafter until the registration becomes effective. However, each of the noteholders has agreed to waive its right to these payments in the event that the applicable registration statement is declared effective no later than July 29, 2005. On July 29, 2005 the SEC declared the registration statement effective pursuant to Section 8(a) of the Securities Act of 1933, as amended.

We are subject to lengthy development periods and product acceptance cycles, which may significantly harm our business.

Our business model requires us to develop microdisplays that perform better than existing technologies, manufacture our LCoS Sets and/or display units in bulk, and sell the resulting LCoS Sets and/or display units to OEMs that will then incorporate them into their products. OEMs make the determination during their product development programs whether to incorporate our LCoS Sets and/or display units in their products. This requires us to invest significant amounts of time and capital in designing our LCoS Sets and/or display units before we can be assured that we will generate any significant sales to our customers or even recover our investment. If we fail to recover our investment in the LCoS Sets and/or display units, it could seriously harm our financial condition. In addition, the time period that our products may be demanded by our customers could be limited by the acceptance of new technologies developed by our competitors.

We  incur  substantial   operational  and  research  and  development  costs  in
connection with products and technologies that may not be successful.

We currently have nine full-time engineering and ten full-time manufacturing personnel based in California working on microdisplays. We are currently actively hiring personnel for our manufacturing facility located in the Republic of Korea. We currently have 6 full-time engineering and 27 full-time manufacturing personnel based in the Republic of Korea and we expect to hire an additional 5 engineers and 150 manufacturing personnel by the end of 2005. This staffing creates significant operational and research and development costs that may not be recouped. Even if our current LCoS Sets become accepted and/or successful, we must continue to use, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays because of the rapid technological changes in our industry. As a result, we expect to continue incurring significant operational and research and development costs.

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

Our LCoS Sets are assembled by combining the silicon backplanes with electronic components. The design and manufacture of LCoS Sets and display units are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. We lease clean room space in California and have built a manufacturing plant in the Republic of Korea where we currently manufacture our LCoS Sets. We believe that these current arrangements provide us with strong quality controls and effectively protect our proprietary technology in our products, but the risks discussed above associated with the highly complex processes of manufacturing these liquid crystal microdisplays remain applicable.

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

Because the manufacture of our LCoS Sets involves highly complex processes and technical problems may arise as we manufacture our liquid crystal microdisplays, we cannot assure the manufacturing yields of our products. Current purchase orders and anticipated future purchase orders, which we cannot assure, will require us to produce greater quantities of our LCoS Sets than we have produced in the past. Problems in production, including problems associated with increasing our production output or lower than expected manufacturing yields could significantly harm our business and operating results. In addition, the complexity of our manufacturing processes will increase as the sophistication of our LCoS Sets and display units increases, and such complexities may lend to similar difficulties that could harm our business and operating results. Although we believe that we will be able to mass produce our LCoS Sets, other companies, including some with substantially greater resources than us, have found great difficulty or failed to do so. We do not have reliable information about why other companies have failed to manufacture similar liquid crystal microdisplays and can therefore make no assurances that we will not encounter similar problems.

While we commenced producing products in our new manufacturing facility in the Republic of Korea, which will serve as our principal facility for manufacturing our microdisplay products, we may encounter difficulties in transitioning our manufacturing operations and difficulties in maintaining our quality controls over the manufacturing and production processes, any of which would be likely to cause significant harm to our business.

Our decision to locate our principal manufacturing operations in the Republic of Korea may cause us to encounter one or more potential problems that could harm our business. Such potential problems could arise in connection with transitioning our manufacturing operations to the new facility in the Republic of Korea. Other problems may arise in the training of employees, which may occur as the result of cultural or language differences, which may create misunderstandings or cause inefficiencies in our operations. The geographic separation between our corporate offices in the United States and our principal manufacturing operation in the Republic of Korea could result in managerial or supervisory problems, which could lead to decreased quality controls and a subsequent material harm to our business.

Geopolitical conditions or potential military conflicts between allies, the United States and the Republic of Korea, and North Korea may negatively impact our business.

We commenced producing products in our principal manufacturing operations in the Republic of Korea during the second quarter of 2005 and our largest expected customer, LG Electronics, resides in the Republic of Korea. The Republic of Korea and North Korea are technically at war with each other, despite the mutually agreed upon existence of the Demilitarized Zone and the relative absence of physical conflict for several decades. Any escalation in the existing conflict between these countries or any commencement, or perceived commencement of a military conflict between the United States and North Korea, may limit our ability to effectively operate our manufacturing facility in the Republic of Korea and also may substantially limit our ability to sell products into the Republic of Korea because of the negative economic, physical or other destructive impact that such a conflict could have on our most important customer. Any such disruptions to our manufacturing operations and/or ability to consummate sales to a substantial customer could adversely affect the development of our business and our financial condition.

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

In the first half of 2005, a substantial percentage of our revenue was derived from LG Electronics. Based upon our agreement with LG Electronics, it is likely that a substantial percentage of our anticipated future revenues will be derived from LG Electronics as well. If we cannot diversify our customer base or derive increased revenues from our existing customer base through additional purchase orders and product deliveries, and therefore become primarily reliant on only one customer for a substantial percentage of our anticipated revenues, we will be vulnerable to a substantial decline in anticipated revenues if we lose LG Electronics as a customer for any reason or if LG Electronics were to otherwise reduce, delay or cancel its orders. Any such events could cause a material adverse effect on our business, operations and financial condition and the value of our common shares could decline substantially.

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

Our competitive position could suffer if one or more of our customers decide to design and manufacture their own microdisplay products, to contract with our competitors, or to use alternative technologies. In addition, customers in the television manufacturing industry typically develop a second source. Second source suppliers may win an increasing share of our customer's product demands. Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

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

A portion of our costs is denominated in foreign currencies, including the Korean Won, the Euro and the Japanese Yen. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our costs of good sold and operating margins, and could result in exchange losses. We cannot fully predict the impact of future exchange rate fluctuations on our profitability. From time to time, we may engage in exchange rate-hedging activities in an effort to mitigate the impact of exchange rate fluctuations, although we have not engaged in any such hedging activities to date. However, we cannot offer assurance that any hedging technique we may implement will be effective. If it is not effective, we may experience reduced operating margins.

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

The total number of common shares included in the Amendment No. 6 to Form S-3 Registration Statement that we filed with the SEC on July 27, 2005 (Registration Number 333-122391), principally relating to the November 2004 Financing plus the 2,000,000 common shares included in the Amendment No. 4 to Form S-3 "Shelf" Registration Statement filed by us with the SEC on July 27, 2005 represents approximately 11% of the total number of our common shares that were issued and outstanding as of August 1, 2005. Sales of these shares, into the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future. On July 29, 2005 the SEC declared the registration statements effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. On August 5, 2005, we sold 500,000 of our common shares at $5.40 per share under our "shelf" registration, which became effective on July 29, 2005. These purchasers have a 30-day option, which expires on September 4, 2005, to purchase an additional 225,000 shares under our "shelf" registration at a purchase price of $5.50 per share. As of the date of this filing, 1,500,000 of our common shares included in our currently effective "shelf" registration, including those subject to the 30-day option described in Note 12 of our Condensed Consolidated Financial Statements, have not been sold.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, the Financial Accounting Standards Board has implemented changes to United States Generally Accepted Accounting Principles that require us to record a charge to earnings for employee stock option grants for all awards unvested at and granted after December 31, 2005. This regulation will negatively impact our earnings. Technology companies generally, and our Company, specifically, rely on stock options as a major component of our employee compensation packages. Due to the new requirement to expense options, we are less likely to achieve profitability and we may consider decreasing or eliminating option grants. Decreasing or eliminating option grants may negatively impact our ability to attract and retain qualified employees.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash accounts. We invest excess cash and cash equivalents in a checking account or money market account with reputable banks both in the United States and the Republic of Korea. Our cash accounts in the United States are not FDIC or otherwise insured, to the extent that the accounts exceed $100,000; and our cash accounts in the Republic of Korea are not insured. As of June 30, 2005, our cash and cash equivalents totaled approximately $391,000.

Foreign Currency Risk. We are exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiary into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiary's financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income or loss. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. During the second quarter of 2005, the foreign currency transaction gains, realized and unrealized, were not material.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2005, management of our Company, under the supervision of our principal executive officer (CEO) and our principal financial and accounting officer (Controller), evaluated (the Controls Evaluation) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Disclosure Controls), and whether any changes in the Company's internal control over financial reporting (Internal Controls), as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Limitations on the Effectiveness of Controls. Our CEO and our Controller do not expect that our Disclosure Controls or our Internal Control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have only had limited revenue derived from the sale of our microdisplay products in the current reporting period and since we commenced operations. While the Controls Evaluation has accounted for such limited sales and revenue, new or additional controls may or may not be required once we begin selling our microdisplay products in increased volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in increased volume in the ordinary course of business) because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

Based on all of the material weaknesses related to our internal control over financial reporting, which are set forth below, and which were identified during the Controls Evaluation, our CEO and our Controller concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls

Due to the hiring of our permanent, full-time corporate controller in June 2005,
we  believe  that  our  internal   controls  over   financial   reporting   have
significantly improved.

Controls Evaluation

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005, and this assessment identified the following material weaknesses in the company's internal control over financial reporting.

      The material weaknesses identified were:

      o     Our corporate governance is deficient because:

            o We do not have a corporate governance or formal disclosure committee.

            o Our Audit Committee does not have a financial expert (as defined by SEC rules.)

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

In  making  its  assessment  of  internal  control  over  financial   reporting,
management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Each of the material weaknesses identified by management during the control evaluation for the period ended December 31, 2004 and March 31, 2005, was reported in Item 9A of our Form 10-K/A and Item 4 of our Form 10Q/A, respectively, both of which were filed with the SEC on July 13, 2005.

Management has taken the following steps to address the material weaknesses set forth in our Form 10K/A for the year ended December 31, 2004 and our Form 10Q/A for the quarter ended March 31, 2005 referenced above:

      Fraud training program - We have implemented a procedure for the reporting of fraud to the Audit Committee of the Board of Directors. All of our employees have been trained on understanding what constitutes corporate fraud and the procedures for reporting corporate fraud. Our Audit Committee and management have established related procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the Audit Committee has established procedures that will provide a mechanism for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. These procedures were implemented during the second quarter of 2005.

      Procedures for archiving Audit Committee meeting minutes - During the first quarter of 2005 we implemented procedures for archiving minutes of meetings of the Audit Committee

      Issuance of common shares to a company wholly owned by our Chief Executive Officer - The material weakness relating to issuance of common shares arose in connection with a situation where our Board of Directors, in November 2004, authorized the issuance of common shares to Argyle in January 2005, but a portion of the authorized common shares were delivered to Argyle in December 2004. Through action taken by our Board of Directors in March 2005, we have implemented new controls over the process for issuance of common shares to Robert Olins, our CEO, Secretary, Treasurer and Director, and to Argyle Capital Management Corporation (Argyle), a company wholly-owned by Mr. Olins, whereby American Stock Transfer & Trust Company, our transfer agent, is not permitted to transfer any shares from our treasury account to Mr. Olins or to Argyle, without prior written authorization executed by a majority of the Board of Directors excluding Mr. Olins.

      Safeguarding of our common shares held in connection with notes receivable
- Through action taken by our Board of Directors in March 2005, we have implemented new procedures with respect to the safeguarding of our common shares held in connection with notes receivable. We have established controls and procedures for maintaining escrow accounts for common shares that are deliverable to other parties upon the performance of certain future conditions, such as fulfillments of payments under notes receivable.

      Our management believes that the actions described in the two immediately preceding paragraphs have fully and adequately addressed the material weakness "We do not have adequate controls over (1) the process for issuance of common shares to a company wholly-owned by the Company's chief executive officer; and
(2) the safeguarding of its common shares held in connection with notes receivable." That material weakness was disclosed in our Form 10-K/A filed with the SEC on July 13, 2005.

      Chief Financial Officer (CFO) and Corporate Controller - During the second quarter of 2005, we hired a Corporate Controller, Assistant Vice President of Accounting and Finance. We have discontinued our search for a CFO. Management believes that because we have hired a highly qualified full-time corporate controller, such person will obviate the need for us to hire a CFO.

      Information technology controls and procedures - In March 2005, we entered into an International Program License Agreement with Microsoft Business Solutions Corporation, pursuant to which we are licensing the Microsoft Business Solutions Navision software system (Navision). Navision is an advanced information technology - enterprise resource planning system that has the capability to support our management's accounting and financial systems. We also have contracted with a reputable company to lead the company-wide implementation of the Navision system. In connection with the implementation of Navision, we are implementing systematic controls designed to prevent unauthorized access to our accounting and financial systems, which we believe that Navision will facilitate. We are also implementing physical and electronic back-up and storage procedures to help ensure that our accounting and financial records will be recoverable in the event of a disaster.

      The implementation of Navision in our California office has been completed in July 2005 and our management anticipates that Navision in our Republic of Korea offices will become active by the end of the third quarter of 2005.

Management has taken the following steps to address the material weaknesses set forth in our Form 10Q for the quarter ended June 30, 2005:

      Controls and procedures of inventory - The Navision software implementation has required that additional policies and procedures be adopted and our management believes that this will assist in addressing the identified inadequate controls and procedures described in the Controls Evaluation.

      Controls and procedures of information technology - In connection with the implementation of Navision, we are implementing systematic controls designed to prevent unauthorized access to our accounting and financial systems, which we believe that Navision will facilitate. We have hired a full-time Network Administrator and we are in the process of improving our physical and electronic back-up and storage procedures to help ensure that our accounting and financial records will be recoverable in the event of a disaster.

      We have not taken any steps, as of the date of this filing, to address the material weaknesses relating to the facts that we do not have a corporate governance or formal disclosure committee, and that the audit committee does not have a financial expert, as defined by SEC rules. We do not presently have specific plans with respect to adding a director who would constitute a financial expert or with respect to establishing a corporate governance or formal disclosure committee.

PART II. OTHER INFORMATION

ITEM 2 Changes in Securities and Use of Proceeds.

In June 2005, we issued a fully vested warrant to purchase 75,000 common shares at an exercise price of $7.50 per share, which was not registered with the SEC. This warrant was issued as a payment to an investment bank in consideration for services rendered. As of the date of this filing, the investment bank has not exercised the warrant and therefore we have not received any proceeds from that transaction. In issuing this warrant, we relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4 Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on June 1, 2005, our shareholders approved the following:

Proposal 1:

The election of the following individuals as our directors to serve for the ensuing year and until his successor is duly elected and qualified:

                                     For       Against   Abstain
                                  ----------   -------   -------
Lawrence J. Matteson              33,922,701    None     177,696

Robert A. Olins                   33,957,689    None     142,708

Claude Piaget                     33,931,541    None     168,856

Robert C. Munro                   33,965,508    None     134,889


Proposal 2:

      The ratification of the appointment of Odenberg, Ullakko, Muranishi & Co., LLP as our independent registered public accountants for the fiscal year ending December 31, 2005.

            For: 34,090,957   Against: 9,040   Abstain: 400

      ITEM 5 Other Information.

On August 5, 2005, we sold 500,000 of our common shares at $5.40 per share under our "shelf" registration, which became effective on July 29, 2005. Our proceeds from the sale totaled approximately $2.7 million. These purchasers have a 30-day option, which expires on September 4, 2005, to purchase an additional 225,000 shares under our "shelf" registration at a purchase price of $5.50 per share. Proceeds from this financing will go towards working capital and other general corporate purposes. As of the date of this filing, 1,500,000 of our common shares included in our currently effective "shelf" registration including those subject to the 30-day option described in Note 12 of our Condensed Consolidated Financial Statements, have not been sold.

ITEM 6 Exhibits and Reports on Form 8-K.

(a)   Exhibits

      4.1   Amended and Restated Certificate of Incorporation*

      4.2   Bylaws*

      10.1  Form of Purchase Agreement

      31.1  Rule 13a-14(a)/15d-14(a) Certification of Robert A. Olins

      31.2  Rule 13a-14(a)/15d-14(a) Certification of Kim Tsuchimoto

      32.1 Certifications of Robert A. Olins and Kim Tsuchimoto Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Report on Form 8-K:

      The Company filed no reports on Form 8-K during the quarter ended June 30, 2005.

*Previously filed.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Date: August 9, 2005
                                     -------------------------------------------

                                SpatiaLight, Inc.


                                 By: /s/ ROBERT A. OLINS
                                    --------------------------------------------
                                 Robert A. Olins
                                 Chief Executive Officer


                                 By: /s/ KIM TSUCHIMOTO
                                    --------------------------------------------
                                 Kim Tsuchimoto
                                 Controller and Principal Financial and
                                 Accounting Officer