Form 10-Q/A
period 2005-06-30
SPATIALIGHT INC
filed 2005-09-29
CIK 881468

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

      For the transition period from _________________ to _________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,206,013 common shares as of August 8, 2005.

Explanatory Note

This Amendment on Form 10-Q/A is being filed solely for the purposes of:

      1) Replacing Exhibit 10.1 with the fully executed Purchase Agreement dated as of August 5, 2005; and

      2) Filing a new Exhibit 31.1 to state the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, exactly as set forth in item 601(b)(31) of Regulation S-K.

                                SPATIALIGHT, INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2005

                                Table of Contents

PART I        FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of
              June 30, 2005 and December 31, 2004..............................3

              Condensed Consolidated Statements of Operations
              for the Three and Six Months
              Ended June 30, 2005 and 2004.....................................4

              Condensed Consolidated Statement of Stockholders' Equity
              for the Six Months Ended June 30, 2005...........................5

              Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2005 and 2004..................6

              Notes to Condensed Consolidated Financial Statements.............7

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations................18

    Item 3.   Quantitative and Qualitative Disclosures about Market Risks.....37

    Item 4.   Controls and Procedures.........................................38

PART II       OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds.......................41

    Item 4.   Submission of Matters to a Vote of Security Holders.............41

    Item 5.   Other Information...............................................42

    Item 6.   Exhibits and Reports on Form 8-K................................43

              Signatures......................................................44

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

                                SPATIALIGHT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                       Three months ended June 30,        Six months ended June 30,
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

                                SPATIALIGHT, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                         SIX MONTHS ENDED JUNE 30, 2005

                                                                                          ADDITIONAL
                                                                COMMON STOCK               PAID-IN          NOTES
                                                            SHARES          AMOUNT         CAPITAL        RECEIVABLE
                                                         ------------    ------------    ------------    ------------
Balance, January 1, 2005                                   35,326,436    $    353,264    $ 69,384,146    $   (241,462)

Exercise of stock options and warrants                        180,572           1,806          98,955              --

Issuance of common shares issuable                            581,505           5,815       4,032,334              --

Issuance of options below FMV to employees                         --              --          16,500              --

Issuance of warrants for services                                  --              --         164,187              --

Repayment of notes receivable from stockholder                     --              --              --         200,000

Accrued interest on notes receivable from stockholder              --              --              --          (7,034)

Comprehensive loss:

    Foreign currency translation adjustment                        --              --              --              --

    Net loss                                                       --              --              --              --

        Total comprehensive loss                                   --              --              --              --
                                                         ------------    ------------    ------------    ------------
Balance, June 30, 2005                                     36,088,513    $    360,885    $ 73,696,122    $    (48,496)
                                                         ============    ============    ============    ============

                                                           COMMON             OTHER                            TOTAL
                                                           STOCK            COMPREHEN-      ACCUMULATED     STOCKHOLDERS'
                                                          ISSUABLE         SIVE INCOME        DEFICIT          EQUITY
                                                         ------------     ------------     ------------     ------------
Balance, January 1, 2005                                 $  4,038,149     $     73,562     $(67,641,202)    $  5,966,457

Exercise of stock options and warrants                             --               --               --          100,761

Issuance of common shares issuable                         (4,038,149)              --               --               --

Issuance of options below FMV to employees                         --               --               --           16,500

Issuance of warrants for services                                  --               --               --          164,187

Repayment of notes receivable from stockholder                     --               --               --          200,000

Accrued interest on notes receivable from stockholder              --               --               --           (7,034)

Comprehensive loss:

    Foreign currency translation adjustment                        --          (38,296)              --          (38,296)

    Net loss                                                       --               --       (5,672,982)      (5,672,982)
                                                                                                            ------------
        Total comprehensive loss                                   --               --               --       (5,711,278)
                                                         ------------     ------------     ------------     ------------
Balance, June 30, 2005                                   $         --     $     35,266     $(73,314,184)    $    729,593
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

                                SPATIALIGHT, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business Description

We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. We are currently offering two types of products,
(i) LCoS Sets and (ii) display units, to our customers and prospective customers, who are located primarily in Asia. We currently manufacture two models of our LCoS Sets. The T-3 model has a 1920 pixels by 1080 pixels configuration, while the T-1 model has a lower resolution of 1280 pixels by 960 pixels configuration. .

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

                                                          Three months ended June 30,       Six months ended June 30,
                                                             2005             2004             2005             2004
                                                        ------------     ------------     ------------     ------------
Net loss as reported                                    $ (3,524,447)    $ (2,333,977)    $ (5,672,982)    $ (4,279,871)

Add: Stock-based employee/director compensation
  included in reported net loss, net of any
  applicable related tax effects                               8,250            8,250           16,500           51,174
Deduct: total stock-based employee compensation
  determined under fair value method for all awards,
  net of any applicable related tax effects               (1,270,330)        (367,839)      (2,313,430)        (780,528)
                                                        ------------     ------------     ------------     ------------

Proforma net loss, as adjusted                          $ (4,786,527)    $ (2,693,566)    $ (7,969,912)    $ (5,009,225)
                                                        ============     ============     ============     ============

Net loss per share:
Basic and diluted, as reported                          $      (0.10)    $      (0.07)    $      (0.16)    $      (0.13)
Basic and diluted, as adjusted                          $      (0.13)    $      (0.08)    $      (0.22)    $      (0.15)

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

                                                         As of June 30,
                                            2005                              2004
                                  --------------------------       -----------------------------
                                                   Weighted                            Weighted
                                   Number of        Average          Number of          Average
                                  Potentially      Exercise/       Potentially         Exercise/
                                    Dilutive      Conversion         Dilutive         Conversion
                                     Shares          Price            Shares             Price
                                    ---------        ------         ---------           ------
Stock options and warrants          6,646,211        $ 4.00         5,938,195           $ 2.37
Convertible notes                   3,404,807        $ 3.29         2,376,000           $ 0.50
                                   ----------                       ---------
  Total                            10,051,018                       8,314,195
                                   ==========                       =========

Note 6. Property, Plant and Equipment

Property, plant and equipment include:

                                                            As of
                                            June 30, 2005    December 31, 2004
                                            -------------    -----------------
Building                                      $ 3,990,410          $        --
Other equipment and instruments                 2,127,571            1,901,333
Machinery and manufacturing equipment           1,224,708                   --
Office furniture and fixtures                     662,851              545,201
Tooling                                           371,700              344,890
Leasehold improvements                            175,654              175,654
Computer software                                 126,803                   --
Computer hardware                                  55,287                   --
                                              -----------          -----------

Total property, plant and equipment             8,734,984            2,967,078
Accumulated depreciation                       (2,388,920)          (2,108,866)
                                              -----------          -----------
Property, plant and equipment, net            $ 6,346,064          $   858,212
                                              ===========          ===========

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

                                        Gain Recognized     Cumulative    Current Stock  Volatility      Risk-Free     Contractual
   Fair Value Date*       Fair Value      for Quarter          Gain           Price                    Interest Rate      Term
----------------------------------------------------------------------------------------------------------------------------------
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

Activity in notes payable for the six months ended June 30, 2005 is as follows:

Debt Principal:                                  Balance at                        (Payment) or                           Balance
                                                December 31,       Addition or       Discount        Conversion to      at June 30,
                                                    2004          New Discount     Amortization         Equity             2005
                                                ------------      ------------     ------------      ------------      ------------
Argyle                                          $  1,188,000      $         --     $         --      $         --      $  1,188,000
Argyle discount                                      (11,000)               --           11,000                --                --
November financing                                10,000,000                --               --                --        10,000,000
November financing beneficial conversion            (152,260)               --           26,100                --          (126,160)
Reimbursement of investor's legal fees               (97,222)               --           16,666                --           (80,556)
November financing AIR discount                   (1,042,378)               --          179,220      $         --          (863,158)
                                                ------------      ------------     ------------      ------------      ------------
                  Total                         $  9,885,140      $         --     $    232,986      $         --      $ 10,118,126
                                                ============      ============     ============      ============      ============


Interest:
Accrued Argyle 6%                               $         --      $     35,640     $         --      $    (35,640)     $         --
Beneficial interest                                       --           302,670               --          (302,670)               --
November financing                                    84,932           500,000         (502,740)               --            82,192
                                                ------------      ------------     ------------      ------------      ------------
                  Total                         $     84,932      $    838,310     $   (502,740)     $   (338,310)     $     82,192
                                                ============      ============     ============      ============      ============

Non-cash interest expense is as follows:

                                                                Six months ended June 30,
                                                                -------------------------
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
                                                                ========       ========

Activity in notes payable for the three months ended June 30, 2005 is as follows:

Debt Principal:                                  Balance at                        (Payment) or                         Balance at
                                                  March 31,       Addition or        Discount        Conversion to       June 30,
                                                    2005          New Discount     Amortization         Equity             2005
                                                ------------      ------------     ------------      ------------      ------------
Argyle                                          $  1,188,000      $         --     $         --      $         --      $  1,188,000
Argyle discount                                       (5,500)               --            5,500                --                --
November financing                                10,000,000                --               --                --        10,000,000
November financing beneficial conversion            (139,210)               --           13,050                --          (126,160)
Reimbursement of investor's legal fees               (88,889)               --            8,333                --           (80,556)
November financing AIR discount                 $   (952,768)     $         --     $     89,610      $         --          (863,158)
                                                ------------      ------------     ------------      ------------      ------------
                  Total                         $ 10,001,633      $         --     $    116,493      $         --      $ 10,118,126
                                                ============      ============     ============      ============      ============


Interest:
Accrued Argyle 6%                               $         --      $     17,820     $         --      $    (17,820)     $         --
Beneficial interest                                       --           151,335               --          (151,335)               --
November financing                                    84,932           250,000         (252,740)               --            82,192
                                                ------------      ------------     ------------      ------------      ------------
                  Total                         $     84,932      $    419,155     $   (252,740)     $   (169,155)     $     82,192
                                                ============      ============     ============      ============      ============

Non-cash interest expense is as follows:

                                                               Three months ended June 30,
                                                               ---------------------------
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

Stock-based compensation is as follows:

                                                  Three months ended June 30,     Six months ended June 30,
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

                                                    Korea           Hong Kong           Japan              Total

Cash                                              $  171,232        $       --        $       --        $  171,232
Building, net                                      3,955,727                --                --         3,955,727
Machinery and manufacturing equipment, net         1,176,093                --                --         1,176,093
Office furniture and fixtures, net                   130,210                --                --           130,210
Other equipment and instruments, net                  89,102                --                --            89,102
Inventory                                             26,628           426,465           454,616           907,709
                                                  ----------        ----------        ----------        ----------
                                                  $5,548,992        $  426,465        $  454,616        $6,430,073
                                                  ==========        ==========        ==========        ==========

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

Note 10. Inventory

Inventory consisted of the following:

                                                   As of
                                           June 30,       December 31,
                                             2005             2004
                                          ----------       ----------
            Raw materials                 $  730,848       $  691,168
            Work-in-progress                  16,935           31,684
            Finished goods                   442,565          450,462
                                          ----------       ----------
                                          $1,190,348       $1,173,314
                                          ==========       ==========

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

Note 12. Subsequent Events

August 2005 Equity Financing

On August 5, 2005, we sold 500,000 of our common shares at a purchase price of $5.40 per share to certain institutional investors. Those shares were included in our Form S-3 "shelf" registration statement (File No. 333-122932), which was declared effective by the SEC in July 2005. We received proceeds of approximately $2.7 million from the transaction, which we are using for working capital and other general corporate purposes. The purchasers in the August 2005 Equity Financing have a 30-day option, which expires on September 4, 2005, to purchase an additional aggregate of 225,000 of our common shares included in the "shelf" registration statement at a purchase price of $5.50 per share. As of the date of this filing, 1,500,000 of our common shares included in our currently effective "shelf" registration statement, including those subject to the 30-day option described above, have not been sold.

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

Selling, general and administrative costs. Selling, general and administrative costs were approximately $1,772,000 and $1,480,000 in the three months ended June 30, 2005 and 2004, respectively and $3,482,000 and $2,486,000 in the six months ended June 30, 2005 and 2004, respectively, and included professional services, sales and administrative salaries and related taxes and benefits, rent, depreciation, travel, insurance and office expenses. Professional services increased by approximately $300,000 in the six months ended June 30, 2005 from 2004 due to the various Securities and Exchange (SEC) filings related to a routine SEC review of our Forms S-3, Form 10K for the year ended December 31, 2004 and Form 10Q for the quarter ended March 31, 2005. Rent increased by approximately $44,000, medical insurance (caused by additional staff) increase by approximately $39,000 and auto expense increase by approximately $49,000, while office supplies and other general and administrative expenses related to our new Korean facility were incurred that had no comparable expense in the second half of 2004. During the second quarter of 2005, there was an approximately $193,000 increase in selling, general and administration cost from the same period in 2004. The increase was the result of an approximately $30,000 increase in salary and wages expense for the sales department, an approximately $41,000 increase in automobile expense due to increase travel by our sales personnel, an approximately $64,000 increase in freight expense due to the shipment of equipment from our California facility to our Korean manufacturing plant, accounting costs increased by approximately $115,000 due to the support needed for the routine SEC review and an approximate $56,000 increase in consulting due to the additional requirements necessitated by the Sarbanes Oxley Act of 2002 along with research related to the implementation of our Navision software. These expenses were partially offset by decreases in administration travel of approximately $73,000 and of salary and wages for administrative personnel of approximately $94,000.

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

The total number of common shares included in the Amendment No. 6 to Form S-3 Registration Statement that we filed with the SEC on July 27, 2005 (Registration Number 333-122391), principally relating to the November 2004 Financing plus the 2,000,000 common shares included in the Amendment No. 4 to Form S-3 "Shelf" Registration Statement filed by us with the SEC on July 27, 2005 represents approximately 11% of the total number of our common shares that were issued and outstanding as of August 1, 2005. Sales of these shares, into the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future. On July 29, 2005 the SEC declared the registration statements effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. On August 5, 2005, we sold 500,000 of our common shares at $5.40 per share under our "shelf" registration, which became effective on July 29, 2005. These purchasers have a 30-day option, which expires on September 4, 2005, to purchase an additional 225,000 shares under our "shelf" registration at a purchase price of $5.50 per share. As of the date of this filing, 1,500,000 of our common shares included in our currently effective "shelf" registration statement, including those subject to the 30-day option described in Note 12 of our condensed consolidated financial statements, have not been sold.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2005, management of our Company, under the supervision of our principal executive officer (CEO) and our principal financial and accounting officer (Controller), evaluated (the Controls Evaluation) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Disclosure Controls), and whether any changes in the Company's internal control over financial reporting (Internal Controls), as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our Internal Controls .

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

      The implementation of Navision in our California office has been completed in July 2005 and our management anticipates that Navision in our offices in the Republic of Korea will become active by the end of the third quarter of 2005.

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

ITEM 4 Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on June 1, 2005, our shareholders approved the following:

Proposal 1:

The election of the following individuals as our directors to serve for the ensuing year and until his successor is duly elected and qualified:

                                         For          Against      Abstain
                                         ---          -------      -------

           Lawrence J. Matteson      33,922,701         None       177,696

           Robert A. Olins           33,957,689         None       142,708

           Claude Piaget             33,931,541         None       168,856

           Robert C. Munro           33,965,508         None       134,889

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

ITEM 6   Exhibits and Reports on Form 8-K

(a)   Exhibits

            4.1   Amended and Restated Certificate of Incorporation*

            4.2   Bylaws*

            10.1  Purchase Agreement

            31.1  Rule 13a-14(a)/15d-14(a) Certification of Robert A. Olins

            32.1 Certification of Robert A. Olins Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Report on Form 8-K:

      The Company filed no reports on Form 8-K during the quarter ended June 30, 2005.

*Previously filed.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Date:  September 28, 2005

                               SpatiaLight, Inc.


                               By:    /s/ ROBERT A. OLINS
                                      ------------------------------------------
                                      Robert A. Olins
                                      Chief Executive Officer and
                                      Principal Financial and Accounting Officer