Form 10-K/A
period 2004-12-31
SPATIALIGHT INC
filed 2005-10-25
CIK 881468

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 5

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

      As of October 21, 2005, registrant had 37,279,944 common shares outstanding.

Explanatory Note: This Amendment No. 5 to Form 10-K is being filed solely for the purposes of (i) replacing the previously filed reports of the independent registered public accounting firms BDO Seidman, LLP with respect to the years ended December 31, 2002 and 2003 and Odenberg, Ullakko, Muranishi & Co. LLP
(OUM) with respect to the year ended December 31, 2004 with a new report by OUM with respect to each of the three years ended December 31, 2004; and (ii) updating certain information in "Note 11. Subsequent Events", both of which are contained in "Part II. Item 8. Consolidated Financial Statements". We were not required to amend or restate the financial statements contained in our annual reports on Form 10-K for any of the three fiscal years ended December 31, 2004 in connection with the issuance of OUM's new report.

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

ITEM 8. Consolidated Financial Statements.........................................................24

ITEM 9  Changes in and Disagreements with Accountants
        On Accounting and Financial Disclosure....................................................51

ITEM 9A Controls and Procedures ..................................................................51

ITEM 9B Other Information ........................................................................56

                                    PART III

ITEM 10 Directors and Executive Officers of the Registrant........................................57

ITEM 11 Executive Compensation....................................................................59

ITEM 12 Security Ownership of Certain Beneficial Owners and Management
        and Related Shareholder Matters...........................................................62

ITEM 13 Certain Relationships and Related Transactions............................................63

ITEM 14 Principal Accountant Fees and Services....................................................65

                                     PART IV

ITEM 15 Exhibits, Consolidated Financial Statement Schedules
        and Reports on Form 8-K...................................................................65

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Spatialight, Inc.

We have audited the accompanying consolidated balance sheets of SpatiaLight, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of SpatiaLight, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

San Francisco, California
October 17, 2005

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
                                                                          ============   ============   ============

                                SPATIALIGHT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

4.    Balance Sheet Components

Inventory as of December 31 consists of the following:

                                           2004           2003
                                       ------------   ------------

Raw materials                          $    691,168   $    661,582
Work-in-progress                             31,684        172,012
Finished goods                              450,462        156,023
                                       ------------   ------------
                                          1,173,314        989,617

Inventory reserve                                --       (210,000)
                                       ------------   ------------
                                       $  1,173,314   $    779,617
                                       ============   ============

Property and equipment as of December 31, consists of the following:

                                     2004           2003
                                 ------------   ------------

Office furniture and equipment   $    545,201   $    522,718
Machinery and equipment             1,901,333      1,404,154
Tooling                               344,890        254,270
Building improvements                 175,654         35,803
                                 ------------   ------------
                                    2,967,078      2,216,945

Less accumulated depreciation       2,108,866      1,578,515
                                 ------------   ------------
                                 $    858,212   $    638,430
                                 ============   ============

Accrued expenses and other current liabilities as of December 31, consist of the following:


                                           2004           2003
                                       ------------   ------------

Deferred rent                          $    314,611   $    243,604
Accrued compensation                        246,967        206,936
Construction in progress liabilities      1,800,603             --
Accrued interest on senior secured
  convertible notes                          84,932             --
Other                                        86,433         67,597
                                       ------------   ------------
                                       $  2,533,546   $    518,137
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

11.   Subsequent Events

      In August 2005, we sold 500,000 of our common shares to certain institutional investors at a purchase price of $5.40 per share. The investors also had the right for 30 days following the closing to purchase an additional aggregate of 225,000 common shares at a purchase price of $5.50 per share. The investors did not exercise that right prior to it expiring in September 2005. The shares were sold pursuant to a shelf registration statement that was declared effective by the SEC in July 2005. We received $2.7 million in proceeds from the transaction, which was used for working capital and other general corporate purposes. We did not use a placement agent in this transaction. Each of the institutional purchasers in this transaction was an investor in our November 2004 private placement of our senior secured convertible notes.

      In October 2005, we closed a $2.0 million private placement of our common shares and warrants to purchase our common shares with certain institutional investors. This transaction included the sale of 571,433 common shares at a purchase price of $3.50 per share and warrants to purchase 228,576 common shares with an exercise price of $5.00 per share exercisable within five years from the date of issuance. We received $2.0 million in proceeds from this transaction, which has been and will be used for working capital and other general corporate purposes. We did not use a placement agent in this transaction. Three of the institutional purchasers in this transaction were investors in our November 2004 private placement of our senior secured convertible notes.

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

                                                                   Summary Compensation Table

                                                                                    Securities
                                                                                    Underlying
                                                                                     Options/          All other
        Name & Principal Position                           Year      Salary($)       SARS (#)      compensation ($)
Robert A. Olins, Chief Executive Officer,                    2004    $      --         500,000            $ --
  Treasurer, Secretary and Principal Financial               2003    $      --         500,000            $ --
    and Accounting Officer                                   2002    $      --         500,000            $ --

David F. Hakala, Chief Operating Officer                     2004    $ 240,000               0            $ --
                                                             2003    $ 240,000               0            $ --
                                                             2002    $  68,308(1)      360,000 (2)        $ --

Michael S. Jin, Chief Technology Officer                     2004    $ 200,000(3)      125,000            $ --
                                                             2003    $ 150,000               0            $ --
                                                             2002    $ 130,000          35,000            $ --

Theodore H. Banzhaf, Executive Vice President                2004    $ 360,000         N/A                $ --
  of Strategic Planning                                      2003    $ 103,385(4)      800,000 (5)        $ --
                                                             2002    N/A               N/A                $ --

Je Won Yeun, President, SpatiaLight Korea, Inc.              2004    $  91,735(6)      100,000 (7)        $ --
                                                             2003    N/A               N/A                $ --
                                                             2002    N/A               N/A                $ --

Don S. Suh, Senior Vice President, Marketing & Sales         2004    $  48,467(8)      150,000 (9)
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

                        OPTION GRANTS IN LAST FISCAL YEAR

                         (a)               (b)                              (c)                           (d)


                                                                  % of Total Options/SARs
                               Number of Shares Underlying        Granted to Employees in
                        Name     Options/SARs Granted (#)                Fiscal Year             Exercise or Base Price ($/Sh)
   ------------------------------------------------------------------------------------------------------------------------------
   Robert A. Olins                       320,417                            29%                             $5.21
                                         179,583                            16%                             $5.60

   David F. Hakala                          0                               --                                 --

   Theodore H. Banzhaf                      0                               --                                 --

   Michael S. Jin                        125,000                            11%                             $5.60

   Je Won Yeun                           100,000                            9%                              $4.99

   Don Suh                               150,000                            13%                             $5.55

                                    (e)              (f)                                 (g)

                                                           Potential Realizable Value
                                                             at Assumed Annual Rates
                                 Expiration                of Stock Price Appreciation
                                    Date                         for Option Term
   ---------------------------------------------------------------------------------------------------
                                                    5%($)                               10%($)
                                                    -----                               ------

   Robert A. Olins                01/05/14        $1,049,859                          $2,660,550
                                  07/07/14         $632,457                           $1,602,771

   David F. Hakala                   --               --                                   --

   Theodore H. Banzhaf               --               --                                   --

   Michael S. Jin                 07/07/14         $440,226                           $1,115,620

   Je Won Yeun                    07/29/14         $313,818                            $795,277

   Don Suh                        07/19/14         $523,555                           $1,326,791

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

2.    Exhibits

Exhibit #                            Description
---------                            -----------

3.1 Certificate of Incorporation, as amended (Amendments to document filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed November 18, 1999).
3.2 Bylaws (incorporated by reference to Exhibit B to the Company's Form 8-K filed February 7, 1995).
10.1              1999 Stock Option Plan (incorporated by reference to Exhibit
                  10.4 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed on November 18, 1999).
10.2              Employment Agreement between the Company and Theodore H.
                  Banzhaf dated July 7, 2003 (incorporated by reference to
                  Exhibit 10.3 to the Company's Form 10Q filed on August 18,
                  2003).
10.3 Time Accelerated Restricted Stock Award Plan (TARSAP) between SpatiaLight, Inc. and Theodore Banzhaf, dated as of July 7, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Form 10Q/A filed on February 13, 2004).
10.4 Amendment to Lease Agreement between the Company and Hamilton Marin, LLC, dated May 17, 2002 (Lease Agreement filed as exhibit 10.18 in Form 10-QSB filed on August 14, 2002).
10.5 LCoS Supply Agreement dated as of July 1, 2004, between SpatiaLight, Inc. and LG Electronics Inc.*+
14.1              Code of Business Conduct and Ethics+
16.1 Letter from KPMG LLP pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to Exhibit 1 of the Company's Form 8-K filed April 9, 2001).
21.1              Principal subsidiaries of the Company.
23.1              Consent of Odenberg, Ullakko, Muranishi & Co. LLP.
31.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Previously filed

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of October 2005.

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