Form 10-Q
period 2005-09-30
SPATIALIGHT INC
filed 2005-11-09
CIK 881468

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q
(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange
    Act of 1934

               For the quarterly period ended September 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ______________ to ______________

                        Commission File Number 000-19828
                                               ---------

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

      Indicate by check mark whether the registrant is an a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,279,944 common shares as of November 8, 2005.

                                SPATIALIGHT, INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2005


                                Table of Contents

PART I FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements (unaudited) Condensed Consolidated Balance Sheets as of
             September 30, 2005 and December 31, 2004.......................3

             Condensed Consolidated Statements of Operations
             for the Three and Nine Months
             Ended September 30, 2005 and 2004..............................4

             Condensed Consolidated Statement of Stockholders' Equity
             for the Nine Months Ended September 30, 2005...................5

             Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 2005 and 2004..........6

             Notes to Condensed Consolidated Financial Statements...........7

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations...............19

   Item 3.   Quantitative and Qualitative Disclosures about Market Risks....40

   Item 4.   Controls and Procedures........................................41

PART II  OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds......................44

   Item 5.   Other Information..............................................44

   Item 6.   Exhibits and Reports on Form 8-K...............................45

             Signatures.....................................................46

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements


                     SPATIALIGHT, INC.
           CONSDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,     December 31,
                                                                        2005             2004
                                                                    (unaudited)
                                                                   ------------      ------------
ASSETS
Current assets
  Cash and cash equivalents                                        $    719,702      $  9,087,551
  Accounts receivable, net of allowance of $0 and $345,030
    at September 30, 2005 and December 31, 2004, respectively           142,801           264,053
  Inventory                                                           1,211,840         1,173,314
  Prepaids and other current assets                                     764,262           949,711
  Prepaid non-cash interest to related party                          1,157,133           913,889
                                                                   ------------      ------------
          Total current assets                                        3,995,738        12,388,518

Property and equipment, net                                           6,497,733           858,212
Construction in progress                                                   --           2,801,521
Prepaid non-cash interest to related party                            2,603,548         3,474,386
Other assets                                                             73,442           123,774
                                                                   ------------      ------------
               Total assets                                        $ 13,170,461      $ 19,646,411

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $  1,189,681      $    601,394
  Note purchase option liability                                           --             659,874
  Accrued expenses and other current liabilities                      1,714,624         2,533,546
                                                                   ------------      ------------
        Total current liabilities                                     2,904,305         3,794,814

Senior secured and other convertible notes                           10,229,120         9,885,140
                                                                   ------------      ------------
               Total liabilities                                     13,133,425        13,679,954

Commitments

Stockholders' equity:
  Common stock, $.01 par value:
     50,000,000 shares authorized;
     36,708,513 and 35,326,436 shares issued and outstanding,
     at September 30, 2005 and December 31, 2004, respectively          367,085           353,264
Additional paid-in capital                                           76,537,543        69,384,146
Notes receivable                                                           --            (241,462)
Common shares issuable                                                     --           4,038,149
Other comprehensive income                                               67,343            73,562
Accumulated deficit                                                 (76,934,935)      (67,641,202)
                                                                   ------------      ------------
        Total stockholders' equity                                       37,036         5,966,457
                                                                   ------------      ------------

Total liabilities and stockholders' equity                         $ 13,170,461      $ 19,646,411
                                                                   ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                SPATIALIGHT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                              Three months ended September 30,    Nine months ended September 30,
                                                                   2005             2004              2005              2004
                                                              ------------      ------------      ------------      ------------
Revenue                                                       $     58,457      $    268,200      $    197,365      $  1,128,075
Cost of revenue                                                     57,492           125,190           216,380           897,521
                                                              ------------      ------------      ------------      ------------
          Gross margin                                                 965           143,010           (19,015)          230,554
                                                              ------------      ------------      ------------      ------------
Selling, general and administrative expenses:
   Selling, general and administrative expenses                  1,657,005         1,433,133         5,138,797         3,918,935
   Stock-based general and administrative expenses                  78,887             8,250           186,187           269,424
                                                              ------------      ------------      ------------      ------------
          Total selling, general and administrative expenses     1,735,892         1,441,383         5,324,984         4,188,359


   Research and development expenses                             1,081,020           662,124         2,740,150         1,913,682
                                                              ------------      ------------      ------------      ------------
          Total operating expenses                               2,816,912         2,103,507         8,065,134         6,102,041
                                                              ------------      ------------      ------------      ------------
          Operating loss                                        (2,815,947)       (1,960,497)       (8,084,149)       (5,871,487)
                                                              ------------      ------------      ------------      ------------
Other income (expenses):
  Interest expense:
          Interest expense                                        (270,631)          (17,820)         (805,541)          (53,942)
          Non-cash interest expense                               (631,393)         (187,696)       (1,186,577)         (563,087)
                                                              ------------      ------------      ------------      ------------
            Total interest expense                                (902,024)         (205,516)       (1,992,118)         (617,029)
                                                              ------------      ------------      ------------      ------------
  Other income:
          Gain from the expiration of investment right and
            revaluation of note purchase option liability           96,602                --           754,374                --
          Interest and other income                                    618            17,662            28,160            60,294
                                                              ------------      ------------      ------------      ------------
             Total other income                                     97,220            17,662           782,534            60,294
                                                              ------------      ------------      ------------      ------------
          Total other income (expenses)                           (804,804)         (187,854)       (1,209,584)         (556,735)
                                                              ------------      ------------      ------------      ------------
Net loss                                                      $ (3,620,751)     $ (2,148,351)     $ (9,293,733)     $ (6,428,222)
                                                              ============      ============      ============      ============
Net loss per share - basic and diluted                        $      (0.10)     $      (0.06)     $      (0.26)     $      (0.19)
                                                              ============      ============      ============      ============
Weighted average shares used in computing
 net loss per share- basic and diluted                          36,490,446        34,629,428        36,093,858        33,122,270
                                                              ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                SPATIALIGHT, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                    ADDITIONAL
                                              COMMON STOCK            PAID-IN         NOTES
                                         SHARES          AMOUNT       CAPITAL       RECEIVABLE
                                       ----------   ------------   ------------    ------------
Balance, January 1, 2005               35,326,436   $    353,264   $ 69,384,146    $   (241,462)

Exercise of stock options and
warrants                                  300,572          3,006        392,981            --

Issuance of common shares issuable        581,505          5,815      4,032,334            --

Issuance of common shares, net of
issuance costs of $58,605                 500,000          5,000      2,636,395            --

Issuance of options below FMV to
employees                                    --             --           22,000            --

Issuance of warrants for services            --             --          164,187            --

Fair value of Investment Right               --             --          (94,500)           --

Repayment of notes receivable
from stockholder                             --             --             --           249,105

Accrued interest on notes
receivable from stokholder                   --             --             --            (7,643)

Comprehensive loss:

  Foreign currency translation
  adjustment                                 --             --             --              --

  Net loss                                   --             --             --              --

      Total comprehensive loss               --             --             --              --
                                       ----------   ------------   ------------    ------------
Balance, September 30, 2005            36,708,513   $    367,085   $ 76,537,543    $       --
                                       ==========   ============   ============    ============

                                         COMMON          OTHER                           TOTAL
                                         STOCK         COMPREHEN-      ACCUMULATED    STOCKHOLDERS'
                                         ISSUABLE      SIVE INCOME       DEFICIT         EQUITY
                                       ------------    ------------    ------------    ------------
Balance, January 1, 2005               $  4,038,149    $     73,562    $(67,641,202)   $  5,966,457

Exercise of stock options and
warrants                                       --              --              --           395,987

Issuance of common shares issuable       (4,038,149)           --              --              --

Issuance of common shares, net of
issuance costs of $58,605                      --              --              --         2,641,395

Issuance of options below FMV to
employees                                      --              --              --            22,000

Issuance of warrants for services              --              --              --           164,187

Fair value of Investment Right                 --              --              --           (94,500)

Repayment of notes receivable
from stockholder                               --              --              --           249,105

Accrued interest on notes
receivable from stokholder                     --              --              --            (7,643)

Comprehensive loss:

  Foreign currency translation
  adjustment                                   --            (6,219)           --            (6,219)

  Net loss                                     --              --        (9,293,733)     (9,293,733)
                                                                                       ------------
      Total comprehensive loss                 --              --              --        (9,299,952)
                                       ------------    ------------    ------------    ------------
Balance, September 30, 2005            $       --      $     67,343    $(76,934,935)   $     37,036
                                       ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                SPATIALIGHT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                             Nine months ended September 30,
                                                                   2005           2004
                                                               -----------    -----------
Cash flows from operating activities:
Net loss                                                       $(9,293,733)   $(6,428,222)
Adjustments to reconcile net loss to net cash used in
operating activities:

  Depreciation and amortization                                    449,631        416,427
  Stock-based general and administrative expense                   186,187        269,424
  Non-cash interest expense                                      1,186,577        563,087
  Gain from the expiration of investment right and
     revaluation of note purchase option liability                (754,374)          --
  Accrued interest on notes receivable from stockholder             (7,643)       (41,979)
  Changes in operating assets and liabilities:
     Accounts receivable                                           121,252       (914,192)
     Inventory                                                     (38,526)      (162,693)
     Prepaid and other current assets                              196,489         49,662
     Other assets                                                   50,332        (32,252)
     Accounts payable                                              588,285         34,827
     Accrued expenses and other current liabilities               (438,987)       122,932
     Deferred revenue                                                 --          100,000
                                                               -----------    -----------
             Net cash used in operating activities              (7,754,510)    (6,022,979)
                                                               -----------    -----------
Cash flows from investing activities:
  Acquisition of property, plant and equipment                  (3,901,566)      (688,073)
                                                               -----------    -----------
           Net cash used in investing activities                (3,901,566)      (688,073)
                                                               -----------    -----------
Cash flows from financing activities:
  Payments received from notes receivable                          249,105        229,851
  Proceeds from sale of stock, net of expenses                   2,641,395           --
  Proceeds from exercise of warrants and options                   395,987      1,210,510
                                                               -----------    -----------
           Net cash provided by financing activities             3,286,487      1,440,361
                                                               -----------    -----------
Net decrease in cash and cash equivalents                       (8,369,589)    (5,270,691)

Effect of exhange rate differences on cash                           1,740           --

Cash and cash equivalents at beginning of period                 9,087,551      6,359,969
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $   719,702    $ 1,089,278
                                                               ===========    ===========

Income taxes paid during the period                            $     2,725    $     1,475
Interest paid during the period                                $   754,821    $       482

Non cash financing activities:
  Common shares issued upon conversion of interest and notes   $      --      $ 1,138,374
                                                               ===========    ===========
  Exercise of warrant in exchange for notes receivable         $      --      $   175,000
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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In our management's opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A - Amendment No. 5, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2004. The interim results for the period ended September 30, 2005 are not necessarily indicative of results for the full fiscal year.

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Note 3. Liquidity

From inception through September 30, 2005, we have sustained recurring net losses from operations totaling approximately $76.9 million and at September 30, 2005, had total equity of approximately $37,000 and net working capital of approximately $1.1 million. During the three and nine months ended September 30, 2005, we experienced net cash changes of approximately $0.3 million increase and $8.4 million decrease, respectively. We recognized net losses for the three and nine months ended September 30, 2005, of approximately $3.6 million and $9.3 million, respectively.

We expect to meet our cash needs and fund our working capital requirements with our existing cash balances and from certain additional sources. Those sources include proceeds of approximately $2.0 million that we received from the sale of 571,431 of our common shares on October 12, 2005 from a private placement of our common shares and warrants to purchase our common shares, as more fully described in Note 12. Other anticipated sources are cash payments from our customers, the exercises of stock options and warrants, and additional sales of our common shares. We also have approximately $0.7 million available under revolving credit facilities that we established in September and October 2005 in South Korea. There can be no assurances with respect to these potential sources. We believe that our current cash and cash equivalents as of September 30, 2005, combined with the proceeds from the October 2005 Private Placement and available draw downs on South Korean credit facilities will be sufficient to meet our capital and liquidity requirements for our operations through December 31, 2005.

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

The table below shows net loss per share for the three and nine months ended September 30, 2005 and 2004 as if we had elected the fair value method of accounting for stock options.

                                                      Three months ended September 30, Nine months ended September 30,
                                                            2005           2004             2005            2004
                                                      -------------    ------------    ------------    ------------
Net loss as reported                                   $ (3,620,751)   $ (2,148,351)   $ (9,293,733)   $ (6,428,222)

Add: Stock-based employee/director compensation
  included in reported net loss, net of any
  applicable related tax effects                              5,500           8,250          22,000          59,424
Deduct: total stock-based employee compensation
  determined under fair value method for all awards,
  net of any applicable related tax effects                (277,645)       (329,912)     (2,591,075)     (1,111,590)
                                                      -------------    ------------    ------------    ------------
Proforma net loss, as adjusted                         $ (3,892,896)   $ (2,470,013)   $(11,862,808)   $ (7,480,388)
                                                      =============    ============    ============    ============
Loss per share:
Basic and diluted, as reported                         $      (0.10)   $      (0.06)   $      (0.26)   $      (0.19)
Basic and diluted, as adjusted                         $      (0.11)   $      (0.07)   $      (0.33)   $      (0.23)


Note 5. Per Share Information

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The table below reflects potentially dilutive securities which were excluded from the computation of diluted net loss per share for the three months and nine months ended September 30, 2005 and 2004 because the effect of their assumed exercise would be antidilutive.

                                                                         As of September 30,
                                                          2005                                     2004
                                          ---------------------------------------   ---------------------------------------
                                             Number of         Weighted Averages       Number of         Weighted Averages
                                           Potentially        Exercise/Conversion    Potentially        Exercise/Conversion
                                          Dilutive Shares           Price           Dilutive Shares           Price
                                          ---------------     -------------------   ---------------     -------------------
Stock options and warrants                    6,473,711            $        4.01          6,682,528        $        3.83
Convertible notes                             3,404,807            $        3.29          2,376,000        $        0.50
                                          ---------------                           ---------------
  Total                                       9,878,518                                   9,058,528
                                          ===============                           ===============

Note 6. Property, Plant and Equipment

Property, plant and equipment include:

                                                   As of
                                        September 30,  December 31,
                                           2005            2004
                                        -----------    -----------

Building                                $ 4,011,776    $      --
Other equipment and instruments           2,235,153      1,901,333
Machinery and manufacturing equipment     1,349,287           --
Office furniture and fixtures               704,789        545,201
Tooling                                     371,700        344,890
Leasehold improvements                      175,654        175,654
Computer software                           131,018           --
Computer hardware                            76,854           --
                                        -----------    -----------
Total property, plant and equipment       9,056,231      2,967,078
Accumulated depreciation                 (2,558,498)    (2,108,866)
                                        -----------    -----------
Property, plant and equipment, net      $ 6,497,733    $   858,212
                                        ===========    ===========

Note 7. Notes Payable

Convertible notes at September 30, 2005 consist of the following:

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

On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest payable on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,764 common shares, as a prepayment of interest payable on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of September 30, 2005, total prepaid interest on the Argyle notes for the period July 1, 2005 to December 31, 2008 is $3,760,681 with $1,157,133 classified as a current asset, and $2,603,548 classified as a non-current asset.

At September 30, 2005, the carrying value of the Argyle notes totaled $1,188,000 representing the principal unpaid balance.

November 2004 Financing:

On November 30, 2004, we completed a non-brokered private placement of $10 million of senior secured notes (the 2004 Senior Secured Convertible Notes). The 2004 Senior Secured Convertible Notes accrue interest at 10%, payable quarterly, and the interest is payable in cash or common shares, at our option if certain conditions are met. The value of the shares for the purposes of calculating interest payments shall be equal to the 20-day trailing average of the volume weighted average prices of our common shares at the end of each quarterly interest period. The 2004 Senior Secured Convertible Notes are due November 30, 2007.

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

We are required to file a registration statement for resale of the shares issuable upon conversion of the notes and have the registration statement declared effective no later than 120 days after December 21, 2004. Pursuant to our amended registration rights agreement with the noteholders, if the registration does not become effective by April 20, 2005, or does not remain effective, we may be required to pay each noteholder cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter until the registration becomes effective. However, each of the noteholders agreed to waive its right to these payments in the event that the applicable registration statement was declared effective no later than July 29, 2005. On July 29, 2005 the SEC declared the registration statement effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. On August 23, 2005, we filed a post-effective amendment to our registration statement withdrawing exhibit 23.1, the consent of the independent registered accounting firm BDO Seidman, LLP. We advised the holders of our Senior Secured Convertible Notes that until the matter concerning the consent is resolved, no sales may be made using the prospectus which is part of the registration statement. One of the holders of our Senior Secured Convertible Notes communicated to us that due to the filing of our post-effective amendment, it believes that we are obligated to pay each noteholder cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter, until the matter concerning the consent is resolved. Although we do not believe that we are contractually obligated to make those payments at September 30, 2005 we accrued $234,000 in connection with this matter. We have had discussions with the holders of our Senior Secured Convertible Notes concerning this matter, but there has not been any resolution of this issue to date.

In consideration for Argyle entering into the Intercreditor Agreement, our Board of Directors authorized us to enter into an extension and modification agreement with Argyle with respect to the Argyle Notes (the Extension Agreement) under which the due date of the Argyle Notes was extended to December 31, 2008.

Under the terms of the November 2004 Financing, Robert A. Olins and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed, in the event that the Board of Directors determines that such financing is necessary, to provide us with up to an additional $6 million in future financing on terms and conditions to be determined at the time of any such transaction. That financing commitment shall be reduced by any funds that we receive from future sales or exercises of our equity, debt or derivative securities, including the sale of our common shares under the prospectus that we filed with the SEC on January 28, 2005, as a part of a "shelf" registration process. As of the date of this filing, taking into account the October 2005 Private Placement and stock option exercises, we had received an aggregate total of $5,971,988, thereby reducing the commitment by Mr. Olins and Greenpark Limited by an equal aggregate amount.

Under the terms of the November 2004 Financing, the purchasers received the right (additional investment rights or AIR) to purchase up to an additional $5 million of senior secured convertible notes subject to the same terms and conditions, including the same conversion price as the notes issued in the November 2004 Financing. The AIR originally expired on November 30, 2005, but was amended on December 21, 2004 to expire on August 31, 2005. The fair value of the AIR was calculated on the November 30, 2004 issuance date at $1,072,248 using the Black-Scholes option pricing model (see table below.) This AIR is being treated as a derivative and has been recorded as a note purchase option liability and as a discount on the 2004 Senior Secured Convertible Notes. The AIR is not a hedging derivative. The fair value of the derivative has been recalculated on a quarterly basis until exercise or expiration to reflect the changing market price of the stock, the remaining contractual term, and the changing volatility. The objective in entering into the agreement for the AIR was that it was required by the lenders in order to complete the financing agreement. Below is a table reflecting the fair value of the AIR at each period end date and the Black-Scholes assumptions used to calculate the fair value. The assumptions changed from the November 2004 valuation date in that the market price of our common shares had changed, the contractual life had changed due to the December 21, 2004 amendment, and the volatility changed as a result of the changes in market price and contractual life. Any reduction in the note purchase option liability due to the revaluation of the AIR is recorded as a gain from the revaluation of the note purchase option liability and is included in other income. The remaining value of the note purchase option liability was written off upon expiration on August 31, 2005.

                                     Gain Recognized Cumulative  Current Stock                 Risk-Free    Contractual
Fair Value Date*        Fair Value      for Quarter      Gain        Price      Volatility   Interest Rate     Term
--------------------- -------------- --------------- ---------- ------------- ------------  -------------  -----------
November 30, 2004      $1,072,248     $     --       $     --       $   8.83          67%    2.50%           1 year
December 31, 2004      $  659,874     $  412,374     $  412,374     $   8.95          52%    2.50%           8 months
March 31, 2005         $    8,639     $  651,235     $1,063,609     $   5.05          49%    2.50%           5 months
June 30, 2005          $    2,102     $    6,537     $1,070,146     $   5.67          54%    3.00%           2 months
September 30, 2005     $     --       $    2,102     $1,072,248     $     --          --       --            expired

* Exercise price for all dates is $9.72 per share and dividend yield for all dates is zero.

The $1,072,248 discount applied to the 2004 Senior Secured Convertible Notes gave rise to a beneficial conversion feature of $156,610 resulting from the excess aggregate value of the common shares issuable upon conversion of the 2004 Senior Secured Convertible Notes into common shares over the discounted carrying value of the 2004 Senior Secured Convertible Notes at the issuance date. The resulting beneficial conversion feature is treated as an additional discount to the 2004 Senior Secured Convertible Notes and an increase in additional paid-in capital, and is being amortized, along with the original discount related to the value of the AIR, over the life of the 2004 Senior Secured Convertible Notes. In addition, $100,000 of legal fees reimbursed to one of the lenders was recorded as a note discount and is being amortized over the life of the notes. Additional financing costs of $117,162 were recorded as prepaid expenses and are being amortized over the life of the notes. The effective interest rate for financial statement purposes due to the discount related to the AIR and beneficial conversion feature mentioned above differs from the actual contractual interest paid or payable in cash or shares to the noteholders. These discounts, along with the contractual 10% interest rate, results in an effective rate of 14.4% per annum.

Activity in notes payable for the nine months ended September 30, 2005 is as follows:

Debt Principal:
                                              Balance at                        (Payment) or                         Balance at
                                             December 31,      Addition or New   Discount         Conversion        September 30,
                                                2004              Discount      Amortization      to Equity             2005
                                             ------------      ---------------  ------------      ------------      -------------
Argyle                                       $  1,188,000      $       --       $       --        $       --        $  1,188,000
Argyle discount                                   (11,000)             --             11,000              --                --
November financing                             10,000,000              --               --                --          10,000,000
November financing beneficial conversion         (152,260)             --             39,150              --            (113,110)
Reimbursement of investor's legal fees            (97,222)             --             25,000              --             (72,222)
November financing AIR discount                (1,042,378)             --            268,830              --            (773,548)
                                             ------------      ---------------  ------------      ------------      -------------
                 Total                       $  9,885,140      $       --       $    343,980      $       --        $ 10,229,120
                                             ============      ===============  ============      ============      ============

Interest:
Accrued Argyle 6%                            $       --        $     53,460     $       --        $    (53,460)     $       --
Beneficial interest                                  --             574,134             --            (574,134)             --
November financing 10%                             84,932           752,055         (754,795)             --              82,192
                                             ------------      ---------------  ------------      ------------      -------------
                 Total                       $     84,932      $  1,379,649     $   (754,795)     $   (627,594)     $     82,192
                                             ============      ============     ============      ============      ============

Non-cash interest expense is as follows:

                                                             Nine months ended September 30,
                                                             -------------------------------
                                                                  2005             2004
                                                             ------------     --------------
Amortization of note discounts and prepaid financing costs     $  378,443     $   16,500
Accrual of potential registration rights payment                  234,000           --
Effect of beneficial conversion privileges
  on accrued interest                                             574,134        546,587
                                                             ------------     --------------
                                                               $1,186,577     $  563,087
                                                             ============     ==============

Activity in notes payable for the three months ended September 30, 2005 is as follows:

                                                                               (Payment) or                      Balance at
Debt Principal:                            Balance at June    Addition or New     Discount        Conversion    September 30,
                                              30, 2005           Discount       Amortization      to Equity         2005
                                           ---------------- ------------------ --------------    ------------ -----------------
Argyle                                       $  1,188,000      $       --       $       --        $       --        $  1,188,000
November financing                             10,000,000              --               --                --          10,000,000
November financing beneficial conversion         (126,160)             --             13,050              --            (113,110)
Reimbursement of investor's legal fees            (80,556)             --              8,334              --             (72,222)
November financing AIR discount              $   (863,158)             --             89,610              --            (773,548)
                                             ------------      ------------     ------------      ------------      ------------
                 Total                       $ 10,118,126      $       --       $    110,994      $       --        $ 10,229,120
                                             ============      ============     ============      ============      ============


Interest:
Accrued Argyle 6%                            $       --        $     17,820     $       --        $    (17,820)     $       --
Beneficial interest                                  --             271,463             --            (271,463)             --
November financing                                 82,192           252,055         (252,055)             --              82,192
                                             ------------      ------------     ------------      ------------      ------------
                 Total                       $     82,192      $    541,338     $   (252,055)     $   (289,283)     $     82,192
                                             ============      ============     ============      ============      ============

Non-cash interest expense is as follows:

                                                            Three months ended September 30,
                                                            -------------------------------
                                                                 2005             2004
                                                            -----------     ---------------
Amortization of note discounts and prepaid financing costs     $125,930           $  5,500
Accrual of potential registration rights payment                234,000               --
Effect of beneficial conversion privileges
  on accrued interest                                           271,463            182,196
                                                            -----------     ---------------
                                                               $631,393           $187,696
                                                            ===========     ===============

Revolving credit facility

During the third quarter of 2005, we entered into an approximately $200,000 revolving credit facility with a South Korean bank for our South Korean manufacturing facility. This credit facility bears a variable interest rate, currently at 6.8%. At September 30, 2005 there was approximately $73,000 drawn down against this facility (included in accrued expenses and other current liabilities) with approximately $123,000 remaining available. In October 2005, we entered into additional revolving credit facilities with two South Korean banks providing us with approximately $500,000 of additional available credit.

Note 8. Issuance of Securities

Exercise of Stock Options and Warrants in the Three and Nine Months Ended September 30, 2005

During the third quarter of 2005, 120,000 common shares were issued upon the exercise of employee/director stock options. No warrants were exercised during the third quarter of 2005. During the first nine months of 2005, 195,015 and 105,557 common shares were issued upon the exercise of employee/director stock options and warrants, respectively. The warrant exercises were cashless exercises pursuant to the warrant agreements. Total cash received from option exercises for the three and nine months ended September 30, 2005 was $295,225 and $395,987, respectively.

Issuance of Shares, Stock Options and Warrants During the Nine Months ended September 30, 2005

On August 5, 2005, we sold 500,000 of our common shares at a purchase price of $5.40 per share to certain institutional investors. Those shares were included in our Form S-3 "shelf" registration statement (File No. 333-122932), which was declared effective by the SEC in July 2005. We received proceeds of approximately $2.7 million from the transaction, which we used for working capital and other general corporate purposes. The purchasers in the August 2005 Equity Financing had a 30-day right, which expired on September 4, 2005, to purchase an additional aggregate of 225,000 of our common shares included in the "shelf" registration statement at a purchase price of $5.50 per share. On August 23, 2005, we filed a post-effective amendment to our "shelf" registration statement withdrawing exhibit 23.1, the consent of the independent registered accounting firm BDO Seidman, LLP. We stated in the post-effective amendment that we would not make any future sales from the "shelf" registration statement until the matter involving the consent has been resolved. On August 23, 2005, we reclassified the fair value of the Investment Right of $94,500 from equity to a liability pursuant to EITF 00-19: "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."The fair value of the Investment Right was calculated using the Black-Sholes option pricing model, using the following assumptions: stock price $5.24, exercise price $5.50, volatility 138.18%, risk free interest rate of 3.33%, remaining contractual term of 12 days and dividend yield of zero. The Investment Right expired, unexercised, on September 4, 2005, and the Investment Right liability was recorded in other income. As of the date of this filing, 1,500,000 of our common shares included in our "shelf" registration statement, including those subject to the 30-day right described above, have not been sold.

In June 2005, we issued a fully vested warrant to purchase 75,000 of our common shares to an unaffiliated investment bank for compensation for services provided pursuant to a service agreement. A value of $73,387 was assigned to the warrant using the Black-Scholes pricing model and the following assumptions: stock price $5.71, exercise price $7.50, historical volatility 65%, risk free interest rate 3%, dividend yield of zero and a contractual life of 12 months. This amount is included in stock-based general and administrative expenses for the three months ended September 30, 2005.

In February 2005, we issued a fully vested warrant to purchase 75,000 common shares as payment to a sales agent. A value of $90,800 was assigned to the warrant using the Black-Scholes pricing model and the following assumptions: stock price $4.66, exercise price $4.50, historical volatility 64%, risk free interest rate 2.50%, dividend yield of zero and a contractual life of 10 months. This amount is included in stock-based general and administrative expenses.

In January 2005, 581,505 common shares with a value of $4,038,149 previously recorded as common shares issuable were issued.

Other expenses totaling $5,500 and $22,000 in the three and nine months ended September 30, 2005 relate to the valuation of an employee stock option issued with an exercise price lower than the market price on the grant date and are included in stock-based general and administrative expenses. This expense relates to an option granted in 2003.

Issuance of Shares Under Installment Note

In November 2002, Greenpark Limited exercised its warrant to purchase 746,268 common shares at the exercise price of $2.00 per share, for an aggregate purchase price of $1,492,536. Under an installment agreement, Greenpark Limited was required to make periodic installment payments towards such aggregate purchase price. There was a 6% annual interest rate with respect to the balance of the share purchase price owed to us and all accrued interest is due with the final payment. We issued all of the 746,268 shares to Greenpark Limited in 2003. In consideration for the financing commitment by Greenpark Limited in the November 2004 Financing, we agreed to reduce by $600,000 the amount owed by Greenpark Limited to us under that certain warrant installment agreement, dated as of October 14, 2002. Mr. Olins advised the Board of Directors that any consideration that the Board of Directors determined was owed to Mr. Olins for the financing commitment should instead be given as consideration to Greenpark Limited for its participation in the financing commitment. We received the remaining outstanding balance, less amounts forgiven as described above, plus accrued interest during the first three quarters of 2005. We will not give any further financial consideration to Greenpark Limited for such financing commitment.

Stock-based compensation is as follows:

                                                 Three months ended        Nine months ended
                                                    September 30,            September 30,
                                                 2005         2004         2005         2004
                                               --------     --------     --------     --------
Options granted to employees and directors     $  5,500     $  8,250     $ 22,000     $ 59,424
Warrants issued for services                     73,387         --        164,187      210,000
                                               --------     --------     --------     --------
                                               $ 78,887     $  8,250     $186,187     $269,424
                                               ========     ========     ========     ========

Note 9. Segment Information and Significant Customer Information

Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying financial statements of operations. Therefore, we have determined that we operate in a single business segment. All of our assets are located at our facilities in the United States at September 30, 2005, except for the following:


                                               South Korea     Hong Kong       Japan           Total
Cash                                           $    3,524     $     --       $     --            3,524
Accounts receivable                                11,857           --             --           11,857
Prepaid expenses                                   73,802           --             --           73,802
Deposits                                            9,938           --             --            9,938
Building, net                                   3,950,623           --             --        3,950,623
Machinery and manufacturing equipment, net      1,283,067           --             --        1,283,067
Office furniture and fixtures, net                185,252           --             --          185,252
Other equipment and instruments, net              173,657           --             --          173,657
Inventory                                          26,749        372,529        463,872        863,151
                                               ----------     ----------     ----------     ----------
                                               $5,718,469     $  372,529     $  463,872     $6,554,871
                                               ==========     ==========     ==========     ==========

Of our total revenue in 2005, 73% was derived from the sales of our LCoS Sets to LG Electronics, a customer located in the Republic of Korea. The remaining 27% was derived from the sales of our LCoS Sets to customers in Hong Kong, Taiwan, China and the United States. For the three and nine months ended September 30, 2005, 61% and 73% of our revenue was derived from LG Electronics, respectively. This customer made up 82% of our accounts receivable balance at September 30, 2005.

Note 10. Inventory

Inventory consisted of the following:

                                          As of
                              September 30,    December 31,
                                   2005            2004
                              -------------    ------------
Raw materials                  $   782,263     $   691,168
Work-in-progress                    39,647          31,684
Finished goods                     389,930         450,462
                              -------------    ------------
                               $ 1,211,840     $ 1,173,314
                              =============    ============

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an Amendment of APB Opinion No. 29," which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating SFAS No. 153 and do not expect the adoption will have a material impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal years beginning after June 15, 2005. We have not evaluated the impact of SFAS No. 151 to our overall result of operations or financial condition but we do not expect the adoption will have a material impact on our results of operations or financial condition.

Note 12. Subsequent Events

October 2005 Private Placement

In October 2005, we closed a $2.0 million private placement of our common shares and warrants to purchase our common shares with certain institutional investors. This transaction included the sale of 571,431 common shares at a purchase price of $3.50 per share and warrants to purchase 228,575 common shares with an exercise price of $5.00 per share exercisable within five years from the date of issuance. We received $2.0 million in proceeds from this transaction, which has been and will be used for working capital and other general corporate purposes. We did not use a placement agent in this transaction. Three of the institutional purchasers in this transaction were investors in our November 2004 private placement of our senior secured convertible notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Item 2 and those discussed in the Company's Annual Report on Form 10-K/A - Amendment No. 5 as filed with the Securities and Exchange Commission on October 24, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of our condensed consolidated financial condition as of September 30, 2005, and our results of operations for the three and nine months ended September 30, 2005 and 2004. The following should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

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

Status of Business with LG Electronics, Inc.

In July 2004, we entered into an agreement with LG Electronics (see Exhibit 10.5 to our Annual Report on Form 10-K/A filed with the SEC July 14, 2005), providing for us to sell our T-3 LCoS Sets to LG Electronics. In July 2005, we commenced delivering a limited quantity of commercial production LCoS Sets to LG Electronics. Under the July 2004 agreement, LG Electronics agreed to purchase from us a minimum of 21,000 LCoS Sets over an initial six-month delivery period, which was originally scheduled to commence in January 2005, subject to LG Electronics' completion of pre-production requirements. Our July 2005 product delivery to LG Electronics included a smaller quantity of LCoS Sets than was originally contemplated under the July 2004 agreement for the first delivery month. We delivered those LCoS Sets in July 2005 based upon our expectation that in the immediate future we would receive a firm purchase order from LG Electronics for its purchase from us of an aggregate minimum quantity of 9,300 LCoS Sets over an initial six-month delivery period.

In August 2005, we received a firm purchase order from LG Electronics for its purchase from us of an aggregate minimum quantity of 9,300 LCoS Sets for the period July through December 2005. In October 2005, we publicly announced that we had received the formal written qualification letter from LG Electronics stating that we have met certain agreed upon technical specifications. We have since agreed with LG Electronics to move the initial six-month delivery period to November 2005 through April 2006. On November 7, 2005, we delivered a limited quantity of production LCoS Sets to LG

Electronics based upon the revised delivery schedule. We expect to make additional limited quantity production LCoS Set deliveries to LG Electronics on November 13 and November 15, 2005, and continue with weekly deliveries thereafter throughout the initial six-month term.

LG Electronics announced in a joint press release with us in January 2005 that they were planning an initial rollout of 71-inch and 62-inch LCoS televisions incorporating our LCoS Sets commencing in the second quarter of 2005. Based upon our discussions with LG Electronics and other public statements by them, we believe that LG Electronics currently intends to commence this initial rollout during the fourth quarter of 2005. LG Electronics also announced that its initial product rollout will be into the United States, South Korean and Australian consumer markets, with future plans for expansion into other markets. We believe, based upon discussions with LG Electronics, that the initial purchase order for 9,300 LCoS Sets will enable LG Electronics to effectively launch their LCoS-based televisions into the intended target markets on time for the 2005 holiday and February 2006 NFL Super Bowl shopping seasons.

We are now commencing to work and negotiate with LG Electronics to formalize a constructive amendment and restatement of the original agreement to govern our anticipated product deliveries going forward. We expect that the most significant amendment will be reducing the minimum initial six-month quantity commitment, which will be for the period November 2005 through April 2006, to an aggregate of 9,300 LCoS Sets, with our option to increase that amount to an aggregate maximum quantity of 16,800 LCoS Sets. We believe that the anticipated revised six-month minimum LCoS Set quantity will be mutually beneficial for LG Electronics and us. That minimum quantity will allow LG Electronics to move forward with full execution of its consumer market launch of high definition televisions incorporating our LCoS Sets, as described above.

We anticipate that the other material terms of our original agreement with LG Electronics will remain substantially the same when it is amended and restated, which we expect to consummate in the fourth quarter of 2005. Deliveries scheduled under our agreement with LG Electronics are presently scheduled through April 2006 on a periodic basis. Under the agreement, commencing in the first delivery month, LG Electronics is required to provide us with rolling monthly firm purchase orders six months in advance of the scheduled delivery and rolling twelve-month advance projections of its anticipated future orders. We expect to receive firm purchase orders for May and June 2006 from LG Electronics later in the fourth quarter of 2005. Although the agreement does not contain any minimum purchase requirements after the initial six-month delivery period, the agreement projects that LG Electronics will commence larger mass-production scale purchases of LCoS Sets from us in the seventh delivery month, which we currently expect to occur in May 2006. LG Electronics has advised us that it expects the larger mass production purchases of a minimum of 10,000 LCoS Sets per month to commence as scheduled in the seventh delivery month based upon its strategic sales and marketing plans. The agreement is scheduled to have a two-year delivery term.

Our agreement with LG Electronics provides that we will be their exclusive supplier of three-chip LCoS microdisplay products for twelve months beginning from the date that we commence shipments under the agreement. Furthermore, our agreement provides that LG Electronics will have the exclusive right in South Korea to purchase T-3 microdisplay products from us for the twelve months beginning from the date that we commenced shipments under the agreement. In the event that LG Electronics purchases more than 60,000 LCoS Sets for delivery between the seventh (7th) and twelfth (12th) delivery months of our agreement, which we currently expect will be April through September 2006, LG Electronics has the right to extend its exclusivity period for twelve additional months. In the event that LG Electronics does not purchase that quantity of LCoS Sets during that time period, we have the right under the agreement to continue to be the exclusive supplier of LCoS products to LG Electronics during the second delivery year.

In the first nine months of 2005, a substantial percentage of our product deliveries, which were in small quantities, were made to LG Electronics. Based upon our agreement with LG Electronics and our present expectations, it is likely that a substantial percentage of our anticipated future product deliveries in 2005 will be made to LG Electronics as well. The loss of LG Electronics as a customer or any delays in our delivery schedule to LG Electronics could harm our future sales or results of operations; and our substantial dependence on one customer is subject to risks set forth under the heading "Business Risks and Uncertainties."

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

We have continuing business relationships with approximately six customers and prospective customers in China and Taiwan. Current Chinese and Taiwanese customers are at different stages in the development and product introduction processes, and their efforts are progressing at a slower rate than we originally anticipated. There were no shipments to our Chinese and Taiwanese customers in the fourth quarter of 2004. We made small shipments to one of these customers in the first, second and third quarter of 2005. We are maintaining our plans to ship our products to our Chinese and Taiwanese customers, although at a slower rate of shipment than originally expected. We cannot provide assurance concerning the quantities of our products that we will sell to our Chinese and Taiwanese customers in the future.

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

We believe that the addition of our South Korean manufacturing plant and the representative office in Shanghai will improve our ability to effectively conduct business in South Korea, China, Taiwan and throughout other parts of Asia as well.

Other Business Development

We are currently developing working relationships with prospective customers, located primarily in Japan and other parts of the Pacific Rim region. These prospective customers fall into two general categories: television manufacturers and light engine suppliers. We have provided samples of our LCoS Sets to certain of these prospective customers, but we do not have any formal agreements with these parties. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot assure that we will receive any purchase orders binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under "Business Risks and Uncertainties."

Manufacturing Capacity

We completed construction of our South Korean manufacturing facility in January 2005. The South Korean facility will serve as our central commercial manufacturing base. The facility commenced producing products for commercial sale in limited quantities in the second quarter of 2005. The facility is designed with the capacity, on full employment, to produce up to 28,000 LCoS Sets per month. The facility has been specially designed for expansion to a capacity of 120,000 LCoS Sets per month in several expansion phases. We believe that the facility can be expanded in an efficient manner in the event that such expansion becomes necessary based upon increased or perceived increased demand for our products from our customers.

We are currently continuing to install additional manufacturing and related equipment in the facility and we are actively hiring personnel. We are currently training our new operators and supervisors in key processes and equipment familiarization. We believe that this is making our production transition more efficient and reducing the chances of our incurring unexpected delays in the transition process. While we cannot provide any assurances against unexpected delays, we believe that our transition approach constitutes a proactive, measured and responsible plan to deal with mass production readiness risks and to prepare ourselves to manage our manufacturing facility in South Korea on a basis consistent with the anticipated demand for our products.

Currently we manufacture our LCoS Sets in limited commercial quantities at our facilities in California and the Republic of Korea. Once the South Korean facility reaches full-production mode, we intend to transition the California facility to research and development and special project operations. We will not lay off any U.S. employees as the result of opening the South Korean facility.

Business Strategy

We are currently offering two types of core products to our customers and prospective customers, all of whom are located primarily in Asia. The featured product is our LCoS Set, which is comprised of three of our proprietary SpatiaLight imagEngine(TM) LCoS microdisplays. They are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. Our displays are also known as, and commonly referred to as, liquid crystal on silicon (LCoS), liquid crystal displays (LCD), active matrix liquid crystal displays and spatial light modulators. Our other product, the display unit, is comprised of LCoS Sets fitted onto a light engine.

We currently manufacture two models of our LCoS Sets. The "T-3" model has a 1920 pixels by 1080 pixels configuration and the "T-1" model has a 1280 pixels by 960 pixels configuration.

Since we commenced delivering our products to our customers in the third quarter of 2003, there has been a significant shift in the type of product that we have delivered to our customers based upon their demand. The shift in deliveries has been in the direction of more LCoS Sets and less display units. We believe that this shift is significant because we anticipate that LCoS Sets will be, in the long run, a higher margin product line and require less working capital than display units. LCoS Sets yield less revenue than display units per unit sold. It is our short-term strategic objective to operate primarily as a seller of LCoS Sets and decrease our supply of display units to our customers. It is our longer-term strategic goal to exclusively sell LCoS Sets to our customers.

A number of our prospective Chinese customers currently seek to purchase display units because they have not yet developed their own light engines. We believe that the display unit, which is a turnkey product offering, has served as a short-term solution and helped us to capture potential market share in China because many of our competitors did not possess a turnkey solution.

While we will continue to offer display units to those current customers who do not have their own light engine solution, we expect that new customer business in the future will exclusively be for LCoS Sets rather than display units. Our supply agreement with LG Electronics is exclusively for LCoS Sets, as LG Electronics has developed its own light engine designed to incorporate our LCoS Sets. We expect that there will be a shift in products demanded by our prospective Chinese customers, over time, from display units to LCoS Sets. These trends are consistent with our overall product strategy.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had approximately $0.7 million in cash and cash equivalents, a decrease of approximately $8.4 million from the December 31, 2004 balance of approximately $9.1 million. Our net working capital at September 30, 2005 was approximately $1.1 million compared to a net working capital of approximately $8.6 million at December 31, 2004. This decrease in working capital was primarily due to the use of cash to fund the construction of our manufacturing facility in South Korea including the purchase of the equipment for that facility, as well as to fund our operating expenses.

Net cash used in operating activities totaled approximately $2.3 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively and approximately $7.8 million and $6.0 million for the nine months ended September 30, 2005 and 2004, respectively.

Net cash used in investing activities totaled approximately $0.4 million for both the three months ended September 30, 2005 and 2004, and approximately $3.9 million and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively.

Net cash provided by financing activities in the three months ended September 30, 2005 and 2004 were approximately $3.0 million and $0.4 million, respectively, and approximately $3.3 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively. In the third quarter of 2005, cash was primarily provided by the sale of $2.7 million of our common shares in August 2005. Additional contribution came from the exercise of employee stock options. In 2004, cash was provided primarily from the exercise of employee stock options and warrants.

We expect to meet our cash needs and fund our working capital requirements with our existing cash balances and from certain additional sources. Those sources include proceeds of approximately $2.0 million that we received from the sale of 571,431 of our common shares on October 12, 2005, as more fully described in
Note 12 of our condensed consolidated financial statements. Other anticipated sources are cash payments from our customers, the exercises of stock options and warrants, and additional sales of our common shares. We also have approximately $0.7 million available under revolving credit facilities that we established in September and October 2005 in South Korea. There can be no assurances with respect to these potential sources. We believe that our current cash and cash equivalents as of September 30, 2005, combined with the proceeds from the October 2005 Private Placement and available draw downs on South Korean credit facilities will be sufficient to meet our capital and liquidity requirements for our operations through December 31, 2005.

RESULTS OF OPERATIONS

Three months ended September 30, 2005 and 2004

Revenue. We recognized revenue of approximately $58,000 and $268,000 during the third quarter 2005 and 2004, respectively. The third quarter 2005 revenue was derived primarily from sales of LCoS Sets to LG Electronics in order to reach the specifications required to fulfill our agreement with LG Electronics. During the same period for 2004, we recognized sales of our LCoS Sets to our Chinese customers, of which a portion was later written off as uncollectible.

The following table summarizes our sales revenue by product for the third quarter 2005 and 2004.

                                                 2005    2004
                                                 ----    ----
  LCoS (T-3) sets                                 67%      -%
  LCoS (T-1) sets                                  -%     97%
  Light engine display units                       -%      3%
  Other (primarily supporting electronics)        33%      -%
                                                 ----    ----
  Total                                          100%    100%
                                                 ====    ====

Revenue from one customer, LG Electronics, accounted for 61% of our total revenue for the three months ended September 30, 2005. The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost expected revenue in a timely manner could harm our sales or results of operations. Of our sales during the third quarter 2004, 98% were related to a former customer in China.

Cost of revenue. Cost of revenue was approximately $57,000 and $125,000 in the three months ended September 30, 2005 and 2004, respectively. The change in cost of revenue is primarily due to the change in mix of items sold as well as number of units sold. The cost of revenue is higher relative to sales for the third quarter 2005 due to the sale of T-3 LCoS Sets. During the three months ended September 30, 2004, we had a higher volume of sales at a lower per unit price.

Gross margin. Gross margin was approximately $1,000 and $143,000 for the three months ended September 30, 2005 and 2004, respectively, a decrease of approximately $142,000. The decrease in gross margins for the three month period ended September 30, 2005 was primarily due to the higher costs of revenue relative to the fixed sales price of the LCoS sets per the LG Electronics agreement.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $1,657,000 and $1,432,000 during the three months ended September 30, 2005 and 2004, respectively, an increase of $225,000 or 16%. Contributing to the increase was approximately $188,000 of wages, office supplies and other general and administrative expenses related to our new South Korean facility. Additional increases included $43,000 for freight primarily related to shipments of equipment and supplies to our South Korean facility, and increased consulting costs of $57,000 related to the implementation of our new Navision software, the requirements of complying with the Sarbanes-Oxley Act of 2002 as well as design consulting relating to our LCoS product. Legal and audit fees increased by approximately $107,000 due to the various SEC filings related to a routine review of our Forms S-3, Form 10-K for the year ended December 31, 2004 and the Forms 10-Q for the quarters ended March 31 and June 30, 2005. These increases were partially offset by decreases in travel expense of approximately $60,000, decreases in salary and wages for administrative personnel of approximately $74,000 and by a reduction of general software and office supplies of approximately $30,000.

Stock-based compensation. Stock-based compensation was approximately $79,000 and $8,200 in the three months ended September 30, 2005 and 2004, respectively. The amounts incurred relate to common shares, stock options, and warrants issued. Expenses in the both quarters include the issuance of stock options to an employee in 2003 at an exercise price lower than the fair market value of the stock on the date of grant that are being expensed over the vesting period. Additionally, expenses in the third quarter of 2005 include the value of a warrant issued for sales services.

Research and development costs. Research and development costs were approximately $1,081,000 and $662,000 in the three months ended September 30, 2005 and 2004, respectively, an increase of $419,000 or 63%. During the third quarter of 2005, significant effort has been expended on developing the LCoS Sets to meet LG Electronics' new specifications and there has been a ramping up of the South Korean plant to prepare for commercial scale production.

Interest expense. Interest expense for the three months ended September 30, 2005 increased approximately $253,000 from $18,000 during third quarter 2004 to $271,000 for the third quarter 2005. This is due to the issuance of the $10 million of Senior Secured Convertible Notes in November 2004, which accrues interest at 10% annually.

Non-cash interest expense. Non-cash interest expense was approximately $631,000 and $188,000 for the three months ended September 30, 2005 and 2004, respectively. Non-cash interest expense relates to the beneficial price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our Chief Executive Officer and Director. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Also included in non-cash interest expense is the amortization of note discounts and note financing costs. The increase in the three months ended September 30, 2005 as compared to the same period in 2004 primarily related to the amortization of note discounts and note financing costs from the November 2004 Senior Secured Convertible Notes. Non-cash interest expense also includes an accrual for $234,000 relating to a potential registration rights payment in connection with the registration rights agreement entered into as part of the November 2004 Financing.

Nine months ended September 30, 2005 and 2004

Revenue. We recognized revenue of approximately $197,000 and $1,128,000 in the nine months ended September 30, 2005 and 2004, respectively. Revenue for the nine-month period in 2005 was from the sale of LCoS Sets and supporting electronics. Revenue in the same period of 2004 was primarily from the sale of display units. Our revenue for the first nine months of 2005 was lower than the comparable period in 2004 because LCoS Sets have a lower sales price than display units and because our sales strategy has changed, as more fully described under the heading "Business Strategy" above.

The following table summarizes our sales revenue by product for the nine months ended September 30, 2005 and 2004.

                                                        2005       2004
                                                        ----       ----
  LCoS (T-3) sets                                        74%         -%
  LCoS (T-1) sets                                         1%        45%
  Light engine display units                              5%        55%
  Other (primarily supporting electronics)               20%         -%
                                                        ----       ----
  Total                                                 100%       100%
                                                        ====       ====


Revenue from one customer, LG Electronics, accounted for 73% of our total revenue for the nine months ended September 30, 2005. The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost expected revenue in a timely manner could harm our sales or results of operations. Accounts receivable from this customer accounted for 82% of total accounts receivable as of September 30, 2005. Of customers accounting individually for more than 10% of our product revenues during the first nine months of 2004, one customer accounted for 51% of our revenues and the other 44%. Neither of these customers have purchased from us during 2005.

Cost of revenue. Cost of revenue was approximately $216,000 and $898,000 in the nine months ended September 30, 2005 and 2004, respectively. During the second quarter of 2005, the cost of revenue doubled per the revenue earned due to defective product. The return of these units was not anticipated, as there have been minimal returns of product in the past as a result of defectiveness. We have added a control to our manufacturing process to test for this particular failure prior to completion and shipment of products and therefore do not expect further occurrence. Cost of revenue in the first nine months of 2004 includes an adjustment to restate inventory at the lower of cost or market as our initial purchases were at a cost higher than we expected to recover from future sales. Additionally, cost of revenue was higher in 2004 due to higher volume of sales.

Gross margin. We earned a negative gross margin of approximately $19,000 for the first nine months of 2005 versus positive gross margin of $231,000 for the nine months ended September 30, 2004, a decrease of approximately $250,000. The decrease in gross margin for the first three quarters of 2005 was primarily due to the increase in costs related to the defective product mentioned above and the fixed sales price of the LCoS sets per the LG Electronics agreement.

Selling, general and administrative costs. Selling, general and administrative costs were approximately $5,139,000 and $3,917,000 during the nine months ended September 30, 2005 and 2004, respectively, an increase of $1,222,000 or 31%. Contributing to the increase was approximately $527,000 of wages, office supplies and other general and administrative expenses related to our new South Korean facility compared to approximately $47,000 during the first nine months of 2004. Other increases included $107,000 for freight primarily related to shipments of equipment and supplies to our South Korean facility, increased consulting costs of $245,000 related to the implementation of our new Navision software, the requirements of complying with the Sarbanes-Oxley Act of 2002 as well as design consulting relating to our LCoS product, and $317,000 of legal and audit fees due to the various SEC filings related to a routine review of our Forms S-3, Form 10-K for the year ended December 31, 2004 and the Forms 10-Q for the quarters ended March 31 and June 30, 2005. Rent increased by $72,000, auto expense increased by $56,000 and sales and administrative wages increased by $99,000. Partially offsetting these increases was a reduction in travel by the sales department by approximately $50,000, a reduction of recruiting expenses of $73,000 and by a reduction of general software and office supplies of approximately $58,000.

Stock-based compensation. Stock-based compensation was approximately $186,000 and $269,000 in the nine months ended September 30, 2005 and 2004, respectively. The amounts incurred relate to common shares, stock options, and warrants issued. Expenses in the first nine months of 2005 and 2004 include the issuance of stock options to an employee in 2003 at an exercise price lower than the fair market value of the stock on the date of grant that are being expensed over the vesting period. Remaining expenses in both 2005 and 2004 include the value of warrants issued for sales services.

Research and development costs. Research and development costs were approximately $2,740,000 and $1,914,000 in the nine months ended September 30, 2005 and 2004, respectively, an increase of $826,000 or 43%. During 2005, significant effort has been expended on developing the LCoS sets to meet LG Electronics' new specifications and there has been a ramping up of the South Korean plant to prepare for commercial scale production.

Interest expense. For the nine months ended September 30, 2005, interest expense totaled approximately $806,000, resulting in an approximate $752,000 increase over the same period in 2004. The increase was the result of interest on the November 2004 Senior Secured Convertible Notes.

Non-cash interest expense. Non-cash interest expense was approximately $1,187,000 and $563,000 for the nine months ended September 30, 2005 and 2004, respectively. Non-cash interest expense relates to the beneficial price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our Chief Executive Officer and Director. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Also included in non-cash interest expense is the amortization of note discounts and note financing costs. The increase in the nine months ended September 30, 2005 as compared to the same periods in 2004 primarily related to the amortization of note discounts and note financing costs from the November 2004 Senior Secured Convertible Notes. Non-cash interest expense also includes an accrual for $234,000 relating to a potential registration rights payment in connection with the registration rights agreement entered into as part of the November 2004 Financing.

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

We have incurred losses to date and have experienced cash shortages. For the nine months ended September 30, 2005, we incurred net losses of approximately $9.3 million. In addition, we had an accumulated deficit of approximately $77 million as of September 30, 2005. We expect additional losses as we continue spending for commercial scale production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

While we have obtained financing that we expect will be sufficient to fund our currently anticipated financial needs through December 2005, if we are unable to obtain further financing in the future or generate required working capital for future capital needs, our ability to operate could suffer or cease.

Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including further investments in research and development, equipment, facilities and production activities. Our financial condition and liquidity have been strongly assisted through: private sales of our common shares including $2.0 million that we received from the sale of 571,431 of our common shares on October 12, 2005, approximately $2.7 million received from the sale of our common shares under a "shelf" registration on August 5, 2005; the $10.0 million, less expenses, raised by us in the November 2004 Financing; the approximately $5.0 million raised from the sale in December 2003 of 1,000,000 of our common shares which were registered for sale by means of a "shelf" registration; and approximately $3.1 million raised through exercises of stock options and warrants through 2004 and the first nine months of 2005. We have no assurance that outstanding stock options and warrants will be exercised in the future. Taking into account our current financial condition and the October 2005 Private Placement we will still require additional financing to satisfy our increasing working capital requirements in the future. Reliance on private equity purchase agreements and public offerings and exercises of derivative securities to finance our future operations entails the additional risks of default by purchasers under such equity purchase agreements or our inability to sell publicly registered shares and an insufficient number of warrants being exercised owing to the prevailing market prices of our underlying common shares. In the event that we require additional financing in the future and we are unable to obtain further financing on satisfactory terms, or we are unable to generate sales sufficient to offset our costs, or if our costs of development and operations are greater than we anticipate, we may be unable to increase the size of our business at the rate desired or may be required to delay, reduce, or cease certain of our operations, any of which could materially harm our business and financial results.

The obligations arising from the November 2004 Financing restricts our future financing alternatives and may result in financial difficulties for us in the future.

The $10 million 2004 Senior Secured Convertible Notes issued pursuant to the November 2004 Financing bear a 10% rate of interest and are not prepayable, in whole or in part, prior to their maturity on November 30, 2007. Therefore, we do not have the ability to refinance the 2004 Senior Secured Convertible Notes with debt obligations bearing more favorable terms to us or out of the proceeds of an equity financing until their above-noted maturity date. However, after the first anniversary of the November 2004 Financing's closing, we have the right to force conversion of the 2004 Senior Secured Convertible Notes into our common shares in the event that our common shares trade at or above $14.58 (150% of the $9.72 conversion price of the 2004 Senior Secured Convertible Notes) for twenty consecutive trading days. Furthermore, the 2004 Senior Secured Convertible Notes are secured by virtually all of the assets of our Company, other than those located in South Korea, and it may therefore be difficult for us to obtain future debt financing; however, the terms of the November 2004 Financing allow us to subordinate the security interests of the 2004 Senior Secured Convertible Notes to a security interest given to a bank or other institution arising from accounts receivable, contractual rights, inventory or similar financing. If we default in meeting our obligations under the 2004 Senior Secured Convertible Notes, the indebtedness which they evidence will become immediately due and payable, and the holders of such 2004 Senior Secured Convertible Notes will be entitled to foreclose on our assets to the serious detriment of our future operations. As noted elsewhere in this 10-Q, the 2004 Senior Secured Convertible Notes are convertible into our common shares and the issuance of such shares (including any shares issued in payment of interest on such notes) may have a dilutive effect on the value of our outstanding common shares.

We are required to file a registration statement for resale of the shares issuable upon conversion of the 2004 Senior Secured Convertible Notes and have the registration statement declared effective no later than 120 days after December 21, 2004. Pursuant to our amended registration rights agreement with the noteholders, because the registration did not become effective by April 20, 2005, we are subject to the obligation to pay each noteholder cash equal to 1% of the purchase price of the notes (which equals an aggregate total amount of $100,000), and 1% for every 30 days thereafter until the registration becomes effective. However, each of the noteholders has agreed to waive its right to these payments in the event that the applicable registration statement is declared effective no later than July 29, 2005. On July 29, 2005 the SEC declared the registration statement effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. On August 23, 2005, we filed a post-effective amendment to our registration statement withdrawing exhibit 23.1, the consent of the independent registered accounting firm BDO Seidman, LLP. We advised the holders of our Senior Secured Convertible Notes that until the matter concerning the consent is resolved, no sales may be made using the prospectus which is the subject of the registration statement. Due to the filing of our post-effective amendment we may be required to pay each noteholder cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter, until the matter concerning the consent is resolved.

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

We currently have 10 full-time engineering and 8 full-time manufacturing personnel based in California working on microdisplays. We are currently actively hiring personnel for our manufacturing facility located in the Republic of Korea. We currently have 7 full-time engineering and 60 full-time manufacturing personnel based in the Republic of Korea and we expect to hire an additional 4 engineers and 21 manufacturing personnel by the end of 2005. This staffing creates significant operational and research and development costs that may not be recouped. Even if our current LCoS Sets become accepted and/or successful, we must continue to use, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays because of the rapid technological changes in our industry. As a result, we expect to continue incurring significant operational and research and development costs.

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

We commenced producing products in our principal manufacturing operations in the Republic of Korea during the third quarter of 2005 and our largest expected customer, LG Electronics, resides in the Republic of Korea. The Republic of Korea and North Korea are technically at war with each other, despite the mutually agreed upon existence of the Demilitarized Zone and the relative absence of physical conflict for several decades. Any escalation in the existing conflict between these countries or any commencement, or perceived commencement of a military conflict between the United States and North Korea, may limit our ability to effectively operate our manufacturing facility in the Republic of Korea and also may substantially limit our ability to sell products into the Republic of Korea because of the negative economic, physical or other destructive impact that such a conflict could have on our most important customer. Any such disruptions to our manufacturing operations and/or ability to consummate sales to a substantial customer could adversely affect the development of our business and our financial condition.

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

In the first nine months of 2005, a substantial percentage of our revenue was derived from LG Electronics. Based upon our agreement with LG Electronics, it is likely that a substantial percentage of our anticipated future revenues will be derived from LG Electronics as well. If we cannot diversify our customer base or derive increased revenues from our existing customer base through additional purchase orders and product deliveries, and therefore become primarily reliant on only one customer for a substantial percentage of our anticipated revenues, we will be vulnerable to a substantial decline in anticipated revenues if we lose LG Electronics as a customer for any reason or if LG Electronics were to otherwise reduce, delay or cancel its orders. Any such events could cause a material adverse effect on our business, operations and financial condition and the value of our common shares could decline substantially.

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

The total number of common shares included in the Amendment No. 6 to Form S-3 Registration Statement that we filed with the SEC on July 27, 2005 (Registration Number 333-122391), principally relating to the November 2004 Financing plus the 2,000,000 common shares included in the Amendment No. 4 to Form S-3 "Shelf" Registration Statement filed by us with the SEC on July 27, 2005 represents approximately 10% of the total number of our common shares that were issued and outstanding as of November 8, 2005. Sales of these shares, into the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future. On July 29, 2005 the SEC declared the registration statements effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. On August 5, 2005, we sold 500,000 of our common shares at $5.40 per share under our "shelf" registration, which became effective on July 29, 2005. As of the date of this filing, 1,500,000 of our common shares included in our currently effective "shelf" registration statement have not been sold. On August 23, 2005, we filed a post-effective amendment to our "shelf" registration statement withdrawing exhibit 23.1, the consent of the independent registered accounting firm BDO Seidman, LLP. We stated in the post-effective amendment that we would not make any future sales from the "shelf" registration statement until the matter involving the consent has been resolved.

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

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash accounts. We invest excess cash and cash equivalents in a checking account or money market account with reputable banks both in the United States and the Republic of Korea. Our cash accounts in the United States are not FDIC or otherwise insured, to the extent that the accounts exceed $100,000; and our cash accounts in the Republic of Korea are not insured. As of September 30, 2005, our cash and cash equivalents totaled approximately $720,000.

Foreign Currency Risk. We are exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiary into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiary's financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income or loss. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. During the third quarter of 2005, the foreign currency transaction gains, realized and unrealized, were not material.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2005, management of our Company, under the supervision of our principal executive officer (CEO), evaluated (the Controls Evaluation) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Disclosure Controls), and whether any changes in the Company's internal control over financial reporting (Internal Controls), as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

Based on all of the material weaknesses related to our internal control over financial reporting, which are set forth below, and which were identified during the Controls Evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls

Due to the resignation of our permanent, full-time corporate controller in August 2005, we believe that our internal controls over financial reporting have diminished. We are seeking to address this matter as described below in this
Item 4.

Controls Evaluation

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005, and this assessment identified the following material weaknesses in the company's internal control over financial reporting.

      The material weaknesses identified were:

      o     Our corporate governance is deficient because:

            o We do not have a corporate governance or formal disclosure committee.

            o Our Audit Committee does not have a financial expert (as defined by SEC rules).

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

      o We do not currently have a chief financial officer or corporate controller to work with the chief executive officer and chief operating officer in overseeing and monitoring complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the financial statements.

      o We have inadequate controls and procedures to prevent the public filing with the SEC of third party exhibits without that third party's requisite authorization.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Each of the material weaknesses identified by management during the control evaluation for the periods ended December 31, 2004 and March 31 and June 30, 2005, was reported in Item 9A of our Form 10-K/A and Item 4 of our Forms 10Q/A, respectively, which were filed with the SEC on July 13, 2005, September 28, 2005 and October 24, 2005.

Management has taken the following steps to address the material weaknesses set forth in our Form 10K/A for the year ended December 31, 2004, our Form 10Q/A for the quarter ended March 31, 2005, our Form 10Q/A for the quarter ended June 30, 2005 and our Form 10-Q for the quarter ended September 30, 2005 referenced above:

         Fraud training program - We have implemented a procedure for the reporting of fraud to the Audit Committee of the Board of Directors. All of our employees have been trained on understanding what constitutes corporate fraud and the procedures for reporting corporate fraud. Our Audit Committee and management have established related procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the Audit Committee has established procedures that will provide a mechanism for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. These procedures were implemented during the third quarter of 2005.

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

         Our management believes that the actions described in the two immediately preceding paragraphs have fully and adequately addressed the material weakness "We do not have adequate controls over (1) the process for issuance of common shares to a company wholly-owned by the Company's chief executive officer; and (2) the safeguarding of its common shares held in connection with notes receivable." That material weakness was disclosed in our Form 10-K/A - Amendment No. 5 filed with the SEC on October 24, 2005.

         Chief Financial Officer (CFO) and Corporate Controller - During the second quarter of 2005, we hired a Corporate Controller, Assistant Vice President of Accounting and Finance, at which time we discontinued our search for a CFO based upon management's belief that because we had hired a highly qualified full-time corporate controller, such person obviated the need for us to hire a CFO. Subsequently, on August 23, 2005, our Corporate Controller resigned. We presently have a senior consultant working with our accounting department carrying out certain core functions of a Corporate Controller and we are actively seeking to hire a CFO and/or a Corporate Controller on full-time or part-time basis.

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

         The implementation of Navision in our California office was completed in July 2005 and our management anticipates that Navision in our offices in the Republic of Korea will become active by the end of the first quarter of 2006.

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

         Controls and procedures with respect to certain aspects of public filings with the SEC - The Audit Committee of our Board of Directors has commenced and has undertaken an independent review of the circumstances pertaining to the issue of the filing with the SEC of consents of our former independent registered public accounting firm, BDO Seidman LLP, without their requisite authorization, as described in the post-effective amendments on Form S-3 that we filed with the SEC on August 23, 2005 (Registration No.'s 333-122391 and 333-122392). As part of this review, the Audit Committee is investigating how and why unauthorized consents of BDO Seidman were filed in the final and penultimate amendments to these Form S-3 registration statements.

         The Audit Committee of our Board will be examining various alternative remedial measures to attempt to improve our internal controls to reasonably assure that issues such as the unauthorized filings of the BDO Seidman consents may be prevented in the future to the fullest extent practicable. After the Audit Committee completes the review referred to in the previous paragraph, we will review and seek to implement such remedial measures as will be recommended by the Audit Committee.

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

ITEM 5 Other Information.

In October 2005, we closed a $2.0 million private placement of our common shares and warrants to purchase our common shares with certain institutional investors. This transaction included the sale of 571,431 common shares at a purchase price of $3.50 per share and warrants to purchase 228,575 common shares with an exercise price of $5.00 per share exercisable within five years from the date of issuance. We received $2.0 million in proceeds from this transaction, which has been and will be used for working capital and other general corporate purposes. We did not use a placement agent in this transaction. Three of the institutional purchasers in this transaction were investors in our November 2004 private placement of our senior secured convertible notes.

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

        4.2   Bylaws*

        31.1  Rule 13a-14(a)/15d-14(a) Certification of Robert A. Olins

        32.1 Certification of Robert A. Olins Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)   Report on Form 8-K:

              The Company filed five reports on Form 8-K during the quarter ended September 30, 2004. Information regarding the items reported is as follows:

              Date Filed                Item Reported On
              ----------                ----------------

              July 8, 2005        Item 1.01     Entry into a Material Definitive
                                                Agreement.

              July 14, 2005       Item 2.03     Creation of a Direct Financial
                                                Obligation;
                                                            and
                                  Item 3.02     Unregistered Sales of Equity
                                                Securities.

              August 5, 2005      Item 5.02     Appointment of Principal
                                                Officers.

              August 29, 2005     Item 5.02(b)  Departure of Principal Officers.

              September 22, 2005  Item 8.01.    Other Events.




*Previously filed.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Date:            November 9, 2005
                                  --------------------------------------

                             SpatiaLight, Inc.



                             By:      /s/ ROBERT A. OLINS
                                  ----------------------------------------------
                                   Robert A. Olins
                                   Chief Executive Officer and
                                   Principal Financial and Accounting Officer