Form 10-Q/A
period 2005-09-30
SPATIALIGHT INC
filed 2005-12-06
CIK 881468

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

Explanatory Note:

This Amendment on Form 10Q/A is being filed solely for the purpose of clarifying our disclosure in Part I. Financial Information, Item 4. Controls and Procedures that Robert A. Olins supervised the evaluation of our Disclosure Controls and Procedures in his capacities as both our principal executive and financial officer.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2005, management of our Company, under the supervision of Robert A. Olins, our principal executive and financial officer (CEO), evaluated (the Controls Evaluation) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Disclosure Controls), and whether any changes in the Company's internal control over financial reporting (Internal Controls), as such term is defined in Rule 13a-15(f) under the Exchange Act, during the most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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



                             Date:            December 6, 2005
                                  --------------------------------------

                             SpatiaLight, Inc.



                             By:      /s/ ROBERT A. OLINS
                                  ----------------------------------------------
                                   Robert A. Olins
                                   Chief Executive Officer and
                                   Principal Financial and Accounting Officer