Form 10-K/A
period 2004-12-31
SPATIALIGHT INC
filed 2005-12-29
CIK 881468

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 6

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

      As of December 23, 2005, registrant had 37,279,944 common shares outstanding.

Explanatory Note: This Amendment No. 6 to Form 10-K is being filed solely for the purpose of refiling Exhibit 10.5, LCOS Supply Agreement, dates as of July 1, 2004, between SpatiaLight, Inc. and LG Electronics Inc. to include an exhibit to that agreement.

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

      The $10,000,000 2004 Senior Secured Convertible Notes issued pursuant to the November 2004 Financing bear a 10% rate of interest and are not prepayable, in whole or in part, prior to their maturity on November 30, 2007. Therefore, we do not have the ability to refinance the 2004 Senior Secured Convertible Notes with debt obligations bearing more favorable terms to us or out of the proceeds of an equity financing until their above-noted maturity date. However, after the first anniversary of the November 2004 Financing's closing, we have the right to force conversion of the 2004 Senior Secured Convertible Notes into our common shares in the event that our common shares trade at or above $14.58 (150% of the $9.72 conversion price of the 2004 Senior Secured Convertible Notes) for twenty consecutive trading days. Furthermore, the 2004 Senior Secured Convertible Notes are secured by virtually all of the assets of our Company, other than those located in Korea, and it may therefore be difficult for us to obtain future debt financing; however, the terms of the November 2004 Financing allow us to subordinate the security interests of the 2004 Senior Secured Convertible Notes to a security interest given to a bank or other institution arising from accounts receivable, contractual rights, inventory or similar financing. If we default in meeting our obligations under the 2004 Senior Secured Convertible Notes, the indebtedness which they evidence will become immediately due and payable, and the holders of such 2004 Senior Secured Convertible Notes will be entitled to foreclose on our assets to the serious detriment of our future operations. As noted elsewhere in this 10-K/A, the 2004 Senior Secured Convertible Notes are convertible into our common shares and the issuance of such shares (including any shares issued in payment of interest on such Notes) may have a dilutive effect on the value of our outstanding common shares.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SpatiaLight, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 except as to the sixth paragraph, which is as of October 17, 2005, expressed an adverse opinion thereon.


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

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated October 17, 2005 on those financial statements.

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


/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 2, 2005, except as to the sixth paragraph, which is dated Oct. 17, 2005


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

2.    Exhibits

Exhibit #                            Description
---------                            -----------

3.1 Certificate of Incorporation, as amended (Amendments to document filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed November 18, 1999).
3.2 Bylaws (incorporated by reference to Exhibit B to the Company's Form 8-K filed February 7, 1995).
10.1              1999 Stock Option Plan (incorporated by reference to Exhibit
                  10.4 to the Company's Amendment No. 1 to Form S-3 Registration Statement filed on November 18, 1999).
10.2              Employment Agreement between the Company and Theodore H.
                  Banzhaf dated July 7, 2003 (incorporated by reference to
                  Exhibit 10.3 to the Company's Form 10Q filed on August 18,
                  2003).
10.3 Time Accelerated Restricted Stock Award Plan (TARSAP) between SpatiaLight, Inc. and Theodore Banzhaf, dated as of July 7, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Form 10Q/A filed on February 13, 2004).
10.4 Amendment to Lease Agreement between the Company and Hamilton Marin, LLC, dated May 17, 2002 (Lease Agreement filed as exhibit 10.18 in Form 10-QSB filed on August 14, 2002).
10.5 LCoS Supply Agreement dated as of July 1, 2004, between SpatiaLight, Inc. and LG Electronics Inc.
14.1              Code of Business Conduct and Ethics+
16.1 Letter from KPMG LLP pursuant to Item 304(a)(3) of Regulation S-B (incorporated by reference to Exhibit 1 of the Company's Form 8-K filed April 9, 2001).
21.1              Principal subsidiaries of the Company.
23.1              Consent of Odenberg, Ullakko, Muranishi & Co. LLP.
31.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Previously filed

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of December 2005.

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