Form 10-K
period 2005-12-31
SPATIALIGHT INC
filed 2006-03-16
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2005.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from          to

Commission File Number: 000-19828

SPATIALIGHT, INC.
(Exact name of registrant as specified in its Charter)

New York (State or other jurisdiction of incorporation or organization)	16-1363082 (I.R.S. Employer Identification No.)

Five Hamilton Landing, Suite 100, Novato, California 94949
(Address of principal executive offices)         (zip code)

(415) 883-1693
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:            Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                       ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐ No ☒

The aggregate market value for the registrant’s voting shares held by non-affiliates of the registrant, based upon the $2.28 per share closing sale price of the common shares on March 10, 2006, as reported on the Nasdaq SmallCap Market, was approximately $65,694,534. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons are deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2006, registrant had 38,692,500 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPATIALIGHT, INC.
FORM 10-K ANNUAL REPORT

PART I

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties, including, but not limited to, those discussed herein which are specific to the Company’s business, and in particular, those contained in “Item 1A - “Risk Factors,“ that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events and thus you should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

Business with LG Electronics, Inc.

In July 2004, we entered into an agreement with LG Electronics, providing for us to sell a specially tailored version of our T-3 LCoS Sets to LG Electronics. (See “Technology and Products under Development” for a description of our products). For a more detailed discussion of our business with LG Electronics, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In August 2005, we received a firm purchase order from LG Electronics for its purchase from us of an aggregate minimum quantity of 9,300 LCoS Sets for the period July through December 2005. In October 2005, we publicly announced that we had received the formal written qualification letter from LG Electronics stating that we have met certain agreed upon technical specifications (which had been the subject of prior informal approval in July 2005). We later agreed with LG Electronics to move the initial six-month delivery period to November 2005 through April 2006. We subsequently agreed with LG Electronics, through a series of communications, that the initial purchase order for 9,300 LCoS Sets may be filled over a period of time that will extend beyond April 2006. We currently expect that the initial order for 9,300 LCoS Sets will be filled during the summer of 2006. This revised schedule has been based primarily upon changing expectations about our production output capacity and will allow us to conduct a focused ramp up of our LCoS Set production at our manufacturing facility in South Korea.

In November and December 2005, we delivered a limited quantity of production LCoS Sets to LG Electronics based upon a revised delivery schedule. Our delivery ramp up has been slower than expected due to LG Electronics’ product specification changes and certain difficulties in ramping up our manufacturing volumes. See Item 7 “Management’s Discussion and Analysis” for more discussion of these problems. The potential negative impact upon our results of operations that could be caused by difficulties in manufacturing our LCoS Sets are described under Risk Factors in Item 1A.

In 2005, a substantial percentage of our product deliveries, which were in small quantities, were made to LG Electronics. Based upon our agreement with LG Electronics, we believe it is likely that a substantial percentage of our anticipated future product deliveries in the first half of 2006 will be made to LG Electronics as well. The loss of LG Electronics as a customer or any further delays in our delivery schedule to LG Electronics could significantly harm our future sales and results of operations; and our substantial dependence on one customer is subject to risks set forth under Risk Factors in Item 1A.

Business in Taiwan and China

To date, we have delivered limited quantities of our T-3 LCoS Sets to our Taiwanese customer, ThinTek Optronics Corp. The majority of these sales occurred in 2005. To date, ThinTek has ordered quantities sufficient for pilot programs and sample products, but not enough to enable them to launch mass production of LCoS high definition televisions.

We have delivered limited quantities of our microdisplay products to our Chinese customers. A substantial portion of these product deliveries occurred in 2004, with a smaller quantity delivered in 2005. The quantities of our products delivered to our Chinese customers are sufficient only for engineering testing and pilot program purposes. One of our original Chinese customers, Skyworth Display LTD. (Skyworth), has commenced sales of televisions utilizing our display units incorporating our T-1 LCoS Sets into the Chinese educational market. To date, however, our Chinese customers have not ordered quantities of our products that would enable them to launch commercial sales of LCoS high definition televisions.

For a more detailed discussion of our business in Taiwan and China, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Prospective Customers

We are currently developing working relationships with prospective customers, located primarily in Japan and other parts of the Pacific Rim region. While we have made progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot assure that we will receive any purchase orders binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under Risk Factors in Item 1A.

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

We are currently offering one core product to our customers and prospective customers who are located primarily in Asia. The featured product is our LCoS Set, which is comprised of three of our proprietary SpatiaLight imagEngine™ LCoS microdisplays.

We currently are focused on manufacturing one model of our LCoS Sets, the T-3 LCoS Set model which has a 1920 pixels by 1080 pixels configuration. We have previously manufactured and continue to have in inventory our T-1 LCoS Set model which has a 1280 pixels by 960 pixels configuration. Although we believe we can sell our T-1 LCoS Set model, we are exclusively focusing on manufacturing the T-3 model of our LCoS Sets because we believe that the market demand for that higher resolution product will be significantly greater.

The following table summarizes our sales revenue percentage by product for the past three years

	2005	2004	2003
LCoS (T-3) sets	77%	5%	—%
LCoS (T-1) sets	4%	42%	27%
Light engine display units	1%	51%	73%
Other (primarily supporting electronics)	18%	2%	—%
Total	100%	100%	100%

The image on a microdisplay can be projected onto a screen or other surface for individual or group viewing or used in a portable application that is viewed through a magnifying device similar to a viewfinder. Potential microdisplay applications include:

•  large-screen rear-projection television systems, in both high definition television format and standard television formats;
•  large-screen rear-projection computer monitors in a variety of resolutions;
•  video projectors for applications such as presentations;
•  head-mounted displays which are used for virtual reality systems, defense, aerospace and gaming applications; and
•  other potential applications such as point of purchase displays, optical computing and data storage.

Our technology uses liquid crystals and silicon chips. An advantage of these materials is that processes for working with them are already known and they may be produced more quickly than competing technologies that offer comparable quality. By using existing manufacturing processes at our manufacturing facility in South Korea, which commenced producing products for commercial sale in limited quantities in the second quarter of 2005, we believe we will be able to obtain economies of scale.

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

Marketing, Sales and Distribution

Application and Markets

We are currently working with a number of OEM customers and prospective customers, located primarily in South Korea, Japan, Taiwan and China, to use our microdisplay products in their high definition television end product applications. We do not believe that designing, selling and distributing end products for these diverse markets is in our own best interests. In high volume applications, we currently are and expect to continue custom designing our microdisplay products to fit a specific manufacturer’s need for a specific product. Our LCoS Sets can be incorporated into a wide variety of products such as high definition televisions, rear-projection computer monitors, video projectors and head mounted displays.

Our current strategy is to focus our resources and expertise on original equipment design (OED) of LCoS Sets and to work closely with high definition television OEMs and light engine OEMs to market end products utilizing our microdisplays. We are therefore dependent upon these OEMs for the manufacturing, marketing and selling of end products.

Segment and geographical information

For the year ended December 31, 2005, 73% and 12% of our revenue was derived from LG Electronics, located in South Korea and Thintek Optronics Corp, located in Taiwan, respectively. These two customers made up 84% of our outstanding accounts receivable balance at December 31, 2005. The remaining 15% of revenue in 2005 was derived from the sales of our LCoS Sets and related components to customers located in Hong Kong, China and the United States. For the year ended December 31, 2004, 47% and 43% of our revenue was derived from Skyworth TV Holdings, LTD. and Shanghai China Display Co., LTD, both located in China. These two customers made up 90% of our outstanding accounts receivable balance at December 31, 2004. The remaining 10% of revenue in 2004 was derived from the sales of our LCoS Sets and related components to customers located in Hong Kong, Taiwan and South Korea. For the year ended December 31, 2003, 51% and 31% of our revenue was derived from Skyworth, and China Display, both located in China. The remaining 18% of revenue in 2003 was derived from the sales of our LCoS Sets and related components to customers located in China and Hong Kong.

Manufacturing and Supply

Through the end of 2005, we manufactured our LCoS Sets in limited commercial quantities at our facilities in South Korea and California. Early in 2006, we moved all of our manufacturing operations to our facility in South Korea and transitioned the California facility to research and development and special project operations. Internal manufacturing is subject to certain risks described under Risk Factors in Item 1A.

In September 2004, we entered into a fifty year term lease with the Gyeongnam provincial government for 8.3 acres of undeveloped land in Jinsa, Gyeongnam province in South Korea. We leased the land for the purpose of constructing a state-of-the-art manufacturing facility with the anticipated capacity to meet mass production-scale demand from our customers and prospective customers. We have received a 100% land lease payment exemption because the land has been designated a “free economic zone” by the South Korean national government and the South Korean government also certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our “high technology” certification.

We completed construction of our South Korean manufacturing facility in January 2005. The South Korean facility has commenced to serve as our central commercial manufacturing base. The facility began producing products for commercial sale in limited quantities in the second quarter of 2005. The facility is designed with the capacity, on full employment, to produce up to 28,000 LCoS Sets per month. The facility has been specially designed for expansion to a capacity of 120,000 LCoS Sets per month in several expansion phases. We believe that the facility can be expanded in an efficient manner in the event that such expansion becomes necessary based upon increased or perceived increased demand for our products from our customers. Our entire manufacturing operations are now conducted at our facility in South Korea. We have recently experienced certain problems in manufacturing our LCoS Sets. See Item 7 for a more detailed discussion of those problems. We recently transferred certain specific portions of our manufacturing process from California to our facility in South Korea so that the entire manufacturing operation now occurs in South Korea. The transfer of those specific portions of the process caused a delay in manufacturing operations while production equipment was physically transferred from California to South Korea and South Korean employees were trained to use that equipment. However, we believe that having manufacturing take place in one location will allow us to maintain a higher level of quality controls over LCoS Set production, which we expect will increase our long-term manufacturing yields and improve our ability to produce sufficient quantities of LCoS Sets to meet future quantity demands from LG Electronics and other customers and prospective customers. The potential negative impact upon our results of operations that could be caused by continued or additional difficulties in manufacturing our LCoS Sets are described under Risk Factors in Item 1A.

We continued to install manufacturing and related equipment in the South Korean facility and we actively hired personnel throughout 2005. We are currently training our operators and supervisors in key processes and equipment familiarization. We believe that this is making our overall production transition more efficient and reducing the chances of our incurring more unexpected delays in our manufacturing process. The process is now substantially complete for the initial production ramp up. We will continue to hire and train employees as manufacturing volumes increase, although we cannot provide any assurances of increases in manufacturing volumes.

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

We currently obtain silicon backplanes, a vital component in our LCoS Sets, from Taiwan Semiconductor Manufacturing Company, located in Taiwan. We are working to qualify a second supply source for our silicon backplanes. Historically, the supply of silicon backplanes from suppliers fluctuates and we may be subject to problems of availability, although we have not experienced any such problems to date.

Other key components include coated glass and flex circuitry. We currently obtain glass from Unaxis Optics, located in Liechtenstein. Our flex circuits are obtained from multiple sources located in Asia and the United States. We are subject to some supply fluctuations and there may be availability problems that arise. In all cases, we are attempting to find and qualify additional supply sources to mitigate supply risk, but this process is not complete.

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

Competition

Microdisplays are a subset of the display market (including television and video display). This display market subset consists of (1) reflective microdisplays produced on silicon backplanes, (2) transmissive microdisplays and (3) emissive microdisplays. Companies competing in the reflective microdisplay market include Sony, JVC, Aurora, Syntax-Brillian, and eLCOS. These companies are all producing different forms of a liquid crystal display on a silicon backplane. Sony and JVC have high definition televisions incorporating the LCoS technology in the consumer market. A major competitor in the reflective microdisplay market, although not using liquid crystals in the display, is Texas Instruments, which is producing a micro-mechanical structure of moving mirrors on a silicon backplane, a technology known as digital light processing, or DLP. Texas Instruments has had significant success selling its DLP products to its customers in the rear projection television market and the business front projector market.

Rapid and significant technological advances have characterized the microdisplay market. There can be no assurance that we will be able to effect any such technological advances or that we will have sufficient funds to invest in new technologies, products or processes. Although we believe that our displays have specifications and capabilities, which equal or exceed that of commercially available LCD, cathode ray tube (CRT) and DLP based display products, the manufacturers of these products may develop further improvements of their existing technology that would eliminate or diminish our anticipated advantage. In addition, numerous competitors have substantially greater financial, technical, marketing, distribution and other resources than we have. We may also face an aggressive, well-financed competitive response that may include misappropriation of our intellectual property or predatory pricing.

Patents and Intellectual Property

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technologies. We currently have five U.S. patents and we have other U.S. and international patent applications pending. The scope of the issued patents includes physical structure design of the metal layers used for light blocking in the silicon die (or backplane), several silicon die (or backplane) circuitry designs, and a dual panel system design. The applications are in the area of light engine level system enhancements and drive circuitry concepts. Our currently issued patents will all expire between 2011 and 2017. There can be no assurance respecting the degree of protection offered by these patents or as to the likelihood that pending patents will be issued. Our competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products or intentionally infringe upon our patents. We may undertake to expand our intellectual property portfolio by continuing to file new patent applications and/or by purchasing or licensing existing patents currently owned by other companies.

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

Research and Development

We incurred research and development expenses of approximately $3,586,000 in 2005, $2,306,000 in 2004 and $2,681,000 in 2003. Research and development expenses are those costs incurred for personnel and experimental materials for the design and development of new products. We believe that the development of new products will be required to allow us to compete effectively and to achieve greater revenues than we have derived to date. As of December 31, 2005, we had nine employees in the U.S. whose significant duties included research and development. We intend to continue our product development programs, focusing on increasing the display specifications including resolution, color and manufacturing processes. We believe that such developments will be required to exploit future markets.

Employees

As of December 31, 2005, we had thirty-one full-time employees and one part-time accounting contractor located in California. Full-time employment is divided among three functional areas with nine in research and development, eight in manufacturing and fourteen in management/finance/administration. As of December 31, 2005, we had eight full-time employees classified as management/finance/administration in South Korea. We have nine engineers and seventy-four employees classified as manufacturing in South Korea. We consider our relations with our employees to be good.

Available Information

We make available on our website www.spatialight.com under “Investors” - “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file with or furnish such material to the SEC.

We have adopted a Code of Business Conduct and Ethics and a written charter for our Audit Committee. All employees and members of our Board of Directors including the Chief Executive Officer, who is also the Principal Financial and Accounting Officer, are expected to adhere to the principles and procedures set forth in the Code of Business Conduct and Ethics that apply to them. Each of the foregoing are available on our website at www.spatialight.com and in print to any shareholder who requests it, in writing to the Corporate Secretary, SpatiaLight, Inc., Five Hamilton Landing, Suite 100, Novato, California 94949. In accordance with the SEC rules, we intend to disclose any amendment (other than technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Business Conduct and Ethics on our website within four business days following such amendment or waiver.

Item 1A. Risk Factors

We are confronted by serious liquidity concerns.

As of the date hereof, we have limited financial resources. Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments essential to our ability to operate profitably, including further investments in research and development, equipment, facilities and production activities. Taking into account our current financial condition, we will require significant additional financing to satisfy our increasing working capital requirements in 2006.

Our financial condition and liquidity have been strongly assisted through private sales of our common shares (both registered and unregistered), convertible note financing, and the payment of exercise prices on our warrants and options. We have no assurance that outstanding stock options and warrants will be exercised in the future. Reliance on private equity purchase agreements and public offerings and exercises of derivative securities to finance our future operations entails the additional risks of our inability to sell our common shares or other securities and an insufficient number of warrants being exercised owing to the prevailing market prices of our underlying common shares. In the event that we are unable to obtain further financing on satisfactory terms, or at all, or we are unable to generate sales sufficient to offset our costs, or if our costs of development and operations are greater than we anticipate, we may be unable to increase the size of our business at the rate desired or may be required to delay, reduce, or cease certain or all of our operations, any of which could materially harm our business and financial results.

Certain of the holders of the Senior Secured Convertible Notes issued by us in November 2004 have made claims of default.

As previously disclosed in our Current Report on Form 8-K, filed December 19, 2005, holders of $9,000,000 principal amount of our Senior Secured Convertible Notes have alleged that we have defaulted in the payment of the installment of interest due November 30, 2005 on these Notes. In addition, one of these holders, who holds $4,500,000 principal amount of the Senior Secured Convertible Notes, has alleged that we have defaulted in our failure to maintain the effectiveness of registration statement on Form S-3 pertaining to the Senior Secured Convertible Notes (Registration No. 333-122391) in such manner as to permit such holder to sell its shares pursuant to that registration statement. That holder of $4,500,000 principal amount of the Senior Secured Convertible Notes, as previously disclosed in our Current Report on Form 8-K, filed February 14, 2006, has also alleged that we have defaulted under the terms of the Senior Convertible Notes by entering into certain types of debt financing transactions. As a consequence of these alleged defaults, these holders have demanded the immediate redemption of the principal amount of their Senior Secured Convertible Notes plus a redemption premium of $675,000 to each of them. We do not believe that we have defaulted in the payment of interest on the Senior Secured Convertible Notes, and we believe that the registration statement has remained effective, that we have not entered into any debt financing transactions that would constitute a breach or failure in any material respect, and that we are otherwise in compliance with the relevant provisions of the Senior Secured Convertible Notes. At this date, we cannot predict what actions, if any, will be undertaken by any of the holders of the Senior Secured Convertible Notes, but we will contest any adverse actions as we do not believe that we have committed any defaults under the terms of the Senior Secured Convertible Notes.

We are currently manufacturing and shipping our LCoS Sets in limited commercial quantities, but difficulties in manufacturing our products in larger quantities will make it difficult to meet customer demands and our operating results could be significantly harmed by such difficulties.

We have recently experienced difficulties in manufacturing our LCoS Sets principally due to problems that we have experienced in certain specific portions of our manufacturing process, which, until January 2006, were being carried out in our production facility in California. We have relocated these portions of our manufacturing process to our production facility in South Korea, where we have highly qualified personnel and a new facility designed to our specifications. See “Status of Business with LG Electronics, Inc.” contained in Item 7 for a more detailed discussion of manufacturing difficulties that we have experienced. Furthermore, by having manufacturing take place in one location, we expect to be able to maintain a higher level of quality controls over our LCoS Set production. However, because the manufacture of our LCoS Sets involves highly complex processes and technical problems may continue to arise as we manufacture our LCoS Sets, we cannot assure satisfactory manufacturing yields or that we will be able to adequately ramp up volume production of our LCoS Sets. Current purchase orders, including our agreement with LG Electronics, and anticipated future purchase orders, which we cannot assure, will require us to produce greater quantities of our LCoS Sets than we have produced in the past. If future manufacturing yields do not improve or if we incur unanticipated future problems in production of our LCoS Sets, it will significantly harm our business and operating results because we will have already incurred the costs for the materials used in the LCoS Set manufacturing process as well as the costs of operating our South Korean manufacturing facility. Unanticipated further problems in manufacturing our LCoS Sets could also cause production delays that could lead our current and prospective customers to seek other sources, which would negatively impact our operating results.

In addition, the complexity of our manufacturing processes will increase as the sophistication of our LCoS Sets increases, and such complexities may lend to similar difficulties that could harm our business and operating results. Although we believe that we will be able to mass produce our LCoS Sets, other companies, including some with substantially greater resources than us, have found great difficulty or failed to do so. We do not have reliable information about why other companies have failed to manufacture similar liquid crystal microdisplays and can therefore make no assurances that we will not encounter similar problems.

We currently obtain silicon backplanes, a vital component in our microdisplays, from the Far East. Some Asian countries are subject to earthquakes, typhoons or political instability. Unless we obtain an alternative source, any disruption or termination of our silicon manufacturing source's operation in Taiwan or air transportation with the Far East could significantly harm our operations.

Our LCoS Sets are assembled by combining the silicon backplanes with electronic components. The design and manufacture of LCoS Sets are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, variations in temperature and humidity, impurities in the materials used, and the performance of personnel and equipment. We have built and equipped a manufacturing plant in South Korea where we currently manufacture our LCoS Sets in limited quantities. We believe that these current arrangements provide us with strong quality controls and effectively protect our proprietary technology in our products, but the risks discussed above associated with the highly complex processes of manufacturing these liquid crystal microdisplays remain applicable.

Although we have commenced producing products in our manufacturing facility in South Korea, which serves as our principal facility for manufacturing our microdisplay products, we may encounter difficulties in conducting our manufacturing operations and difficulties in maintaining our quality controls over the manufacturing and production processes, any of which would be likely to cause significant harm to our business.

Our decision to locate our principal manufacturing operations in South Korea may cause us to encounter one or more potential problems that could harm our business. These potential problems could arise in connection with conducting our manufacturing operations at the facility in South Korea. As a result of cultural or language differences, problems may arise in the training of, or communications with, our employees, such as misunderstandings or the creation of inefficiencies in our operations. The geographic separation between our corporate offices in the United States and our principal manufacturing operation in South Korea could result in managerial or supervisory problems, which could lead to decreased quality controls and a subsequent material harm to our business.

We are largely dependent on one customer, LG Electronics, for our future revenues, and failure to expand our customer base or receive additional orders from our existing customer base will make us vulnerable to substantial loss of potential revenues.

In 2005, most of our revenue was derived from LG Electronics. Based upon our agreement with LG Electronics, it is likely that a substantial percentage of our anticipated future revenues will be derived from LG Electronics as well. If we cannot diversify our customer base or derive increased revenues through additional purchase orders and product deliveries from customers other than LG Electronics, and therefore remain primarily reliant on only one customer for a substantial percentage of our revenues, we will be vulnerable to a substantial decline in anticipated revenues if we lose LG Electronics as a customer for any reason or if LG Electronics were to otherwise reduce, delay or cancel its orders. Any such events could cause a material adverse effect on our business, operations and financial condition and the value of our common shares could decline substantially.

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

We are the subject of an investigation by the staff of the SEC regarding the circumstances surrounding our filing of certain consents of the independent registered accounting firm BDO Seidman, LLP without requisite authorization.

We have been advised by the Staff of the SEC that it is conducting an investigation into the circumstances surrounding our filing of consents of the independent registered accounting firm BDO Seidman, LLP, without requisite authorization, which consents were filed as Exhibit 23.1 to amendments to our registration statements on Form S-3 (Nos. 333-122391 and 333-122392) filed with the SEC on July 27, 2005. The consents would have allowed us to incorporate by reference in each of the prospectuses constituting a part of the above-referenced registration statements our consolidated financial statements for the years ended December 31, 2002 and 2003. Our current independent registered accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP (OUM) has since provided us with a new report with respect to each of the three years ended December 31, 2004 and we were not requested to amend or restate the financial statements contained in our annual reports on Form 10-K for any of the three fiscal years ended December 31, 2004 in connection with the issuance of OUM's new report. We have been cooperating and intend to continue to cooperate with the SEC in connection with this matter. In addition, the audit committee of our board of directors has concluded a review and investigation of these matters. As of this date, we cannot determine whether we or our management will be adversely affected by this inquiry. See “Certain Developments” under Item 7 for further information concerning the factual circumstances underlying the SEC investigation and the audit committee investigation and report with respect to this matter.

We may be subject to lawsuits relating to our use of a registration statement that did not contain an authorized consent of BDO Seidman LLP.

As disclosed under “Certain Developments” under Item 7, we filed, as part of amendment numbers 5 and 6 to a registration statement (File No. 333-122391) registering shares for resale by certain selling shareholders (the “Financing Registration Statement”) and as part of amendment numbers 3 and 4 to a “shelf” registration statement (File No. 333-122392), an unauthorized consent of BDO Seidman to incorporate by reference their report on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003, respectively. Although we received the requisite authorized consents from BDO Seidman to the incorporation by reference of their report on the consolidated financial statements into these registration statements when initially filed and subsequent amendments thereto (and BDO Seidman has not withdrawn these subsequent consents), we did not receive the requisite authorization from BDO Seidman to file its consent as an exhibit to the penultimate and final amendments to the registration statement before it was declared effective. These amendments were filed with the SEC on July 27, 2005. Subsequently, our current independent registered public accountants, OUM, re-audited our consolidated financial statements for fiscal years 2003 and 2002. OUM has given its consent to incorporate by reference into the registration statement the financial statements for 2002 and 2003 and its report related to those financial statements.

Following the filing in July 2005 of amendment number 6 to the Financing Registration Statement and amendment number 4 to the “shelf” registration statement, which contained the unauthorized consents referred to above, the Staff of the SEC declared both of the registration statements effective. In August 2005, we filed post-effective amendments number 1 to both of these registration statements (those post-effective amendments were subsequently withdrawn and replaced by additional post-effective amendments), which disclosed the filing of the unauthorized consents.

Because both registration statements were used to sell common shares after the Staff of the SEC declared the registration statements effective, it is conceivable that there may be litigation against us or our officers or directors under Section 11 of the Securities Act. Although we do not believe that the filing of an invalid consent constitutes a materially misleading statement or an omission to disclose a material fact within the meaning of Section 11 of the Securities Act, a contrary determination could result in a liability for us.

At present, we are unable to ascertain the exact amount of damages, if any, to which we could potentially be subject under a Section 11 claim instituted by any persons who directly purchased shares pursuant to those registration statements. Furthermore, at this date, we cannot ascertain the amount of damages, if any, for which we could be liable for claims instituted by any subsequent purchasers who could trace the shares purchased by them to those registration statements. In August 2005, we sold 500,000 common shares to three institutional purchasers for $5.40 per share pursuant to the “shelf” registration statement referenced herein. Each of those investors has since represented to us in writing, in connection with a separate transaction, that they have disposed of all of those shares. One of those institutional investors has represented to us that it sold those shares at a sale price at or higher than its purchase price from us. We believe, based upon discussions with the other two investors, that they sold their shares at a sale price of not lower than $4.25 per share. Therefore, we believe that our maximum damages pursuant to Section 11 claims from direct purchasers, which we would fully contest, would be $385,250, or the difference between the two investors’ purchase price and lowest believed resale price, multiplied by the 335,000 shares that they purchased and then resold.

In addition to any damage claims, which may be material to our financial condition, any lawsuit alleging securities law violations could require us to expend significant financial and managerial resources. Any such lawsuit could also result in further volatility in the market price of our common shares. Nothing set forth in the foregoing statement constitutes an express or implied admission by us of any liability under Section 11 of the Securities Act or otherwise.

The obligations arising from our Senior Secured Convertible Notes restrict our future financing alternatives and may result in financial difficulties for us in the future.

The Senior Secured Convertible Notes issued in November 2004 bear a 10% rate of interest per annum and are not prepayable, in whole or in part, prior to their maturity on November 30, 2007. Therefore, we do not have the ability to refinance the 2004 Senior Secured Convertible Notes with debt obligations bearing more favorable terms to us or out of the proceeds of an equity financing until their maturity date. Although we do have the right to convert the Senior Secured Convertible Notes into our common shares in the event that our common shares trade at or above $14.58 (150% of the $9.72 conversion price of the Senior Secured Convertible Notes) for twenty consecutive trading days. The last sale price of our common shares on March 10, 2006, was $2.28 per share.

Furthermore, the Senior Secured Convertible Notes are secured by virtually all of our assets, other than those located in South Korea, and it may therefore be difficult for us to obtain future debt financing. However, the terms of the Senior Secured Convertible Notes allow us to subordinate these Notes to indebtedness to a bank or other institution where that indebtedness is secured by accounts receivable, contractual rights or inventory or similar financing.

If we default in meeting our obligations under the Senior Secured Convertible Notes, the indebtedness which they evidence may become immediately due and payable, and the holders of the Senior Secured Convertible Notes may be entitled to foreclose on any of our assets securing the notes. As noted earlier, certain of the holders of our Senior Secured Convertible Notes have alleged that we have defaulted in meeting our obligations and have demanded the immediate repayment of principal and liquidated damages. In the event these holders pursue their claims, and a court determines that we have defaulted in our obligations, we will have to seek financing from third parties to satisfy the holder’s claims. The Senior Secured Convertible Notes are convertible into our common shares and the issuance of such shares (including any shares issued in payment of interest on such notes) may have a dilutive effect on the value of our outstanding common shares.

We have a history of losses and may incur losses in the future and therefore cannot assure you that we will achieve profitability.

We have incurred losses to date and have experienced cash shortages. For the year ended December 31, 2005, we incurred net losses of approximately $14 million. In addition, we had an accumulated deficit of approximately $82 million as of December 31, 2005. We expect additional losses as we continue spending for commercial scale production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

We are subject to lengthy development periods and product acceptance cycles, which may significantly harm our business.

Our business model requires us to develop microdisplays that perform better than existing technologies, manufacture our LCoS Sets in bulk, and sell the resulting LCoS Sets to OEMs that will then incorporate them into their products. OEMs make the determination during their product development programs whether to incorporate our LCoS Sets and/or display units in their products. This requires us to invest significant amounts of time and capital in designing our LCoS Sets before we can be assured that we will generate any significant sales to our customers or even recover our investment. If we fail to recover our investment in the LCoS Sets, it could seriously harm our financial condition. In addition, the acceptance of new technologies developed by our competitors could limit the time period that our products may be demanded by our customers.

We incur substantial operational and research and development costs in connection with products and technologies that may not be successful.

We currently have 9 full-time engineering and 8 full-time manufacturing personnel based in California working on microdisplays. We currently have nine full-time engineering and 74 full-time manufacturing personnel based in South Korea. This staffing creates significant operational and research and development costs that may not be recouped. Even if our current LCoS Sets become accepted and/or successful, we must continue to employ and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays because of the rapid technological changes in our industry. As a result, we expect to continue incurring significant operational and research and development costs.

Geopolitical conditions or potential military conflicts between allies, the United States and South Korea, and North Korea may negatively impact our business.

We commenced producing products in our principal manufacturing operations in South Korea during the second quarter of 2005, and our largest customer, LG Electronics, resides in South Korea. South Korea and North Korea are technically at war with each other, despite the mutually agreed upon existence of the Demilitarized Zone and the relative absence of physical conflict for several decades. Any escalation in the existing conflict between these countries or any commencement, or perceived commencement of a military conflict between the United States and North Korea, may limit our ability to effectively operate our manufacturing facility in South Korea and also may substantially limit our ability to sell products into South Korea because of the negative economic, physical or other destructive impact that such a conflict could have on our most important customer. Any such disruptions to our manufacturing operations and/or ability to consummate sales to a substantial customer could adversely affect the development of our business and our financial condition.

If the high definition television market does not continue to develop and if other potential markets for our products do not materialize, then our business will likely be significantly harmed.

High definition television programming has only recently become available to consumers, and widespread market acceptance, although anticipated, is uncertain at this time. The market demand for high definition televisions is considered contingent upon widespread acceptance of high definition television programming. Our current sales and marketing efforts are focused on OEMs of high definition televisions and OEMs of light engines designed for incorporation into high definition televisions. Therefore, if the market for high definition televisions does not continue to grow and develop, then we will have significant difficulty selling our products, which will have a material adverse effect on our results of operations.

Various potential target markets for our products, including projectors, monitors, and portable microdisplays, are uncertain and may be slow to develop. In addition, companies in those markets could utilize competing technologies. For us to succeed in selling our products into these potential markets we must offer end-product manufacturers higher quality and less expensive microdisplay products than our competitors, and the manufacturers themselves will also have to develop commercially successful products using our products. In the event that we attempt to market and sell our products into these potential target markets, if we are not able to succeed in selling our products into these potential markets, then our results of operations and overall business may be negatively affected.

If our products do not become widely accepted by our customers or the end-users, our business could be significantly harmed.

Our LCoS Sets may not be accepted by a widespread market. Even if we successfully obtain customer orders, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

• superior technologies developed by our competitors;

• price considerations; and

• lack of anticipated or actual market demand for the products.

We cannot assure you that we will obtain additional purchase orders from our current or prospective customers, or, if we do, that such orders will generate significant revenues.

Even though in the past we have received purchase orders for our LCoS Sets and/or display units from LG Electronics and from certain Chinese and Taiwanese OEMs and may receive additional purchase orders from prospective customers, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change and product obsolescence. In addition, purchase orders received from our customers other than LG Electronics are for limited quantities of our products. Customers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. Therefore, despite the purchase orders received from current customers and other purchase orders that we may receive from prospective customers, we cannot assure you that these agreements will result in significant revenues to us.

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

Companies competing in the LCoS microdisplay market include Sony and JVC, although we presently believe that Sony has developed LCoS microdisplays for its own use and not for sale to other OEM's. A major competitor of ours in the reflective microdisplay market is Texas Instruments, which, rather than using liquid crystals in the display, is producing a micro-mechanical structure of moving mirrors on a silicon backplane, a technology known as digital light processing, or DLP. Texas Instruments has had significant success selling its DLP products to its customers in the business front projector market and the rear projection high definition television market. Some of our competitors, including Texas Instruments, Sony, and JVC, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution and other resources than we possess. As a result, they may be able to introduce new products and respond to customer requirements more quickly and effectively than we can.

Rapid and significant technological advances have characterized the microdisplay market. There can be no assurance that we will be able to effect any significant technological advances or that we will have sufficient funds to invest in new technologies or products or processes. Although we believe that our displays have specifications and capabilities, which equal or exceed that of commercially available LCD, cathode ray tube (CRT) and DLP based display products, the manufacturers of these products may develop further improvements of their existing technology that would eliminate or diminish our anticipated advantage. The acceptance of our LCoS Sets and/or display units will be dependent upon the pricing, quality, reliability and useful life of these products compared to competing technologies, as to which there can be no assurance.

Our competitive position also may suffer if one or more of our customers decide to design and manufacture their own microdisplay products, to contract with our competitors, or to use alternative technologies. In addition, customers in the television manufacturing industry typically develop a second source. Second source suppliers may win an increasing share of our customer's product demands.

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and manufacturing new display technologies;

•	our ability to address the needs of customers;

•	the quality, performance, reliability, features, ease of use, pricing, and diversity of our display products;

•	foreign currency fluctuations, which may cause a foreign competitor's products to be priced significantly lower than our displays;

•	the quality of our customer services;

•	the efficiency of our production sources; and

•	the rate at which customers incorporate our displays into their own products; and products or technologies introduced by our competitors.

Fluctuations in the exchange rate of the United States dollar and foreign currencies could have a material adverse effect on our financial performance and profitability.

A portion of our costs is denominated in foreign currencies, including the Korean Won and the Euro. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our costs of good sold and operating margins, and could result in exchange losses. We cannot fully predict the impact of future exchange rate fluctuations on our profitability. From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations, although we have not engaged in any such hedging activities to date. However, we cannot offer assurance that any hedging technique we may implement will be effective. If it is not effective, we may experience reduced operating margins.

Our operating results are subject to significant fluctuations.

Our results of operations have varied significantly from quarter-to-quarter in the past and are likely to vary significantly in the future, which makes it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors that cause our operating results to fluctuate include the following:

•	introductions of displays and market acceptance of new generations of displays;

•	timing of expenditures in anticipation of future orders;

•	changes in our cost structure;

•	availability of labor and components;

•	pricing and availability of competitive products and services;

•	the timing of orders;

•	the volume of orders relative to the capacity we can contract to produce;

•	evolution in the life cycles of customers' products; and

•	changes or anticipated changes in economic conditions.

The market price of our common shares is highly volatile.

The market price of our common shares has been highly volatile, reflecting among other things reported losses, receipts of additional financing and investors' perceptions about our business prospects. Some research has shown that similar volatility in other companies correlates with class action securities lawsuits although to date we have not been a defendant in any such lawsuit. The trading price of our common shares in the future could continue to be subject to wide fluctuations in response to various factors, including the following:

•	quarterly variations in our operating results;

•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

•	public announcements regarding our business developments;

•	changes in analysts' estimates of our financial performance;

•	sales of large numbers of our common shares by our shareholders;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices for many high-technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations and other factors may adversely affect the market price of our common shares.

By further increasing the number of our common shares that may be sold into the market, any future offerings of our common shares, or securities convertible into or exercisable for our common shares, could cause the market price of our common shares to decrease significantly, even if our business operations are performing well.

The total number of common shares included in the Post-Effective Amendment No. 6 to Form S-3 Registration Statement that we filed with the SEC on February 14, 2006 (Registration Number 333-122391), principally relating to the November 2004 Financing, the 1,500,000 common shares included in the Post-Effective Amendment No. 6 to Form S-3 “Shelf” Registration Statement filed by us with the SEC on February 14, 2006 (Registration Number 333-122392) and 800,007 common shares included the Form S-3 Registration Statement filed by us with the SEC on February 27, 2006 (Registration Number 333-132048), represents approximately 11.01% of the total number of our common shares that were issued and outstanding as of December 31, 2005. Sales of these shares into the public market, or the perception that future sales of these common shares could occur, might adversely affect the prevailing market price of our common shares in the near future. Furthermore, market perceptions regarding the likelihood that we will be required to issue and sell additional common shares in the near future to fund our ongoing operations, thereby diluting the ownership interests of current owners of our common shares, could have a material adverse effect on the market price of our common shares.

Our common shares may not be liquid.

Our common shares are currently traded on the NASDAQ SmallCap Market. Our shareholders may find that it is more difficult to sell our common shares than shares that are listed on The NASDAQ National Market or New York Stock Exchange. The trading volume of our common shares has historically been adversely affected by their limited marketability, but such volume has increased significantly in recent periods. Nevertheless, any substantial sales of our common shares may result in a material reduction in their market price, reflecting the volatility of the trading market for our common shares.

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

The material weaknesses identified by our management and our independent registered public accounting firm with respect to our material internal control systems, processes and procedures may have a materially negative impact on our business.

In accordance with the rules prescribed by the SEC and the Sarbanes-Oxley Act of 2002, we must periodically review and test our material internal control systems, processes and procedures to ensure compliance. During our preparation of our Form 10-K Annual Report for the year ended December 31, 2005, our management and our independent registered public accounting firm identified several material weaknesses in our internal controls over financial reporting. Although these material weaknesses did not result in a misstatement of our financial results, they relate closely to assuring the fulfillment of critical components of the financial reporting functions of our business. As of this date, the material weaknesses identified include the fact that our Company does not have a full-time chief financial officer. The Company does not currently have a chief financial officer to work with the chief executive officer and chief operating officer in overseeing and monitoring complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the financial statements, although we employ a part-time controller to assist in the performance of the foregoing functions. Furthermore, our Audit Committee does not have a member who is deemed a "financial expert" as defined by the rules promulgated by the SEC, although a member of our Audit Committee has the level of financial sophistication that the NASDAQ's rules require. Additionally, the Company does not have a corporate governance or disclosure committee, has inadequate controls and procedures over inventory, lacks information technology controls and procedures that would likely prevent unauthorized access to accounting and financial systems, does not have effective internal controls over financial reporting at our wholly owned subsidiary in South Korea, does not maintain formal accounting policies and procedures to allow the accounting function to adequately analyze transactions and determine correct accounting under GAAP, and does not have formal procedures to prevent the filing of registration statements with the SEC without the required accountant’s consent. We may therefore need to incur significant additional expenses to achieve compliance and we may incur other costs in connection with regulatory enforcement actions, any of which could negatively impact our business.

Political, economic and regulatory risks associated with international operations may limit our ability to do business abroad.

A substantial number of our customers, manufacturers and suppliers are located outside of the United States, principally in the Far East. Our international operations are subject to political and economic conditions abroad, and protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, any of which could adversely affect our ability to manufacture or sell displays in foreign markets and to purchase materials or equipment from foreign suppliers. Certain of our current purchase order agreements with customers are governed by foreign law and therefore are subject to uncertainty with regard to their enforceability.

We do not pay cash dividends.

We have never paid any cash dividends on our common shares and do not anticipate that we will pay cash dividends in the near future. Moreover, under the terms of the November 2004 Financing, we are prohibited from paying cash dividends while the Senior Secured Convertible Notes issued in the November 2004 Financing remain outstanding. Instead, we intend to apply any future earnings to the expansion and development of our business.

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Description of Property

Our headquarters are located at Five Hamilton Landing, Suite 100, Novato, California. Our premises, which were designed and built-out to our specifications, encompass our corporate offices, quality assurance and testing facilities and optics laboratories. The facility aggregates 14,000 square feet and the lease continues through August 2009. We also leased “clean room” space in California where we manufactured components of our LCoS Sets in limited quantities through the end of 2005. We will continue to lease a smaller amount of space at this same facility for research and development purposes. In September 2004, we entered into a fifty year term lease with the Gyeongnam provincial government for 8.3 acres of undeveloped land in Jinsa, Gyeongnam province in South Korea. We leased the land for the purpose of constructing a state-of-the-art manufacturing facility with the anticipated capacity to meet mass production-scale demand from our customers and prospective customers. We have received a 100% land lease payment exemption because the land has been designated a “free economic zone” by the South Korean national government and the South Korean government also certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our “high technology” certification. We completed construction of our South Korean manufacturing facility in January 2005. The South Korean facility (approximately 25,000 sq. feet) has commenced to serve as our central commercial manufacturing base. For a more detailed discussion of our South Korean manufacturing facility, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that our current facilities are adequate to fulfill our business commitments for the immediate foreseeable future.

Item 3. Legal Proceedings

We are not currently involved in any material legal proceedings. We are a party to routine claims and lawsuits from time to time in the ordinary course of business. While the outcome of such ordinary course proceedings cannot be predicted with certainty, we believe that the resolution of any future ordinary course matters individually or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations. However, we have received notices alleging events of default under the terms of the Senior Secured Convertible Notes (but for which we are not yet subject to legal proceedings) which we are contesting as more fully described under Item 7 - “Management’s Discussion and Analysis” and Note 3 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters

Trading in our common shares has been conducted on the Nasdaq SmallCap Market since May 24, 2000, under the symbol “HDTV.” Because we are traded on the SmallCap Market, our securities may be less liquid, receive less coverage by security analysts and news media and generate lower prices than might otherwise be obtained.

The following table sets forth, for the calendar quarters indicated, the range of high and low quotations for our common shares, as reported by Commodity Systems, Inc.

HDTV Common Shares

	Fiscal 2005
	High	Low

First Quarter	$9.15	$4.45
Second Quarter	6.98	4.45
Third Quarter	6.46	3.90
Fourth Quarter	4.77	3.11

	Fiscal 2004
	High	Low

First Quarter	$6.32	$3.69
Second Quarter	6.16	3.26
Third Quarter	6.50	4.38
Fourth Quarter	9.21	5.20

The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of March 10, 2006, there were approximately 479 holders of record of our common shares and the closing price per share was $2.28 as reported on the Nasdaq SmallCap Market. The common shares represent the only class of securities outstanding as of the date of this filing.

To date, we have not paid a dividend on our common shares. The payment of future dividends is subject to our earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant. Under the terms of the financing completed on November 30, 2004 (November 2004 Financing), which is more fully described under Item 7 “Overview,” we are prohibited from paying cash dividends while the 2004 Senior Secured Convertible Notes issued in the November 2004 Financing remain outstanding. It is therefore unlikely that dividends will be paid in the foreseeable future.

Sales of Unregistered Securities

In mid-January 2006, we issued and sold 1,300,000 of our common shares in a private placement to three institutional investors. The purchase price of the common shares was $2.62 per share. We received approximately $3.4 million in gross proceeds, before issuance costs, from the sale of these shares.

In October 2005, we closed a $2.0 million private placement of our common shares and warrants to purchase our common shares with certain institutional and other investors. This transaction included the sale of 571,431 common shares at a purchase price of $3.50 per share and warrants to purchase 228,576 common shares with an exercise price of $5.00 per share exercisable within five years from the date of issuance. We received $2.0 million in gross proceeds from this transaction.

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

All of the purchasers of our securities in the above-described securities transactions were “Accredited Investors” within the meaning of Rule 501 under Regulation D of the Securities Act of 1933, as amended (the 1933 Act) and, accordingly, all of these transactions were exempt from registration under the 1933 Act by reason of Section 4(2) thereof or Regulation D.

We have used proceeds from the above-described securities transactions to reduce our liabilities, for working capital purposes, to fund the construction and equipment for our new manufacturing facility in South Korea and for other general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options (Excluding Securities Reflectied in Column (a))	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity Compensation Plans (1999 Stock Option Plan) Approved by Security Holders	4,247,394		$3.65	806,666

Equity Compensation Plans (Outside the 1999 Stock Option Plan)	1,635,000	*	$2.91	0
Total	5,882,394			806,666
*For more information see Note 6 to the Consolidated Financial Statements.

Item 6. Selected Condensed Consolidated Financial Data

The selected consolidated financial data as of, and for the periods ended, December 31, 2005, 2004, 2003, 2002, and 2001 presented below have been derived from the audited Consolidated Financial Statements of SpatiaLight. The selected financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein, in order to fully understand factors that may affect the comparability of the financial data presented below.

Statements of Operations:

	Year Ended December 31,
	2005	2004	2003	2002	2001

Revenue	$237,724	$1,160,978	$221,252	$—	$—

Gross margin	$(1,519,365)	$178,696	$(487,068)	$(286,000)	$—

Total operating expenses	$11,027,836	$9,046,876	$8,308,470	$6,714,882	$7,845,094

Net loss	$(14,024,639)	$(9,367,001)	$(9,516,377)	$(9,027,913)	$(9,911,727)

Net loss per share - basic and diluted	$(0.39)	$(0.27)	$(0.34)	$(0.37)	$(0.46)

Weighted average shares used in computing net loss per share- basic and diluted	36,375,068	34,154,057	28,173,770	24,578,226	21,469,960

Balance Sheet Data:	December 31,
	2005	2004	2003	2002	2001

Cash and cash equivalents	$42,565	$9,087,551	$6,359,969	$575,663	$2,728,134

Inventory, net	$756,723	$1,173,314	$779,617	$275,959	$—

Working capital (deficit)	$(2,278,563)	$8,593,704	$6,228,782	$(807,891)	$(868,056)

Total assets	$11,552,476	$19,646,411	$8,349,696	$2,058,454	$3,488,002

Secured convertible notes	$10,340,113	$9,885,140	$1,155,000	$4,207,232	$3,137,284

Total stockholders' equity (deficit)	$(4,443,828)	$5,966,457	$5,813,275	$(4,373,806)	$(213,346)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as indicated in the introductory paragraphs to Item 1 of this Report. The actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, customers reception of our products, intensity of competition, quality control during manufacturing and those set forth under Risk Factors Item 1A.

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

Status of Business with LG Electronics, Inc.

In July 2004, we entered into an agreement with LG Electronics (see Exhibit 10.5 to our Annual Report on Form 10-K/A filed with the SEC on December 29, 2005), providing for us to sell our T-3 LCoS Sets to LG Electronics. Our supply agreement with LG Electronics provides that we will be their exclusive supplier of three-chip LCoS microdisplay products for twelve months beginning from the date that we commenced shipments under that agreement. Furthermore, our agreement provides that LG Electronics will have the exclusive right in South Korea to purchase T-3 microdisplay products from us for the twelve months beginning from the date that we commenced shipments under that agreement. In July 2005, we commenced delivering a limited quantity of commercial production LCoS Sets to LG Electronics. Under the July 2004 agreement, LG Electronics agreed to purchase from us a minimum of 21,000 LCoS Sets during an initial six-month delivery period, which was originally scheduled to commence in January 2005, subject to LG Electronics' completion of pre-production requirements. Our July 2005 product delivery to LG Electronics included a smaller quantity of LCoS Sets than was originally contemplated under the July 2004 agreement for the first delivery month. We delivered those LCoS Sets in July 2005 based upon our expectation that in the immediate future we would receive a firm purchase order from LG Electronics.

In August 2005, we received a firm purchase order from LG Electronics for its purchase from us of an aggregate minimum quantity of 9,300 LCoS Sets for the period July through December 2005. In October 2005, we publicly announced that we had received the formal written qualification letter from LG Electronics stating that we have met certain agreed upon technical specifications (which had been the subject of prior informal approval in July 2005). We later agreed with LG Electronics to move the initial six-month delivery period to November 2005 through April 2006. We subsequently agreed with LG Electronics, through a series of communications, that the initial purchase order for 9,300 LCoS Sets may be filled over a period of time that will extend beyond April 2006. We currently expect that the initial order for 9,300 LCoS Sets could be filled during the summer of 2006. This revised schedule has been based primarily upon changing expectations about our production output capacity and will allow us to conduct a focused ramp up of our LCoS Set production in South Korea.

Although we have been delivering a limited quantity of production LCoS Sets to LG Electronics since July 2005, our delivery ramp up has been slower than expected due to LG Electronics’ product specification changes and problems that we have experienced in ramping up our manufacturing volumes. These manufacturing problems have been principally attributable to external variables in the manufacturing environment including temperature, humidity and dust particle presence. The manufacturing problems have occurred during the alignment coating, glue application and cell lamination portions of our manufacturing process, which are highly susceptible to those external variables. Until recently, those portions of the manufacturing process were being carried out in our production facility in California. We have attempted to address our manufacturing problems by recently relocating these portions of our manufacturing process to our production facility in South Korea, where we believe that the combination of a new facility designed to our specifications and highly qualified personnel provides us with more exacting controls over the external variables that can impact our manufacturing process. At our manufacturing facility in South Korea, in test and production runs, while we are continuing to experience certain of the production problems attributable to external variables specified above, we believe that we will be able to more fully address and alleviate those problems in coming months.

Our entire manufacturing operations are now conducted at the facility in South Korea. The transfer of those specific portions of the process caused a delay in manufacturing operations while production equipment was physically transferred from California to South Korea and South Korean employees are being trained to use that equipment. The final phase of this transition is occurring during the first quarter of 2006. However, we believe that having manufacturing take place in one location will allow us to maintain a higher level of quality controls over LCoS Set production, which we expect will increase our long-term manufacturing yields and improve our ability to produce sufficient quantities of LCoS Sets to meet future quantity demands from LG Electronics and other customers and prospective customers. The potential negative impact upon our results of operations that could be caused by additional difficulties in manufacturing our LCoS Sets are described under Risk Factors Item 1A.

LG Electronics commenced an initial consumer market rollout in Australia of a limited quantity of 71-inch LCoS televisions incorporating our LCoS Sets during the first quarter of 2006. LG Electronics has also announced that it intends LCoS product rollouts into the South Korean consumer market in the near future. LG Electronics recently communicated to its distributors that it has postponed its plans to introduce its 71” and 62” LCoS televisions into the U.S. marketplace. LG has attributed this postponement to uncertainty regarding the timetable for the availability of sufficiently large supplies of our LCoS Sets to enable a significant product launch. Although LG Electronics has advised us that it is maintaining future plans for expansion into the United States and other markets, there can be no assurances as to the timing of those rollouts. We believe that delays in LG Electronics' initial product rollouts have been based upon revisions to our delivery schedule and our problems in ramping up production that have occurred over time.

  In 2005, a substantial percentage of our product deliveries, which were in small quantities, were made to LG Electronics. Based upon our agreement with LG Electronics and our present expectations, it is likely that a substantial percentage of our anticipated future product deliveries in the first half of 2006 will be made to LG Electronics as well. In the event that we are unable to ramp up our delivery volumes to LG Electronics by the end of July 2006, we believe that it is reasonably likely that LG Electronics may discontinue actively doing business with us. The loss of LG Electronics as a customer or any further delays in our delivery schedule to LG Electronics could significantly harm our future sales and results of operations; and our substantial dependence on one customer is subject to risks set forth under Risk Factors in Item 1A.

Status of Business in Taiwan

To date, we have delivered limited quantities of our T-3 LCoS Sets to our Taiwanese customer, ThinTek. A substantial portion of these product deliveries occurred in 2005. ThinTek has ordered quantities sufficient for pilot programs and sample products, but not enough to enable them to launch mass production of LCoS high definition televisions. We have continuing business relationships with customers and prospective customers in Taiwan, including ThinTek. We made small shipments of T-3 LCoS Sets to ThinTek during all four quarters of 2005. We are maintaining our plans to ship our products to ThinTek and prospective Taiwanese customers in 2006. We cannot provide assurance concerning the quantities of our products that we will sell to ThinTek and other prospective customers in the future.

Status of Business in China

To date, we have delivered limited quantities of our microdisplay products to our Chinese customers. A substantial portion of these product deliveries occurred in 2004, with a smaller quantity delivered in 2005. The quantities of our products delivered to our Chinese customers are sufficient only for engineering testing and pilot program purposes. To date, our Chinese customers have not ordered quantities of our products that would enable them to launch commercial sales of LCoS high definition televisions.

We have continuing business relationships with customers and prospective customers in China. Current Chinese prospective customers are at different stages in the development and product introduction processes, and their efforts are progressing at a slower rate than we originally anticipated. One of our original Chinese customers, Skyworth, has commenced sales of televisions utilizing our display units incorporating our T-1 LCoS Sets into the Chinese educational market. However, we do not intend to sell any additional display units incorporating our T-1 LCoS Sets beyond what we currently have in inventory to Skyworth. They may elect to transition to products incorporating our T-3 LCoS Sets. We cannot provide assurance concerning the quantities of our products that we will sell to our Chinese customers and prospective customers in the future.

Market Strategy for Taiwan and China

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

Other Business Development

We are currently continuing to develop working relationships with prospective customers, located primarily in Japan and other parts of the Pacific Rim region. These prospective customers fall into two general categories: 1) television manufacturers and 2) light engine suppliers. We have provided samples of our LCoS Sets to certain of these prospective customers, but we do not have any formal agreements with these parties. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot assure that we will receive any purchase orders binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under Risk Factors Item 1A.

Manufacturing of LCoS Sets

We completed construction of our South Korean manufacturing facility in January 2005. The South Korean facility has commenced to serve as our central commercial manufacturing base. The facility began producing products for commercial sale in limited quantities in the second quarter of 2005. The facility is designed with the capacity, on full employment, to produce up to 28,000 LCoS Sets per month. The facility has been specially designed for expansion to a capacity of 120,000 LCoS Sets per month in several expansion phases. We believe that the facility can be expanded in an efficient manner in the event that such expansion becomes necessary based upon increased or perceived increased demand for our products from our customers.

We are currently continuing to install additional manufacturing and related equipment in the facility. We are currently training our operators and supervisors in key processes and equipment familiarization. We recently completed the process of moving all of our manufacturing operations to South Korea, which included physically moving all manufacturing equipment that remained in California as of the end of 2005. As part of the transition process, we experienced some manufacturing problems. The manufacturing problems have occurred during the alignment coating, glue application and cell lamination portions of our manufacturing process, which are highly susceptible to those external variables. Until recently, those portions of the manufacturing process were being carried out in our production facility in California. We have attempted to address our manufacturing problems by recently transitioning these portions of our manufacturing process to our production facility in South Korea, where we believe that the combination of a new facility designed to our specifications and highly qualified personnel provides us with more exacting controls over the external variables that can impact our manufacturing process. At our manufacturing facility in South Korea, in test and production runs, we are continuing to experience certain of the production problems attributable to external variables specified above, but we believe that we will be able to more fully address and alleviate those problems in coming months. While we cannot provide any assurances against unexpected delays, we believe that our transition approach constitutes an appropriate plan to deal with mass production readiness risks and to prepare ourselves to manage our manufacturing facility in South Korea on a basis consistent with the anticipated demand for our products. Potential difficulties in transitioning our manufacturing process from California to South Korea could have a material negative impact upon our results of operations as set forth under Risk Factors in Item 1A.

See “Status of Business with LG Electronics, Inc.” for a detailed discussion of manufacturing problems that we are experiencing and its effect upon our business.

Business Strategy

We are currently offering one core product, our T-3 LCoS Set, to our customers and prospective customers, all of whom are located primarily in Asia. Our LCoS Set is comprised of three of our proprietary SpatiaLight imagEngine™ LCoS microdisplays. They are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. Our displays are also known as, and commonly referred to as, liquid crystal on silicon (LCoS), liquid crystal displays (LCD), active matrix liquid crystal displays and spatial light modulators. Another former product that we no longer offer to our customers, except out of current inventory, is the display unit, which is comprised of an LCoS Set fitted onto a light engine.

Our T-3 LCoS Set, which is the only model we currently manufacture, has a 1920 pixels by 1080 pixels configuration. We previously manufactured our T-1 LCoS Set model, which had a 1280 pixels by 960 pixels configuration. We are exclusively focusing on manufacturing the T-3 model of our LCoS Sets because we believe that the market demand for that higher resolution product will be significantly greater.

Since we commenced delivering our products to our customers in the third quarter of 2003, there has been a significant shift in the type of product that we have delivered to our customers based upon their demand. The shift in deliveries has been in the direction of more LCoS Sets and less display units. We believe that this shift is significant because we anticipate that LCoS Sets will be, in the long run, a higher margin product line and require less working capital than display units. LCoS Sets yield less revenue than display units per unit sold. In the beginning of 2005, we made it our short-term strategic objective to operate primarily as a seller of LCoS Sets and decrease our supply of display units to our customers, and our longer-term strategic goal to exclusively sell LCoS Sets to our customers. Beginning in the first quarter of 2006, we are actively offering only LCoS Sets to our customers and prospective customers.

Our supply agreement with LG Electronics is exclusively for LCoS Sets, as LG Electronics has developed its own light engine designed to incorporate our LCoS Sets. Our prospective Chinese customers have indicated an interest in one of our historical products - our display unit. While we currently sell a minor amount of these display units, we expect that there will be a shift in products demanded by our prospective Chinese customers, over time, from display units to LCoS Sets. These trends are consistent with our overall product strategy.

We believe that the T-3 model will become the standard for the next generation of rear projection display devices and will provide the most cost effective, high-resolution microdisplays in the industry and will position us to be a potential market leader. We believe that the T-3’s ability to deliver 2 megapixel resolution in a high performance, reliable, and cost effective manner was a key factor in our obtaining the supply agreement with LG Electronics. The T-3 model is the central component of our ongoing customer acquisition strategy described above.

Recent Equity Financing

January 2006 Financing

In mid-January 2006, we issued and sold 1,300,000 of our common shares in a private placement to three institutional investors. The purchase price of the common shares was $2.62 per share. We received approximately $3.4 million in gross proceeds, before issuance costs, from the sale of these shares, which were used for working capital and other general corporate purposes, including the repayment of certain short-term debt obligations. We are required under a registration rights agreement, to file a registration statement for the resale of the shares within 30 calendar days after January 12, 2006 and have the registration statement declared effective no later than 90 calendar days after January 12, 2006. The later may be extended to no later than 120 calendar days if the registration statement is subject to review, comments or other actions by the SEC. If the registration statement is not filed by February 11, 2006 or not declared effective prior to April 12, 2006, we may be required to pay an amount equal to 5% of the aggregate purchase price or $170,300 as partial liquidated damages when each of these dates occur and an additional $170,300 for every 30 days thereafter up to six months. After six months, the percentage increases to 10% or $340,600 for each additional 30 days. We have not filed a registration with respect to these shares because of our prior commitment to register first the shares sold in our October 2005 Private Placement.

October 2005 Private Placement

In October 2005, we closed a $2.0 million private placement of our common shares and warrants to purchase our common shares with certain institutional and other investors. This transaction included the sale of 571,431 common shares at a purchase price of $3.50 per share and warrants to purchase 228,576 common shares with an exercise price of $5.00 per share exercisable within five years from the date of issuance. We received $2.0 million in gross proceeds from this transaction, which has been and will be used for working capital and other general corporate purposes. We did not use a placement agent in this transaction. Three of the institutional purchasers in this transaction were investors in our November 2004 private placement of our Senior Secured Convertible Notes. The registration statement registering these shares was filed on February 27, 2006. Because this statement was not filed by November 12, 2005, we may be required to pay $30,000 as liquidated damages to the investors as of November 12, 2005 and every thirty days thereafter until the registration statement is filed. We have included $79,000 as liquidated damages in non-cash interest through December 31, 2005. Additionally, because the registration statement was not declared effective by the SEC prior to January 12, 2006, we may be required to pay $30,000 as liquidated damages to the investors as of January 12, 2006 and for every thirty days thereafter until the registration statement is declared effective.

August 2005 Equity Financing

In August 2005, we sold 500,000 of our common shares at a purchase price of $5.40 per share to certain institutional investors. Those shares were included in our Form S-3 "shelf" registration statement (File No. 333-122392), which was declared effective by the SEC in July 2005. We received gross proceeds of approximately $2.7 million from the transaction, which we used for working capital and other general corporate purposes. The purchasers in the August 2005 Equity Financing had a 30-day option, which expired without exercise on September 4, 2005, to purchase an additional aggregate of 225,000 of our common shares included in the "shelf" registration statement at a purchase price of $5.50 per share. As of the date of this filing, 1,500,000 of our common shares included in our currently effective "shelf" registration statement have not been sold.

Senior Secured Convertible Debt Financing

On November 30, 2004, we completed a non-brokered private placement of $10 million of senior secured notes (the Senior Secured Convertible Notes). The Senior Secured Convertible Notes accrue interest at 10% per annum, payable quarterly in cash or our common shares at our option, if certain conditions are met, such as the availability of an effective registration statement pursuant to which resales may be made or the availability of Rule 144(k) for resale of the common shares underlying our Senior Secured Convertible Notes. The value of the shares for the purposes of calculating interest payments shall be equal to the 20-day trailing average of the volume weighted average prices of our common shares at the end of each quarterly interest period. The Senior Secured Convertible Notes are due November 30, 2007.

The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The Senior Secured Convertible Notes are senior to notes that we issued to Argyle Capital Management Corporation, which is wholly owned by Robert A. Olins, our Chief Executive Officer and a director. The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea. In addition, under the terms of the November 2004 Financing, we are prohibited from using the proceeds from the financing to repay debt or to pay dividends.

In a letter that we received on December 12, 2005, one of the holders of our 2004 notes, Portside Growth & Opportunity Fund, an affiliate of Ramius Capital Group, LLC, notified us of two alleged events of default under their note set forth below. In a letter that we received on December 13, 2005, another holder of our 2004 notes, Smithfield Fiduciary LLC, an affiliate of Highbridge Capital Management, LLC, notified us only with respect to the second alleged event of default, set forth below. In a letter that we received on February 9, 2006, Portside notified us of a third alleged event of default under their note, as set forth below. Each of these notices call for us to redeem the entire $4.5 million principal amount of the Portside and Smithfield 2004 notes, or $9.0 million in the aggregate, plus a redemption premium of $675,000 plus liquidated damages to each of these holders of the 2004 notes pursuant to Section 12(a) of their notes.

The following are the alleged defaults: (i) Registration Statement Failure pursuant to Section 4(a)(i) of their Note - Based upon our filing of a Post-Effective Amendment to the registration statement on Form S-3 relating to the underlying common shares of the Senior Secured Convertible Notes (Reg. No. 333-122391); (ii) Failure to Make Interest Payment pursuant to Section 4(a)(v) of their Note - Based upon a claim that we did not make a November 2005 interest payment; and (iii) Entering into unpermitted debt financing transactions prohibited pursuant to Section 4(a) (xi) of their Note - Based upon a claim that certain debt financing transactions that we have entered into are not permitted under the Note.

We believe after review with outside legal counsel, that these allegations lack merit and would not entitle the Noteholders to call the notes and other remedies that they are seeking. With respect to the first alleged event of default concerning the alleged registration maintenance failure, we contend that the filing of our post-effective amendments to the registration statements registering the underlying common shares did not and does not constitute an event of default under Section 4(a)(i) of the Portside Note. We contend that the second allegation of default is incorrect because on November 30, 2005 (the interest due date), we tendered payment by forwarding checks payable to Portside, Smithfield and the other holders of the 2004 notes by overnight courier to an attorney representing the holders for the full amounts of the relevant quarterly interest payments. That attorney did not distribute the checks to the four holders (although located in the same city), but instead returned the checks to us in California. We have since tendered payment of the full interest amount owing to all of the holders via federal funds wire into designated accounts for each of these parties. We contend that the third allegation of default lacks merit because we believe that the debt financing transactions that we have entered into are permitted under their Note and, even if deemed not permitted, do not constitute a breach or failure in any material respect under the Note.

We believe that Portside has undertaken to make allegations of events of default that lack merit in an attempt to achieve its objective of amending the terms of its Note to their advantage, including a reduction in the conversion price of the Notes or an acceleration in repayment of principal on its Note, although that principal is not due and payable until the note's maturity date, which is November 30, 2007. We have rejected its offers in this regard. We will continue to take appropriate actions that we believe are in the best interests of our Company and our shareholders.

If the Noteholders prevail in calling the Senior Secured Convertible Notes, the entire $10 million debt obligation can become due and payable immediately, including the redemption premiums and liquidated damages. We believe the alleged events of default of which Portside and Smithfield have given notice lack merit and would not entitle the Noteholders to the remedies that they are seeking. Therefore, we believe it is not probable the Noteholders would prevail in calling the Notes. As a result, in accordance with FAS 5, “Accounting for Contingencies,” we have continued to classify the Senior Secured Convertible Notes as a long-term obligation in our balance sheet at December 31, 2005, rather than as a current liability as FAS 78, “Classification of Obligations That are Callable by the Creditor,” might otherwise require. The redemption premium and liquidated damages of $1.5 million and approximately $0.6 million, respectively, have not been accrued in the consolidated financial statements as of December 31, 2005. We refer you to Note 1 of our Notes to consolidated financial statements contained in this report for additional information regarding the accounting treatment of the Senior Secured Convertible Notes.

Certain Developments

As previously reported in our post-effective amendments to the Form S-3 Registration Statement registering the common shares underlying the Senior Secured Convertible Notes (the “Financing Registration Statement”) (File No. 333-122391) and the Form S-3 Registration Statement registering common shares on a “shelf” (the “Shelf Registration Statement”) (File No. 333-122392), we filed an unauthorized consent of BDO Siedman to Amendment Nos. 5 and 6 to the Financing Registration Statement and to Amendment Nos. 3 and 4 to the Shelf Registration Statement in order to incorporate by reference their report on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003, respectively. Although we received the requisite authorized consents from BDO Seidman to the incorporation by reference of their report on the consolidated financing statements into the Financing Registration Statement and the Shelf Registration Statement when initially filed and in subsequent amendments thereto (and BDO Seidman has not withdrawn these subsequent consents), we did not receive the requisite authorization from BDO Seidman to file its consent as an exhibit to the penultimate and final pre-effective amendments to either the Financing Registration Statement or the Shelf Registration Statement (i.e. Amendment Nos. 5 and 6 and Amendment Nos. 3 and 4 to the respective registration statements). The penultimate and final pre-effective amendments to both the Financing Registration Statement and the Shelf Registration Statement were filed with the SEC on July 27, 2005. The disclosure contained in these penultimate and final pre-effective amendments did not relate in any way to our fiscal year 2002 and 2003 consolidated financial statements.

The Audit Committee of our Board of Directors conducted an investigation and review of the developments pertaining to the BDO Seidman consent issue with the assistance of independent counsel.

The Audit Committee delivered its draft report, dated October 31, 2005, to our Chief Executive Officer, Robert A. Olins. The Report concluded that the evidence does not support a finding that any of our employees included the unauthorized BDO consents in the amendments to the Registration Statements referred to above with fraudulent intent or with specific knowledge that BDO Seidman had not authorized the filing of these consents. It concluded that the evidence was consistent with our inclusion of the consents due to lack of communication, a series of misunderstandings and/or a failure of inquiry. As to Mr. Olins, the Report concluded that the Audit Committee found no evidence that Mr. Olins was informed that BDO Seidman had not authorized the filing of these consents. However, it also found no evidence that Mr. Olins inquired or determined whether BDO Seidman had in fact authorized inclusion of the consents in these filings. The Audit Committee Report determined that Mr. Olins, as our Chief Executive Officer, did not exercise sufficient diligence in supervising the filing of the amendments to the Registration Statements, that this was a particularly serious failing in light of the SEC having highlighted the need for consents from BDO Seidman, and that as CEO he bears responsibility for the filings. The Audit Committee also stated its belief that, throughout the process of preparing and filing the amendments to the Registration Statements, Mr. Olins acted with our best interests and the best interests of our shareholders in mind, and that his lack of diligence was not motivated by self-interest and that nothing related to this incident personally benefited him financially.

The Audit Committee recommended three remedial actions. It concluded that the membership of the Board of Directors should be supplemented with a financial expert within the meaning of SEC rules. It also concluded that we must improve our corporate governance and disclosure controls, including hiring a full-time Chief Financial Officer and a Controller (who can be the same person). It further concluded that by reason of Mr. Olins' responsibility as CEO for supervision of corporate filings, he should reimburse us for the sum of $50,000, a portion of the costs incurred by us by reason of the unauthorized BDO Seidman consents and the resulting inquiries. In compliance with the draft Audit Committee Report, in December 2005, Mr. Olins made the $50,000 payment to reimburse the Company. To date, our Board of Directors has not been supplemented with a financial expert and we have not hired a fulltime CFO or Controller.

We have been advised by the Staff of the SEC that the Staff is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO consent. We have been cooperating fully with the Staff with respect to this matter.

On December 6, 2005, we filed Post-Effective Amendment No. 2 to the Financing Registration Statement and the Shelf Registration Statement for the purpose of filing an amended Exhibit 23.2, which included the consent of the independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co., LLP (OUM). That consent allows us to incorporate by reference into that registration statement the consolidated financial statements appearing in our 2004 Annual Report on Form 10-K/A filed on December 29, 2005, for each of the three years ended December 31, 2004.

In February 2006, we were advised by the Staff of the SEC that Post-Effective Amendment No. 6 to both the Financing Registration Statement and the Shelf Registration Statement were declared effective by the SEC.

Liquidity and Capital Resources

Through December 31, 2005, we have sustained recurring net losses from operations and, at December 31, 2005, we had a stockholders’ deficit of approximately $4,444,000. During 2005, we experienced negative cash flows from operating activities of approximately $9,676,000 and a net loss of approximately $14,025,000. Our operations were primarily funded in 2005 by the proceeds derived from exercises of warrants and options of approximately $536,000, proceeds of approximately $2.0 million that we received from the sale of 571,431 of our common shares on October 12, 2005, proceeds of approximately $2.6 million from the sale of 499,965 of our common shares in August 2005, and the remaining proceeds from the sale of $10,000,000 of Senior Secured Convertible Notes in November 2004.

As of December 31, 2005, we had approximately $43,000 in cash and cash equivalents, a decrease of approximately $9,045,000 from the December 31, 2004 amount of $9,088,000. Our net working capital deficit at December 31, 2005, was approximately $2,279,000, compared to a net positive working capital of approximately $8,594,000 at December 31, 2004.

Net cash used in operating activities totaled approximately $9,676,000 and $8,517,000 in 2005 and 2004, respectively. This increase is due primarily to increased pre-production activities in our South Korean subsidiary. Net cash used in investing activities totaled approximately $5.5 million and $1.7 million in 2005 and 2004, respectively. This increase stemmed from acquiring and building our South Korean manufacturing facility. Net cash provided by financing activities was approximately $6.2 million and $13.0 million in 2005 and 2004, respectively. This resulted from the aggregate net proceeds of $4.6 million raised in two separate equity private placement transactions in 2005 and net proceeds of $0.8 million from short-term loans during 2005. Net cash provided by financing activities in 2004 resulted primarily from the issuance of the 2004 Senior Secured Convertible Notes totaling $10,000,000.

As of December 31, 2005, we had an accumulated deficit of approximately $81,666,000. We have experienced significant losses in the past and expect that these losses will continue until we start to generate significant revenues from the sale of our products. We generated revenue of approximately $238,000 during 2005. Although we are expecting to generate revenues from the sale of our products in 2006, we may continue to operate at a loss during 2006. There can be no assurance that our business will operate on a profitable basis thereafter.

In September 2004, Robert A. Olins, our Chief Executive Officer and a director, disposed of 11,800 of our common shares at a sale price of $5.73 per share. Pursuant to the “short-swing profit” provisions of the Exchange Act, Mr. Olins subsequently disgorged $25,982 to us for the profit that he realized from his sale of our common shares. The total aggregate profit was calculated by using the lowest purchase prices at which Mr. Olins purchased 11,800 of our common shares during the six months immediately preceding September 20, 2004.

We anticipate that our cash expenditures during 2006 will approximate $700,000 per month, or approximately $8.4 million for the year, without regard to any revenue in 2006. We expect to meet our immediate cash needs and fund our immediate working capital requirements with our existing cash balances and from additional sources. Those sources include proceeds of approximately $3.4 million that we received from the sale of 1,300,000 of our common shares on January 12, 2006, (as more fully described in Note 10 to our consolidated financial statements); cash payments from our customers; the exercises of stock options and warrants; and additional sales of our common shares. We also have approximately $0.2 million available under revolving credit facilities that we established in September and October 2005 and January 2006 in South Korea. There can be no assurances with respect to these potential sources. We believe that our current cash and cash equivalents as of December 31, 2005, combined with the proceeds from the January 2006 Financing and available draw downs on South Korean credit facilities will be sufficient to meet our capital and liquidity requirements for our operations through mid-March 2006. We will be required to raise significant amounts of additional capital to continue to fund our operations on a going forward basis. To raise additional capital, we plan to sell the 1.5 million common shares that we have available for sale under a currently effective “shelf” registration statement. We also believe that we will be required to complete additional equity and/or debt financings in 2006. If we are unable to obtain additional funds on reasonable terms, we may be unable to continue our operations at current levels, or at all.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements as of December 31, 2005.

Contractual Obligations and Contingent Liabilities and Commitments

We have long-term contractual obligations and commitments primarily with regards to payment of debt and lease arrangements.

The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2005:

                                          Payments Due By Period

Contractual obligations	Less than 1 year	1 - 3 years	3-5 years	over 5 years	Total

Long-term convertible debt (1)	$—	$1,188,000	$—	$—	$1,188,000

Senior secured convertible notes (3)	—	10,000,000	—	—	10,000,000

Short term loans	796,000	—	—	—	796,000

Interest on senior secured convertible notes (2)	1,000,000	1,000,000	—	—	2,000,000

Operating lease commitments	501,000	1,270,000	—	—	1,771,000

Total contractual cash obligations	$2,297,000	13,458,000	$—	$—	$15,755,000

(1) All interest underlying the Notes, at the contractual rate of 6%, has been prepaid through the issuance of common shares (See Note 3 to consolidated financial statements.)
(2) Subject to certain conditions, interest is payable in cash or common shares at the option of the Company. (See Note 3 to the consolidated financial statements.)
(3) The holders of $9,000,000 principal amount of these Notes have alleged certain events of default under these Notes. As a consequence of these alleged defaults, these holders have demanded their immediate redemption. We strongly dispute that any events of default have occurred that would allow the Noteholders to call their Notes. See Notes 1 and 3 to the consolidated financial statements for further information.

Results of Operations

Three years ended December 31, 2005, 2004 and 2003

Revenue. We recognized sales revenue of approximately $238,000, $1,161,000 and $221,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue in 2004 was related to deliveries made pursuant to agreements relating to the sale of our T-1 LCoS Sets and light engines, primarily to customers in China. During 2005 we changed our focus to the further development, manufacture and sale of our T-3 LCoS Sets, primarily to LG Electronics. Revenue in 2003 was related to initial shipments against purchase orders signed in 2003. See “Status of Business with LG Electronics”, “Status of Business in Taiwan” and “Status of Business in China” under this Item 7 for a more detailed description of the agreements relating to the sale of our products.

The following table summarizes our sales revenue percentages by product for the years ended 2005, 2004 and 2003.

	2005	2004	2003
LCoS (T-3) sets	77%	5%	-%
LCoS (T-1) sets	4%	42%	27%
Light engine display units	1%	51%	73%
Other (primarily supporting electronics)	18%	2%	-%
Total	100%	100%	100%

Revenues significantly decreased from 2004 to 2005 because of problems that we experienced in the manufacturing of our T-3 LCoS Sets. These problems, and their resolution, are discussed in greater detail under Item 7 - “Management’s Discussion and Analysis - Status of Business with LG Electronics, Inc.”

Gross Margin. Gross margin changed from a negative $487,068 in 2003 to a positive of $178,696 in 2004 to a negative $1,519,365 in 2005. Gross margin increased in 2004 compared to 2003 due to the higher percentage of LCoS Sets sales, as their margins are greater than those on display units. During 2005 our manufacturing facility in South Korea became operational. Once production began, our costs associated with this facility became part of our cost of revenue. These costs include a certain level of relatively fixed overhead costs, including personnel-related costs, to operate and maintain our manufacturing facilities. Once these relatively fixed overhead costs are covered, we expect to enjoy a contribution margin on additional sales. When we incur these costs without sufficient revenues from the sale of our products to offset them, we report negative margins. Our sales have been relatively minor to date, and have not yet covered the cost of operating our South Korean manufacturing facility. Due to the addition of these costs, there is currently no direct correlation between costs and revenue during 2005. Cost of revenue in 2005 includes a reserve of $351,000 related to a percentage of our T-1 inventory. While we believe we can sell this inventory, we have shifted our focus to the manufacture and sale of our T-3 product and are not currently manufacturing our T-1 product. Sales of our T-1 product were minimal during 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $7,255,000, $5,810,000 and $3,641,000 in 2005, 2004 and 2003, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance, and office expenses. Accounting, consulting and legal services increased by $452,000, $250,000, and $456,000, respectively in 2005 compared to 2004. Accounting related services increased primarily due to the re-audit of 2003 and 2002 financial statements by OUM as well as increased audit fees to cover compliance with the Sarbanes-Oxley Act of 2002 (SOX) related compliance and the audit of our South Korean subsidiary in 2005. Consulting services included increases related to SOX compliance efforts and implementation of our Navision software system. Legal fees increased due primarily to our correspondence related to our filings with the SEC as well as increased legal services incurred for various financing arrangements entered into during 2005. Salaries and related taxes and benefits increased by approximately $326,000 in 2005 compared to 2004 and primarily relates to administrative wages in our new South Korean manufacturing facility. This facility incurred an additional $364,000 in general and administrative expenses during 2005. These increases are partially offset by a reduction in bad debt expense of $350,000 (see below). This reserve was created in 2004 and was directly associated with a particular customer. The associated receivable was written off against this reserve during 2005. Salaries and related taxes and benefits increased approximately $1,600,000 in 2004 over 2003 as a result of the reassignment of employees from research and development to general and administrative and an additional increase in the number of general and administrative and sales staff. The increase in the amount of salary and related costs was approximately $1,500,000. In addition, travel and entertainment increased by approximately $300,000 between 2004 and 2003 due to travel by our sales and marketing team as well as by management to generate new business. In addition, in 2004 we recorded an allowance for doubtful accounts of approximately $350,000 to reserve a receivable from one of our Chinese customers. We reserved this receivable based upon information provided to us by our Chinese sales representative that this customer was awaiting additional pending corporate financing and would likely not be able to pay us for our product deliveries prior to receiving that additional financing.

Stock-based general and administrative expenses. Stock-based general and administrative expenses were approximately $186,000, $932,000 and $1,986,000 in 2005, 2004 and 2003, respectively. The amounts incurred relate to common shares, options to purchase common shares and warrants issued in exchange for services in 2005, 2004 and 2003, costs of $186,000, $332,000 and $581,000, respectively, relate primarily to stock and options granted to employees and directors, and warrants issued in exchange for services. In addition, the amounts incurred in 2004 include a $600,000 reduction in a note receivable from one of our shareholders in exchange for a commitment to invest an additional $6,000,000. (See Note 3 to Consolidated Financial Statements.) The amounts incurred in 2003 relate primarily to stock-based expense of approximately $1,300,000 associated with the May 2003 private financing transaction. Of this amount, $959,000 related to the deemed beneficial pricing of shares and warrants purchased by Robert A. Olins, Chief Executive Officer, Secretary, Treasurer and a Director of SpatiaLight. For more information concerning the foregoing, see Note 2 to the Consolidated Financial Statements under Item 8 of this Report.

Research and development expenses. Research and development expenses were approximately $3,586,000, $2,306,000 and $2,681,000 in 2005, 2004 and 2003, respectively. The increase in 2005 as compared to 2004 is due to the pre-production activities of our South Korean manufacturing facility. This includes the cost of operating the manufacturing facility prior to commencing production as well as supplies and materials used in these efforts. The decrease in 2004 as compared to 2003 was due to the reclassification of existing employees to general and administrative duties, offset by an increase in consulting services related to our integrated circuit design.

Interest expense. Interest expense was approximately $1,108,000, $157,000, and $213,000 in 2005, 2004, and 2003, respectively. These amounts are consistent with the balances in notes payable. The increase during 2005 is related to the November 2004 Senior Secured Convertible Notes of $10,000,000 which bear interest at 10% per annum.

Non-cash interest expense. Non-cash interest expense of approximately $1,431,000, $791,000 and $584,000 in 2005, 2004 and 2003, respectively, primarily relates to the valuation of the beneficial conversion feature of interest converted and convertible into equity on the notes payable to Argyle Capital Management Corporation, a company wholly-owned by Robert A. Olins, Chief Executive Officer, Secretary, Treasurer and a Director of SpatiaLight, based on the intrinsic value of the conversion feature. The beneficial conversion interest represents the excess market value of the shares issued or issuable at current market prices over accrued interest payable. In November 2004, these notes were extended until December 31, 2008. Amortization of the discount on the Argyle notes is included in non-cash interest expense.

Also included in non-cash interest expense in 2005 is the amortization of note discounts related to the November 2004 Financing. The note discounts primarily resulted from the valuation of the additional investment rights or note purchase option, and beneficial conversion feature. See Note 3 to the Consolidated Financial Statements.

Gain from revaluation of note purchase option liability. The gain of approximately $754,000 and $412,000 recorded in 2005 and 2004, respectively, arises from the revaluation of the additional investment rights (AIR), which is being treated as a derivative and is recorded on the balance sheet as a note purchase option liability. This AIR expired on August 31, 2005. See Note 3 to Consolidated Financial Statements. The gain in 2005 also includes an expired Investment Right of $94,500 associated with our August 2005 financing.

Gain on fair value of warrants. The gain of approximately $180,000 arises from the revaluation of the warrants issued in connection with the October 2005 financing. These warrants are being treated as derivatives and are recorded on the balance sheet at fair value until the registration statement underlying the associated shares is declared effective by the SEC.

Foreign currency translation gain. The gain of approximately $59,000 relates to the revaluation of intercompany payables recorded in local currency and then revalued at the balance sheet date to the then-current exchange rate.

Interest and other income. Interest and other income was approximately $70,000, $38,000, and $76,000 in 2005, 2004, and 2003, respectively. The increase in interest income in 2003 was due to interest earned on a stock subscription receivable from a shareholder. See Note 2 to the Consolidated Financial Statements under Item 8 of this Report. Interest in 2005 and 2004 was primarily bank interest. Other income in 2005 includes approximately $42,000 of subsidies from the South Korean government.

Loss before income taxes. Losses before income taxes were approximately $14,022,000, $9,366,000, and $9,516,000 in 2005, 2004 and 2003, respectively. The increase in losses from 2005 to 2004 is primarily due to costs associated with starting up our South Korean manufacturing facility coupled with negligible sales. Additional factors include approximately $1,443,000 of increased interest expense associated with our $10,000,000 notes ($443,000 of which is non-cash). The decrease in these losses from 2003 to 2004 is due to an increase in gross margin of approximately $666,000 as well as a decrease in stock-based compensation of approximately $1,055,000, offset by an increase in selling, general and administrative expense.

Income taxes. Income taxes consist primarily of minimum state tax requirements. See Note 5 to the Consolidated Financial Statements under Item 8 of this Report.

Inflation. Our management currently believes that inflation has not had a material impact on continuing operations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our Consolidated Financial Statements. To prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

Revenue Recognition - We evaluate revenue recognition for transactions using the following criteria (collectively called the Revenue Recognition Criteria):

•	Evidence of an arrangement: Before revenue is recognized, we must have evidence of an agreement with the customer reflecting the terms and conditions to deliver our products.
•	Delivery: For products, delivery is considered to occur when title and risk of loss have been transferred, which generally occurs upon shipment.
•
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

•
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

Inventory valuation - We value inventories at the lower of cost (based on the first-in, first-out method) or market value. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected selling price of the product based on historical recovery rates. If we assess the market value of our inventory to be less than costs we write it down to its replacement cost or its net realizable value. Our estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

Research and Development - Research and development costs, including the costs of prototype and pre-production LCoS Sets, pre-production display units, and other pre-production activities at our South Korean manufacturing facility are charged to expense when incurred.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). The Company does not expect this statement to have a material impact on its consolidated financial statements.

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154), a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 will have a material impact on our results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation No. 47 did not have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” to revise SFAS No. 123, “Accounting for Stock-Based Compensation” and supersede APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It requires companies to recognize their compensation costs related to share-based payment transactions in financial statements. These costs are to be measured based on the fair value of the equity or liability instruments issued and are recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). We will apply SFAS No. 123R in the first quarter of 2006. We expect the adoption of this statement to result in a pretax expense of $555,000 in 2006. This does not include the expense impact of future grants of options.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an Amendment of APB Opinion No. 29,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 153 will have a material impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal years beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a material impact on our results of operations or financial condition.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We place all of our excess cash and cash equivalents in a checking account or money market account in the United States. We do not expect any material losses from our placement of such cash balances, and we believe that our interest rate exposure is modest. As of December 31, 2005, our cash and cash equivalents totaled $42,565. Of this amount, approximately $41,000 was in South Korea.

A portion of our costs is denominated in foreign currencies, including the South Korean Won and the Euro. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our financial results, including costs of revenue and operating expenses, and could result in exchange losses or gains. We cannot fully predict the impact of future exchange rate fluctuations on our profitability. From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations, although we have not engaged in any such hedging activities to date.

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SpatiaLight, Inc.

We have audited the accompanying consolidated balance sheets of SpatiaLight, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of SpatiaLight, Inc. and its subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operations, and has a negative working capital position and a stockholder deficit. Management believes that the Company's cash resources will not be sufficient to sustain its operations beyond mid March 2006 without additional financing. As also described in Notes 1 and 3, the Company has received notices from certain of its Senior Secured Convertible Noteholders calling for immediate redemption of their convertible notes based on alleged events of default. Management believes, after reviewing the alleged events of default with outside legal counsel, the alleged events of default lack merit and would not entitle the Noteholders to call the Senior Secured Convertible Notes and other remedies they are seeking. If the Noteholders prevail in calling the convertible notes, the entire debt obligation could become due and payable immediately, including the related amounts of redemption premium and liquidated damages, and the Company would be forced to refinance or repay the debt obligations or seek other alternative financing. Additionally, as described in Note 1, in the event the Company is unable to ramp up delivery volumes to their major customer by the end of July 2006, management believes that it is reasonably likely that the major customer may discontinue actively doing business with the Company. Furthermore, the Company is subject to a U.S. Securities and Exchange Commission investigation relating to the filing of unauthorized consents of its predecessor auditor in certain registration statements, and may be subject to certain penalties and claims relating thereto. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SpatiaLight, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an adverse opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 6, 2006

SPATIALIGHT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$42,565	$9,087,551
Accounts receivable, net of allowance of $0 and $345,030 at December 31, 2005 and 2004, respectively	139,676	264,053
Inventory, net	756,723	1,173,314
Prepaids and other current assets	255,157	949,711
Prepaid current non-cash interest to related party	1,157,133	913,889
Total current assets	2,351,254	12,388,518

Property and equipment, net	6,813,520	858,212
Construction in progress	—	2,801,521
Prepaid non-cash interest to related party	2,314,265	3,474,386
Other assets	73,437	123,774

Total assets	$11,552,476	$19,646,411

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short term loans	$572,025	$—
Short term loan from a related party	224,384	—
Accounts payable	1,665,711	601,394
Note purchase option liability	—	659,874
Fair value of warrants to purchase common stock	778,270
Accrued expenses and other current liabilities	1,389,427	2,533,546
Total current liabilities	4,629,817	3,794,814

Senior secured and related party convertible notes	10,340,113	9,885,140

Total liabilities	14,969,930	13,679,954

Commitments and contingencies

Temporary equity:
Common stock, subject to registration, $0.01 par value; 571,431 shares issued and outstanding, net of fair value of warrants of $958,625 and issuance costs of $15,000	1,026,374	—
Total liabilities and temporary equity	15,996,304	13,679,954

Stockholders' equity (deficit):
Common stock, $.01 par value:
50,000,000 shares authorized; 36,777,069 and 35,326,436 shares issued and outstanding, at December 31, 2005 and 2004, respectively	367,771	353,264
Additional paid-in capital	76,631,925	69,384,146
Notes receivable from stockholders	—	(241,462)
Common stock issuable	—	4,038,149
Other comprehensive income	222,317	73,562
Accumulated deficit	(81,665,841)	(67,641,202)
Total stockholders' equity (deficit)	(4,443,828)	5,966,457

Total liabilities, temporary equity, and stockholders' equity (deficit)	$11,552,476	$19,646,411

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
	2005	2004	2003
Revenue	$237,724	$1,160,978	$221,252
Cost of revenue	(1,757,089)	(982,282)	(708,320)
Gross margin	(1,519,365)	178,696	(487,068)

Selling, general and administrative expenses:
Selling, general and administrative expenses	7,255,353	5,809,702	3,641,422
Stock-based general and administrative expenses	186,187	931,524	1,985,720
Total selling, general and administrative expenses	7,441,540	6,741,226	5,627,142

Research and development expenses	3,586,296	2,305,650	2,681,328

Total operating expenses	11,027,836	9,046,876	8,308,470

Operating loss	(12,547,201)	(8,868,180)	(8,795,538)

Other income (expense):
Interest expense:
Interest expense	(1,107,812)	(156,693)	(213,362)
Non-cash interest expense	(1,430,506)	(791,036)	(583,672)
Total interest expense	(2,538,318)	(947,729)	(797,034)

Other income:
Gain from revaluation of note purchase option and investment right liabilities	754,374	412,374	—
Gain from revaluation of warrants	180,355	—	—
Foreign currency translation gain	58,531	—	—
Interest and other income	69,920	38,009	76,195
Total other income	1,063,180	450,383	76,195

Total other income (expenses)	(1,475,138)	(497,346)	(720,839)

Loss before income tax expense	(14,022,339)	(9,365,526)	(9,516,377)

Income tax expense	2,300	1,475	—

Net loss	$(14,024,639)	$(9,367,001)	$(9,516,377)

Net loss per share - basic and diluted	$(0.39)	$(0.27)	$(0.34)

Weighted average shares used in computing net loss per share- basic and diluted	36,375,068	34,154,057	28,173,770

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC. CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIT)				NOTES
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003			ADDITIONAL	RECEIVABLE		OTHER	COMMON	TOTAL
	COMMON STOCK		PAID-IN	FROM	ACCUMULATED	COMPREHEN-	STOCK	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STOCKHOLDERS	DEFICIT	SIVE INCOME	ISSUABLE	EQUITY (DEFICIT)
Balance, January 1, 2003	26,018,658	$260,188	$45,550,830	$(1,426,999)	$(48,757,824)	$—	$—	$(4,373,805)

Exercise of stock options and warrants, 120,082 shares issued in January 2004	365,624	3,657	541,124	—	—	—	305,685	850,466

Payments on notes receivable from stockholders	—	—	—	402,500	—	—	—	402,500

Accrued interest on notes receivable from stockholders	—	—	—	(72,427)	—	—	—	(72,427)

Issuance of stock, stock options, and warrants for services	79,000	790	569,937	—	—	—	—	570,727

Issuance of options to employees and directors	—	—	195,387	—	—	—	—	195,387

Conversion of debt and accrued interest	1,580,820	15,807	3,929,439	—	—	—	—	3,945,246

Warrants issued in lieu of interest on short term borrowings	—	—	6,647	—	—	—	—	6,647

Shares issued on exercise of warrant under 2002 installment note	746,268	7,463	(7,463)	—	—	—	—	—

May Private placement, net of issuance cost of $175,065	2,796,325	27,963	4,946,972	—	—	—	—	4,974,935

Issuance of shares to third party for finder's fee in conjunction with May Private placement	130,435	1,304	375,653	—	—	—	—	376,957

August Private placement, net of issuance cost of $224,648	1,212,061	12,120	2,526,731	—	—	—	—	2,538,851

December private placement, 300,000 issued, 700,000 issuable in January	300,000	3,000	1,452,255	—	—	—	3,500,000	4,955,255

Beneficial pricing on stock and warrants acquired in private placement	—	—	958,913	—	—	—	—	958,913

Net loss	—	—	—	—	(9,516,377)	—	—	(9,516,377)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (con't)				NOTES
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003			ADDITIONAL	RECEIVABLE		OTHER	COMMON	TOTAL
	COMMON STOCK		PAID-IN	FROM	ACCUMULATED	COMPREHEN-	STOCK	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STOCKHOLDERS	DEFICIT	SIVE INCOME	ISSUABLE	EQUITY (DEFICIT)
Balance, December 31, 2003	33,229,191	332,292	61,046,425	(1,096,926)	(58,274,201)	—	3,805,685	5,813,275

Exercise of stock options and warrants, 132,737 shares issued in January 2005	1,013,127	10,131	2,484,387	—	—	—	394,185	2,888,703

Issuance of options to employees and directors	—	—	67,674	—	—	—	—	67,674

Issuance of warrant for services	—	—	263,850	—	—	—	—	263,850

Issuance of shares for prepayment of related party interest	264,036	2,640	1,541,734	—	—	—	—	1,544,374

Shares issuable for prepayment of related party interest, 448,768 issued in January 2005	—	—	—	—	—	—	3,643,964	3,643,964

Payments on notes receivable from stockholders	—	—	—	269,851	—	—	—	269,851

Reduction of note receivable in exchange for financing commitment	—	—	—	600,000	—	—	—	600,000

Accrued interest on notes receivable from stockholder	—	—	—	(14,387)	—	—	—	(14,387)

Beneficial pricing on conversion feature on convertible notes	—	—	156,610	—	—	—	—	156,610

Issuance of common shares issuable	820,082	8,201	3,797,484	—	—	—	(3,805,685)	—

Short swing profit	—	—	25,982	—	—	—	—	25,982

Comprehensive loss:

Net loss	—	—	—	—	(9,367,001)	—	—	(9,367,001)

Foreign currency translation adjustments	—	—	—	—	—	73,562	—	73,562

Total comprehensive loss	—	—	—	—	—	—	—	(9,293,439)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (con't)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003				NOTES
			ADDITIONAL	RECEIVABLE		OTHER	COMMON	TOTAL
	COMMON STOCK		PAID-IN	FROM	ACCUMULATED	COMPREHEN-	STOCK	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STOCKHOLDERS	DEFICIT	SIVE INCOME	ISSUABLE	EQUITY (DEFICIT)
Balance, December 31, 2004	35,326,436	353,264	69,384,146	(241,462)	(67,641,202)	73,562	4,038,149	5,966,457

Issuance of options below fair market value to employees	—	—	22,000	—	—	—	—	22,000

Exercise of stock options and warrants	369,163	3,692	532,297	—	—	—	—	535,989

Issuance of warrant for services	—	—	164,187	—	—	—	—	164,187

Issuance of common shares, net of issuance costs of $103,539 and fair value of investment right of $94,500	499,965	5,000	2,496,961	—	—	—		2,501,961

Payments on notes receivable from stockholders	—	—	—	249,105	—	—	—	249,105

Accrued interest on notes receivable from stockholder	—	—	—	(7,643)	—	—	—	(7,643)

Issuance of common shares issuable	581,505	5,815	4,032,334	—	—	—	(4,038,149)	—

Comprehensive loss:

Net loss	—	—	—	—	(14,024,639)	—	—	(14,024,639)

Foreign currency translation adjustments	—	—	—	—	—	148,755	—	148,755

Total comprehensive loss	—	—	—	—	—	—	—	(13,875,884)

Balance, December 31, 2005	36,777,069	$367,771	$76,631,925	$—	$(81,665,841)	$222,317	$—	$(4,443,828)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(14,024,639)	$(9,367,001)	$(9,516,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	345,030	—
Inventory reserve adjustment	351,377	(210,000)	516,382
Depreciation and amortization	728,383	575,391	393,302
Stock-based general and administrative expenses	186,187	931,524	1,985,720
Non-cash interest expense	1,430,506	791,036	583,672
Gain from revaluation of note purchase option and investment right liabilities	(754,374)	(412,374)	—
Gain from revaluation of warrants	(180,355)	—	—
Non-cash foreign currency translation gain	58,531	—	—
Accrued interest on notes receivable from stockholders	(7,643)	(14,387)	(72,427)
Gain on sale of fixed assets	(1,928)	—	—
Changes in operating assets and liabilities:
Accounts receivable	124,377	(491,553)	(117,530)
Inventory	65,214	(183,697)	(1,020,040)
Prepaids and other current assets	714,901	(411,437)	212,428
Other assets	50,337	(22,711)	156,079
Accounts payable	1,005,783	(261,890)	(1,154,946)
Accrued expenses and other current liabilities	577,484	214,806	470,799

Net cash used in operating activities	(9,675,859)	(8,517,263)	(7,562,938)

Cash flows from investing activities:
Purchase of property and equipment	(5,534,882)	(795,173)	(524,764)
Construction in progress	—	(950,627)	—

Net cash used in investing activities	(5,534,882)	(1,745,800)	(524,764)

Cash flows from financing actitivies:
Proceeds from issuance of short-term notes	987,316	—	792,500
Payment on short-term notes	(190,907)	—	(542,500)
Proceeds from the issuance of convertible notes	—	10,000,000	—
Payments on notes receivable from stockholders	249,105	269,851	402,500
Payments on convertible notes	—	—	(100,000)
Financing costs for convertible notes	—	(217,162)	—
Short swing profits	—	25,982	—
Proceeds from sales of common shares and warrants, net of fees	4,581,460	—	12,469,042
Proceeds from exercise of warrants and options	535,989	2,888,703	850,466

Net cash provided by financing activities	6,162,963	12,967,374	13,872,008

Net increase (decrease) in cash and cash equivalents	(9,047,778)	2,704,311	5,784,306

Effect of exchange rate changes on cash	2,792	23,271	—

Cash and cash equivalents at beginning of period	9,087,551	6,359,969	575,663
Cash and cash equivalents at end of period	$42,565	$9,087,551	$6,359,969

SPATIALIGHT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
	2005	2004	2003
Supplemental disclosure of cash flow information:

Income taxes paid during the period	$2,300	$1,475	$—
Interest paid during the period	$1,002,740	$482	$45,319
Non cash financing activities:
Common shares issued upon conversion of interest and notes	$—	$—	$3,945,246
Discount on convertible notes due to purchase option liability	$—	$1,072,248	$—
Discount on convertible notes due to beneficial conversion feature	$—	$156,610	$—
Common shares issued or issuable for prepaid interest to related party	$—	$4,388,275	$—

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

1.             Description of Business and Summary of Significant Accounting Policies

Description of Business - We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. We are currently focused on manufacturing one core product, our T-3 LCoS Set, to our customers and prospective customers, who are located primarily in Asia. The T-3 model has a 1920 pixels by 1080 pixels configuration. Our previously manufactured T-1 model has a lower resolution of 1280 pixels by 960 pixels configuration. We are exclusively focusing on manufacturing the T-3 model of our LCoS Sets because we believe that the market demand for that higher resolution product will be significantly greater. Our current customers and current prospective customers are original equipment manufacturers (OEMs) engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Our products are suitable for incorporation into other potential applications including rear projection computer monitors, wireless communication devices, portable games and digital assistants, although we are not currently working with OEMs of these products.

Our principal executive offices are located in Novato, California. We were organized under the laws of the State of New York in 1989. Our wholly-owned subsidiary, SpatiaLight Korea, Inc., was incorporated in 2004 under the laws of South Korea. Our inactive wholly-owned subsidiary, SpatiaLight Technologies, Inc., was incorporated in 2003 under the laws of the State of New York.

Basis of Consolidation - The consolidated financial statements incorporate the accounts of SpatiaLight, Inc. and its wholly-owned subsidiaries, SpatiaLight Technologies, Inc. and SpatiaLight Korea, Inc. All significant intercompany business and transactions have been eliminated in consolidation.

Going Concern - The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring operating losses and negative cash flows from operations. As of December 31, 2005, we had negative net working capital of $2,278,563 and an accumulated deficit of $81,665,841, with total stockholders’ deficit of $4,443,828.

Our total cash and cash equivalents at December 31, 2005 was $42,565. As disclosed in Note 10, we received approximately $3.4 million from the sale of 1,300,000 of our common shares in January 2006, and have available cash of approximately $130,000 as of December 31, 2005 under revolving credit facilities established in South Korea. We believe these reserves are sufficient to sustain our operations and meet our capital and liquidity requirements through mid-March 2006. We plan on raising additional capital, including through anticipated cash payments from customers, additional equity and/or debt financings and exercises of stock options and warrants. No assurance can be given that we will receive cash payments from customers, that we will be able to close additional equity or debt offerings, or that there will be exercises of stock options and warrants. If we do not receive additional funds from these or other sources, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Additionally, as more fully described in Note 3, our Senior Secured Convertible Notes, maturing in November 2007, are held by four Noteholders. Two of the Noteholders have alleged that certain events of default under the Notes have occurred (one Noteholder has alleged three events of default, and the other Noteholder has alleged one event of default), and they have sent us letters asking for immediate redemption of the entire principal of their Notes of $9 million plus redemption premiums and liquidated damages, which would be approximately $1.35 million and $534,000, respectively. We strongly dispute that any events of default have occurred that would allow the Noteholders to call the Notes, and we plan to vigorously defend our position. We believe, after review with outside legal counsel, with respect to each of the three alleged events of default, that it is not probable that the Noteholders would prevail in calling the loans based on any of the alleged events of default; therefore, in accordance with FAS 5, “Accounting for Contingencies,” we have continued classifying the Notes as long-term liabilities in the accompanying consolidated balance sheet rather than as current liabilities as FAS 78, “Classification of Obligations That are Callable by the Creditor,” might otherwise require, and have not accrued the redemption premiums and liquidated damages. However, should the Noteholders pursue their call for immediate redemption of the Notes, and prevail on their claim in a court of law, the entire $10 million Note obligation would immediately become due and payable including redemption premiums of $1.5 million and liquidated damages of approximately $605,000.

In 2005, a substantial percentage of our product deliveries, which were in small quantities, were made to LG Electronics. Based on our agreement with LG Electronics, and our present expectations, it is likely that a substantial percentage of our anticipated future product deliveries in the first half of 2006 will be made to LG Electronics as well. Although we have been delivering a limited quantity of production LCoS set to LG Electronics since July 2005, our delivery ramp-up has been slower than expected due to LG Electronics product specification changes and problems that we have experienced in ramping up our manufacturing volumes. In the event we are unable to ramp up our delivery volumes to LG Electronics by the end of July 2006, we believe that it is reasonably likely that LG Electronics may discontinue actively doing business with us. The loss of LG Electronics as a customer or any further delays in our delivery schedule to LG Electronics could significantly harm our future sales and results of operations.

Furthermore, we are subject to a U.S. Securities and Exchange Commission (SEC) investigation relating to the unauthorized filing of consents of BDO Seidman as an exhibit to certain registration statements and may be subject to penalties and claims relating thereto. These matters are discussed in Note 9.

These matters raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon our continued operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to accounts receivable reserves and inventory reserves and write-downs, which can be affected by a change in the market value and replacement cost of materials or a change in market price of products.

Cash and Cash Equivalents - We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, approximately $43,000 and $9,088,000, respectively, comprised of checking and money market accounts, the fair value of which approximates cost, are included in cash and cash equivalents. We deposit cash and cash equivalents with high credit quality financial institutions.

Accounts Receivable - Accounts receivable are due under negotiated terms. Although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances. Senior management reviews accounts receivable on a quarterly basis to determine if any receivables are uncollectible. In the event that payment of a customer’s account receivable is doubtful, we would reserve the receivable under an allowance for doubtful accounts. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, the receivable would be written off against the allowance reserve.

Inventories. Inventories are valued at the lower of cost (based on the first-in, first-out method) or market value. Materials, labor and manufacturing overhead are included in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected selling price of the product based on historical recovery rates. If the market value of inventory is assessed to be less than cost, it is written down to its replacement cost or its net realizable value. Estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. The adjustment to record inventory at lower of cost or market value was $311,000 in 2003. There was no lower of cost or market provision recorded in 2005 or 2004. Inventory reserves are generally recorded when management determines that an item is not readily saleable. In 2005, we recorded a provision on our T-1 inventory of approximately $351,000 in line with the concentrated focus of our business on our T-3 LCoS Set model. While we believe there continues to be a market for our T-1 model, we are focusing our resources on the manufacture and sale of our T-3 model.

Property and Equipment - Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization is computed for financial reporting purposes using the straight-line method over the following estimated useful lives.

Category	Useful Lives in Years

Buildings	40
Other equipment and instruments	3-10
Machinery and manufacturing equipment	3-10
Office furniture and fixtures	3-5
Tooling	1.5
Computer software and hardware	3-5

Leasehold improvements are being amortized over the shorter of eight years or the term of the lease.

Debt Issuance Costs - Debt issuance costs related to the 2004 Senior Secured Convertible Notes are being amortized over the term of the notes using the interest method.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

Revenue Recognition - We evaluate revenue recognition for transactions using the following criteria (collectively called the Revenue Recognition Criteria):

•	Evidence of an arrangement: Before revenue is recognized, we must have evidence of an agreement with the customer reflecting the terms and conditions to deliver our products.
•	Delivery: For products, delivery is considered to occur when title and risk of loss have been transferred, which generally occurs upon shipment.
•
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

•
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

Warranty Reserve - We provide for the estimated cost of product warranties at the time revenue is recognized. As we have limited historical experience in selling our products to our customers in large volumes, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products in similar industries, as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. As of December 31, 2005 our warranty reserve represented 1.5% of sales revenue. Our warranty is limited to the lesser of the end product warranty (the finished HDTV) or two years.

Shipping and Handling Costs - Shipping and handling costs to date have not been charged to our customers. These costs have not been material to date. They have been recorded in selling, general, and administrative costs in 2005 and 2004. Beginning in the first quarter of 2006, all shipping and handling costs relating to sales of our products will be recorded in cost of revenue. To the extent that such costs are recouped from the customers, such amounts will be included in revenue.

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

Research and Development - Research and development costs, including the costs of prototype and pre-production LCoS Sets, pre-production display units, and other pre-production activities at our South Korean manufacturing facility are charged to expense when incurred.

Foreign Currency Translation - The functional currency of our foreign subsidiary is the local currency, the Korean Won. We translate the assets and liabilities of our foreign subsidiary to U.S. dollars at the rate of exchange in effect at the end of the reporting period. Revenues and expenses are translated at the average rates of exchange for the accounting period. Translation adjustments attributable to our foreign subsidiary are included in stockholders’ equity (deficit) as a component of other comprehensive income (loss).

Comprehensive Loss- Comprehensive loss is comprised of net loss and other comprehensive income. The only component of other comprehensive income is foreign currency translation adjustments in both 2005 and 2004. Other comprehensive income is disclosed in the statements of stockholders’ equity (deficit).

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

Derivative Financial Instruments - Our derivative financial instruments consist of a note purchase option attached to Senior Secured Convertible Notes and warrants issued in connection with our October 2005 financing. The fair value is calculated based on the Black-Scholes option-pricing model.

Stock-Based Compensation - We account for our stock-based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation.” As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common shares. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation”, we disclose the proforma effects of using the fair value method of accounting for stock-based employee and director compensation arrangements, and record compensation expense for the fair value of options granted to non-employees.

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

	2005	2004	2003

Dividend yield	—	—	—
Expected volatility	87%	89%	82%
Risk-free interest rates	4.1%	2.5%	2%
Expected lives	4.0 years	3.2 years	4.8 years

The table below shows net loss per share as if the Company had elected the fair value method of accounting for stock options.
	2005	2004	2003

Net loss as reported	$(14,024,639)	$(9,367,001)	$(9,516,377)

Add: stock-based employee compensation included in reported net loss, net of any related tax effects	22,000	67,674	195,387

Deduct: total stock-based employee compensation determined under fair value method for all awards, net of any applicable related tax effects	(3,701,420)	(2,723,586)	(1,267,299)

Proforma net loss, as adjusted	$(17,704,059)	$(12,022,913)	$(10,588,289)
Loss per share:
Basic and diluted, as reported	$(0.39)	$(0.27)	$(0.34)
Basic, as adjusted	$(0.49)	$(0.35)	$(0.38)

Stock Option Acceleration - On December 6, 2005, our Compensation Committee of the Board of Directors approved the acceleration of the vesting of stock options held by all non-executive employees and certain officers under its stock option plans effective December 15, 2005. Options held by directors were excluded from the vesting acceleration. The closing price of the Company’s common stock on December 14, 2005, the last trading day before approval of acceleration, was $3.40. All above-mentioned unvested stock options had exercise prices above $3.40. The accelerated options are immediately exercisable by employees without any employment-related restriction.

The primary purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon the planned adoption of SFAS 123R. We estimate that the acceleration eliminated $0.7 million in future compensation charges we would otherwise have taken with respect to the accelerated options. Our Board of Directors believes, based on its consideration of the expense savings and the current intrinsic and perceived value of the accelerated stock options that the acceleration is in the best interests of the Company and its shareholders.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

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

Segment and Geographical Information - Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying consolidated financial statements of operations. Therefore, we have determined that we operate in a single business segment. All of our assets are located at our facilities in the United States at December 31, 2005, except for the following:

	Korea	Hong Kong	Japan	Total

Cash	$41,452	$—	$—	$41,452
Accounts receivable	106,776			106,776
Prepaid expenses	94,888			94,888
Other assets	10,432			10,432
Building, net	4,267,529	—	—	4,267,529
Machinery and manufacturing equipment, net	622,534	—	—	622,534
Office furniture and fixtures, net	110,850	—	—	110,850
Other equipment and instruments, net	855,955	—	—	855,955
Inventory	60,567	201,319	214,581	476,467

	$6,170,983	$201,319	$214,581	$6,586,883

The following table summarizes our product revenues percentages for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
LCoS (T-3) sets	77%	5%	-%
LCoS (T-1) sets	4%	42%	27%
Light engine display units	1%	51%	73%
Other (primarily supporting electronics)	18%	2%	-%
Total	100%	100%	100%

For the year ended December 31, 2005, 73% and 12% of our revenue was derived from LG Electronics, located in South Korea and ThinTek Optronics Corp, located in Taiwan, respectively. These two customers made up 84% of our outstanding accounts receivable balance at December 31, 2005. The remaining 15% of revenue in 2005 was derived from the sales of our LCoS Sets and related components to customers located in Hong Kong, China and the United States. For the year ended December 31, 2004, 47% and 43% of our revenue was derived from Skyworth TV Holding, LTD (Skyworth), and Shanghai China Display Co., LTD (China Display), both located in China. These two customers made up 90% of our outstanding accounts receivable balance at December 31, 2004. The remaining 10% of revenue in 2004 was derived from the sales of our LCoS Sets and related components to customers located in Hong Kong, Taiwan and South Korea. For the year ended December 31, 2003, 51% and 31% of our revenue was derived from Skyworth and China Display, both located in China. The remaining 18% of revenue in 2003 was derived from the sales of our LCoS Sets and related components to customers located in China and Hong Kong.

Reclassification - Certain prior year amounts have been reclassified in order to conform to current year presentation.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

Recently Issued Accounting Standards - In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). We do not expect this statement to have a material impact on our consolidated financial statements.

 In June 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154), a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 will have a material impact on our results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation No. 47 did not have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” to revise SFAS No. 123, “Accounting for Stock-Based Compensation” and supersede APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It requires companies to recognize their compensation costs related to share-based payment transactions in financial statements. These costs are to be measured based on the fair value of the equity or liability instruments issued issued and are recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). We will apply SFAS No. 123R in the first quarter of 2006. We expect the adoption of this statement to result in a pretax expense of approximately $555,000 in 2006. This does not include the expense impact of future grants of options.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an Amendment of APB Opinion No. 29,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 153 will have a material impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal years beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a material impact on our results of operations or financial condition.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached by the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments” (“EITF 03-1”). The objective of EITF 03-1 was to provide guidance for identifying impaired investments. EITF 03-1 also provided new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements were effective only for annual periods ending after June 15, 2004. In September 2004, the FASB deferred the requirement to record impairment losses caused by the effect of increases in “risk-free” interest rates and “sector spreads” on debt securities subject to paragraph 16 of EITF 03-1 and excludes minor impairments from the requirement until new guidance becomes effective. We have evaluated the impact of the adoption of EITF 03-1 and do not believe the impact is significant to the Company’s overall results of operations or financial position.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

2.  Issuance of Securities

Issuance of Shares in 2005

In October 2005, we closed a $2.0 million private placement of our common shares and warrants to purchase our common shares with certain institutional and other investors. This transaction included the sale of 571,431 common shares at a purchase price of $3.50 per share and warrants to purchase 228,576 common shares with an exercise price of $5.00 per share exercisable within five years from the date of issuance. We received $2.0 million in gross proceeds from this transaction, which was used for working capital and other general corporate purposes. We did not use a placement agent in this transaction. Three of the institutional purchasers in this transaction were investors in our November 2004 private placement of our Senior Secured Convertible Notes. We were required to file a registration statement for resale of the shares and shares issuable upon exercise of the warrants 30 days after October 12, 2005 and have the registration statement declared effective no later than 90 days after October 12, 2005.

The registration statement registering these shares was filed on February 27, 2006. Because this statement was not filed by November 12, 2005, we are required to pay $30,000 as liquidated damages to the investors as of November 12, 2005 and every thirty days thereafter until the registration statement is filed. We have included $79,000 as liquidated damages in non-cash interest through December 31, 2005. Additionally, if the registration statement is not declared effective by the SEC prior to January 12, 2006, we may be required to pay $30,000 as liquidated damages to the investors on January 12, 2006 and for every thirty days thereafter until the registration statement is declared effective.

The Emerging Issues Task Force (“EITF”) is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19”. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock,” and EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” because the maximum potential liquidated damages as described above may be greater than the difference in fair values between registered and unregistered shares, the value of the common stock subject to registration is to be classified as temporary equity until the registration statement becomes effective. Accordingly, we have classified the $1,026,374 carrying value of common stock subject to registration as temporary equity as of December 31, 2005.

Additionally, in accordance with EITF 00-19, and the terms of the above warrants, the fair value of the warrants at inception was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability will be reclassified to equity upon the effective date of the registration statement. The fair value of the warrants at inception, of $958,625, was calculated using the Black-Scholes option pricing model, using the following assumptions: stock price $4.26, exercise price $5.00, volatility 217%, risk free interest rate 3.00%, remaining contractual life 5 years and dividend yield of zero. On December 31, 2005, the fair value of the warrants was revalued and calculated at $778,270, using the Black-Scholes option pricing model, using the following assumptions: stock price $3.47, exercise price $5.00, volatility 217%, risk free interest rate 3.00%, remaining contractual life 4.87 years and dividend yield of zero. The decrease of $180,355 was reflected as a gain from revaluation of warrants in the consolidated statement of operations during the year ended December 31, 2005.

On August 5, 2005, we sold 500,000 of our common shares at a purchase price of $5.40 per share to certain institutional investors. Those shares were included in our Form S-3 “shelf” registration statement (File No. 333-122932), which was declared effective by the SEC in July 2005. We received gross proceeds of approximately $2.7 million from the transaction, which we used for working capital and other general corporate purposes. The purchasers in the August 2005 Equity Financing had a 30-day right, which expired on September 4, 2005, to purchase an additional aggregate of 225,000 of our common shares included in the “shelf” registration statement at a purchase price of $5.50 per share. On August 23, 2005, we filed a post-effective amendment to our “shelf” registration statement withdrawing exhibit 23.1, the consent of the independent registered accounting firm BDO Seidman, LLP. We stated in the post-effective amendment that we would not make any future sales from the “shelf” registration statement until we resolved the matter involving the consent.   On August 23, 2005, we reclassified the fair value of the Investment Right of $94,500 from equity to a liability pursuant to EITF 00-19. The fair value of the Investment Right was calculated using the Black-Scholes option pricing model, using the following assumptions: stock price $5.24, exercise price $5.50, volatility 138.18%, risk free interest rate of 3.33%, remaining contractual term of 12 days and dividend yield of zero.  The Investment Right expired, unexercised, on September 4, 2005, and the Investment Right liability was recorded in other income. As of the date of this filing, 1,500,000 of our common shares included in our “shelf” registration statement have not been sold. In February 2006, the SEC declared our Post-Effective Amendment No. 6 to the Shelf Registration Statement effective, and we believe that we may sell the balance of the securities remaining on the Shelf Registration Statement in compliance with the federal securities law, through use of the Shelf Registration Statement.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

In January 2005, 581,505 common shares with a value of $4,038,149 previously recorded as common shares issuable were issued. This included 50,500 shares valued at $123,625 issued to employees upon exercise of options at the end of 2004, 448,768 shares valued at $3,643,964 related to the prepayment of interest on the Argyle note mentioned below and 82,237 shares valued at $270,560 of other warrants exercised at the end of 2004.

Exercise of Stock Options and Warrants in 2005

During 2005, employee stock options for 213,606 common shares were exercised for $443,989 and warrants for 155,557 common shares were exercised for $92,000. Included in the warrant exercise are 105,557 shares issued upon the cashless exercise of 250,000 warrants.

Other expenses in 2005 totaling $22,000 relate to the valuation of an employee stock option issued with an exercise price lower than the market price on the grant date and are included in stock-based general and administrative expenses. This expense relates to an option granted in 2003.

Issuance of Warrant and Option for services in 2005

In June 2005, we issued a fully vested warrant to purchase 75,000 of our common shares to an unaffiliated investment bank for compensation for services provided pursuant to a service agreement. A value of $73,387 was assigned to the warrant using the Black-Scholes pricing model and the following assumptions: stock price $5.71, exercise price $7.50, historical volatility 65%, risk free interest rate 3%, dividend yield of zero and a contractual life of 12 months. This amount is included in stock-based general and administrative expenses.

In February 2005, we issued a fully vested warrant to purchase 75,000 common shares as payment to a sales agent. A value of $90,800 was assigned to the warrant using the Black-Scholes pricing model and the following assumptions: stock price $4.66, exercise price $4.50, historical volatility 64%, risk free interest rate 4.28%, dividend yield of zero and a contractual life of 10 months. This amount is included in stock-based general and administrative expenses.

Issuance of Shares in 2004

In December 2003, we completed a private placement of 1,000,000 common shares that were registered with the SEC in a “shelf” Registration Statement at a price of $5.00 per share for net proceeds of $4,955,255 received in December 2003. Prior to December 31, 2003, 300,000 of these shares were issued. The remaining 700,000 shares were reflected in common shares issuable at December 31, 2003 and were issued in January 2004. In addition, 120,082 shares were issued in 2004 pursuant to a warrant exercised in late 2003. The proceeds of approximately $306,000 had been received and were included in common shares issuable as of December 31, 2003.

On January 7, 2004, we issued 142,360 common shares with a value of $800,063 as a prepayment of interest on the Argyle notes for the interest due for 2004. Prepaid interest was computed using the closing price of the shares on January 6, 2004 of $5.62. This amount is fully amortized at December 31, 2004. On March 4, 2004, we issued an additional 71,676 common shares with a value of $338,311 as a prepayment of interest on the Argyle notes for the period January 1, 2005 to June 30, 2005 (see Note 3). Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. On December 22, 2004, we issued an additional 50,000 shares, and 448,768 shares became issuable (and were issued in January 2005) as a prepayment of interest on the Argyle notes for the period from July 1, 2005 through December 31, 2008. These shares had a value of $4,049,964 based on the closing price of the shares of $8.12 on December 21, 2004. The total prepaid interest on the Argyle notes for the period January 1, 2005 through December 31, 2008 was $4,388,275 at December 31, 2004, with $913,889 classified as a current asset and $3,474,386 classified as a noncurrent asset. At December 31, 2005, total prepaid interest is $3,471,398 with $1,157,133 classified as a current asset and $2,314,265 classified as a noncurrent asset.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

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

In October 2004, we issued a fully vested option to purchase 10,000 common shares to a consultant. The option was assigned a value of $53,850 using the Black-Scholes option pricing model and the following assumptions: stock price $5.75, exercise price $5.75, historical volatility 113%, a risk free rate of 3%, a dividend yield of 0 and a contractual life of 10 years. This amount is included in stock-based general and administrative expenses.

Other expenses in 2004 totaling $67,674 relate to the valuation of options granted to employees with an exercise price lower than the market price on the date of grant, and options granted to a director for additional services. All of these options were issued in years previous to 2004.

Issuance of Shares Under Installment Note

In November 2002, Greenpark Limited exercised its warrant to purchase 746,268 common shares at the exercise price of $2.00 per share, for an aggregate purchase price of $1,492,536. Under an installment agreement, Greenpark Limited was required to make periodic installment payments towards such aggregate purchase price. There was a 6% annual interest rate with respect to the balance of the share purchase price owed to us and all accrued interest is due with the final payment. We issued all of the 746,268 shares to Greenpark Limited in 2003. In consideration for the financing commitment by Greenpark Limited in the November 2004 Financing, we agreed to reduce by $600,000 the amount owed by Greenpark Limited to us under that certain warrant installment agreement, dated as of October 14, 2002. This amount was included in stock-based general and administrative expenses. We received the remaining outstanding balance, plus accrued interest during 2005.

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

Short-Swing Profits

In September 2004, Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer and a Director, disposed of 11,800 of our common shares at a sale price of $5.73 per share. Pursuant to the “short-swing profit” provisions of the Exchange Act, Mr. Olins subsequently disgorged $25,982 to us for the profit that he realized from his sale of our common shares. The total aggregate profit was calculated by using the lowest purchase prices at which Mr. Olins purchased 11,800 of our common shares during the six months immediately preceding September 20, 2004.

Issuance of Shares in 2003

On December 31, 2003, we issued 93,633 common shares upon the conversion of a short-term convertible note with an outstanding balance of $250,000. The conversion price was $2.67 per share. During 2003, we issued 1,344,827 common shares upon conversion to notes payable of $2,775,000 and accrued interest of $565,770 (See Note 3).

In August 2003, in a private equity financing transaction, we issued 1,212,061 common shares at $2.28 per share and 303,015 fully vested warrants, with a strike price of $3.29, and a term of five years in exchange for net proceeds of $2,538,852, with six purchasers, none of whom is our affiliate. In addition, warrants to purchase 48,482 shares were granted to the placement agent for the financing. There was no earnings impact for these warrants, as they were part of the net issuance costs.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

In May 2003, in a private equity financing transaction, we issued 2,796,325 common shares at $1.84 per share and 699,080 fully vested warrants with a strike price of $2.65 in exchange for net proceeds of $4,974,935. Of this amount, 1,357,441 shares and 339,360 warrants were purchased by Robert A. Olins, Chief Executive Officer, Secretary, Treasurer and a Director of our Company. Consequently, we recognized non-cash expense of $958,913 related to the deemed beneficial pricing Mr. Olins received; the expense consists of two components. First, an expense of $538,106, representing the fair value of the warrant issued to Mr. Olins was recognized in stock-based general and administrative expense using a Black-Scholes option pricing model and the following assumptions: stock price $2.15, historical volatility 105%, risk free rate of 2.27%, dividend rate of 0, and a contractual term of five years. Second, since the market price on the day of closing of $2.15 was higher than the issuance price of $1.84, a charge of $420,807 was recognized in stock-based general and administrative expenses for the 1,357,441 shares purchased by Mr. Olins.

In order to complete this equity financing, the outside investors required significant participation from Robert A. Olins. To achieve this, Mr. Olins borrowed funds to purchase his share of the financing. Our board of directors unanimously (except for Mr. Olins, who did not vote on this matter) approved reimbursements of $250,000 for certain expenses incurred in connection with the personal loan to Mr. Olins made by a bank, and $300,000, payable through the issuance of 130,435 common shares, for a finder’s fee that Mr. Olins was obligated to pay to an unaffiliated third party. Another shareholder of SpatiaLight, to whom we subsequently issued the 130,435 common shares, undertook Mr. Olins’ obligations to the finder. The $376,957 fair value of the 130,435 shares was included in stock-based general and administrative expense.

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
DECEMBER 31, 2005, 2004 AND 2003

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

In July 2003, we issued an option to one of our officers to purchase 800,000 common shares. The stock option was granted pursuant to the Amended and Restated Time Accelerated Restricted Stock Award Plan (“TARSAP”). The TARSAP was granted to the officer in the following manner: (i) 125,000 options which vested as of July 7, 2003 and which options expire on July 7, 2006 (35,000 options have an exercise price of $2.55 and 90,000 options have an exercise price of $12.50), and (ii) 675,000 options which vest upon the earlier of the achievement of certain performance tests within two years after the date of the grant or the second anniversary of the grant date. The options expire three years after they vest and become exercisable (175,000 of such options have an exercise price of $5.00, which vested on January 27, 2004, 225,000 of such options have an exercise price of $7.50 and 275,000 of such options have an exercise price of $12.50). Of the vested options, 25,000 were exercised at a price of $2.55 on December 30, 2004. The total expense recognized in 2003 under this agreement was $86,750 included in stock based general and administrative expense. The TARSAP was amended in July 2005 increasing the exercise price of 175,000 vested options from $5.00 per share to $7.50 per share and extending the vesting from the second anniversary to the fourth anniversary noted in (ii) above.

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

Stock-based general and administrative expenses discussed above are as follows:

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

	Years ended December 31,
	2005	2004	2003

Financing costs related to reduction of stockholder note	$—	$600,000	$—
Stock and options granted to employees and directors	22,000	67,674	195,387
Common stock and warrants expensed for services	164,187	263,850	385,663
Stock issued in connection with May stock purchase	—	—	376,957
Beneficial pricing on sale of stock and warrants to officers	—	—	958,913
Other	—	—	68,800
	$186,187	$931,524	$1,985,720

3. Short Term Loans and Notes Payable

Short Term Loan from a Related Party

On December 16, 2005, we borrowed $224,384 from Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer and a Director. Mr. Olins obtained these funds by drawing down on a personal line of credit from a bank, which is the same bank that we utilize for our domestic commercial banking requirements. Based upon discussions among Mr. Olins and other members of our Board of Directors, the Board authorized the repayment of the full principal amount of the loan plus interest at a rate of 8.25% per annum by February 16, 2006, the maturity date. The Board also authorized the reimbursement to Mr. Olins for a $30,000 fee that he was required to pay to the bank. The interest rate and the fee are on the same terms that Mr. Olins obtained from the bank. The unsecured loan was repaid by the due date and the fee was reimbursed to Mr. Olins.

Short Term Loans

In the third and fourth quarter of 2005, our wholly-owned subsidiary SpatiaLight Korea, Inc. entered into unsecured revolving credit facilities with three separate South Korean banks. Two of these credit facilities bear fixed interest rates of 8.79% and 10.88% per annum, respectively, and the other credit facility bears a variable interest rate at December 31, 2005 of 6.82% per annum, which is benchmarked against the yield of a 365-day Korean bank debenture. Interest under each of the credit facilities is payable monthly. As of December 31, 2005, there was 569,179,151 Korean Won (approximately $572,000) drawn down against these credit facilities with 130,820,849 Korean Won (approximately $131,475) remaining available on the credit facilities. We are required to repay funds on the credit facilities by the final termination dates of each of the respective credit facilities, which are currently as follows: 177,784,033 Korean Won (approximately $178,673) by April 10, 2006, 195,257,863 Korean Won (approximately $196,234) by September 22, 2006 and 196,137,255 Korean Won (approximately $197,118) by October 27, 2006.

Convertible Notes

Convertible notes at December 31, 2005 consist of the following:

Argyle Notes

In 1998, we received $1,188,000 in cash in exchange for notes payable in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer, and a Director. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all of our assets, although these Notes are subordinated to the Senior Secured Convertible Notes described below. Both principal and interest are convertible into our common shares at $0.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

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

We paid interest payable on the Argyle notes by issuing 142,360 common shares with a market value of $354,476 in 2003, and 142,360 common shares with a market value of $800,063 in 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense.

On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest payable on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,768 common shares, as a prepayment of interest payable on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of December 31, 2005, total prepaid interest on the Argyle notes for the period January 1, 2006 to December 31, 2008 is $3,471,398 with $1,157,133 classified as a current asset, and $2,314,265 classified as a non-current asset.

Interest expense includes non-cash interest expense of $283,196 in 2003, $728,780 in 2004 and $845,957 in 2005. The non-cash interest expense results from the beneficial conversion price of interest payable, which is convertible into common shares at $0.50 per share, and was computed as the excess of the market price of the shares issued for the interest over accrued interest payable.

At December 31, 2005, the carrying value of the Argyle notes totaled $1,188,000 representing the unpaid principal balance.

Senior Secured Convertible Debt Financing

On November 30, 2004, we completed a non-brokered private placement of $10 million of senior secured notes (the Senior Secured Convertible Notes). The Senior Secured Convertible Notes accrue interest at 10% per annum, payable quarterly, and the interest is payable in cash or common shares, at our option if certain conditions, such as the availability of an effective registration statement pursuant to which resales may be made or the availability of Rule 144(k) for resale of the common shares underlying our Senior Secured Convertible Notes are met. The value of the shares for the purposes of calculating interest payments shall be equal to the 20-day trailing average of the volume weighted average prices of our common shares at the end of each quarterly interest period. The Secured Convertible Notes are due November 30, 2007.

The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The Senior Secured Convertible Notes are senior to notes that we issued to Argyle Capital Management Corporation, which is wholly owned by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer and a director based upon an Intercreditor Agreement. The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea. In addition, under the terms of the November 2004 Financing, we are prohibited from using the proceeds from the financing to repay debt or to pay dividends.

We were required under an amended registration rights agreement, to file a registration statement for resale of the shares issuable upon conversion of the notes and to maintain its effectiveness to allow the holders of our Senior Secured Convertible Notes to convert their notes and sell the underlying common shares freely. We reported in Post Effective Amendment No. 2 to our registration statement on Form S-3 relating to the Senior Secured Convertible Notes (Reg. No. 333-122391), that in late August 2005 we advised the holders of our Senior Secured Convertible Notes that until the matter concerning the filing of an unauthorized consent of our former auditors, BDO Seidman LLP, is resolved, no sales may be made using the prospectus which is the subject of that registration statement. One of the noteholders of our Senior Secured Convertible Notes, Portside Growth & Opportunity Fund, an affiliate of Ramius Capital Group, LLC, advised us several months thereafter that due to the filing of that post-effective amendment, the noteholder believes that we are obligated under a registration rights agreement to pay each noteholder liquidated damages in cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter, until the matter concerning the consent is resolved. That amount would equal $534,000 as of December 31, 2005. However, we do not believe that we are contractually obligated to make those payments and therefore we have not accrued for the alleged liquidated damages. However, should the Noteholders pursue their claim for liquidated damages pursuant to the registration rights agreement and prevail on their claim in a court of law, the alleged liquidated damages would immediately become due and payable. In February 2006, Post-Effective Amendment No. 6 to the registration statement referenced above was declared effective by the SEC.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

In a letter that we received on December 12, 2005, one of the holders of our 2004 notes, Portside, notified us of two alleged events of default under their note set forth below. In a letter that we received on December 13, 2005, another holder of our 2004 Notes, Smithfield Fiduciary LLC, an affiliate of Highbridge Capital Management, LLC, notified us only with respect to the second alleged event of default. In a letter that we received on February 9, 2006, Portside notified us of a third alleged event of default under their note, as set forth below. Each of these notices call for us to redeem the entire $4.5 million principal amount of the Portside and Smithfield 2004 Notes, or $9.0 million in the aggregate, plus a redemption premium of $675,000 to each of these holders of the 2004 notes pursuant to Section 12(a) of their Notes. Furthermore, the Notes provide for the 10% per annum interest rate to increase to 12% in the event of a default under the Notes.

The following are the alleged events of default: (i) Registration Statement Failure pursuant to Section 4(a)(i) of their Note - Based upon the filing of our first Post-Effective Amendment to the Registration Statement described above; (ii) Failure to Make Interest Payment pursuant to Section 4(a)(v) of their Note - Based upon a claim that we did not make a November 2005 interest payment timely; and (iii) Entering into debt financing transactions prohibited pursuant to Section 4(a) (xi) of their Note - Based upon a claim that certain debt financing transactions that we have entered into are not permitted under the Note.

We believe, after review with outside legal counsel, that these allegations lack merit and would not entitle the Noteholders to call the notes and other remedies that they are seeking. With respect to the first alleged event of default concerning the alleged registration maintenance failure, we contend that the filing of our post-effective amendments to the registration statements registering the underlying common shares did not and does not constitute an event of default under Section 4(a)(i) of the Portside Note. We contend that the second allegation of default is incorrect because on November 30, 2005 (the interest due date), we tendered payment by forwarding checks payable to Portside, Smithfield and the other holders of the 2004 notes by overnight courier to an attorney representing the holders for the full amounts of the relevant quarterly interest payments. That attorney did not distribute the checks to the four holders (although located in the same city), but instead returned the checks to us in California. We have since tendered payment of the full interest amount owing to all of the holders via federal funds wire into designated accounts for each of these parties. We contend that the third allegation of default lacks merit because we believe that the debt financing transactions that we have entered into are permitted under their Note and, even if deemed not permitted, do not constitute a breach or failure in any material respect under the Note.

We believe that Portside has undertaken to make allegations of events of default that lack merit in an attempt to achieve its objective of amending the terms of its Note to its advantage, including a reduction in the conversion price of the Notes or an acceleration in repayment of principal on its Note, although that principal is not due and payable until the Note's maturity date, which is November 30, 2007. We have rejected its offers in this regard, and plan to vigorously defend our position.

If the Noteholders prevail in calling the Notes, the entire $10 million debt obligation would become due and payable immediately, including the redemption premiums of $1.5 million and liquidated damages of $605,000. We have not accrued the above described redemption premiums or liquidated damages as of December 31, 2005.

In consideration for Argyle entering into the Intercreditor Agreement, our Board of Directors authorized us to enter into an extension and modification agreement with Argyle with respect to the Argyle Notes (the Extension Agreement) under which the due date of the Argyle Notes was extended to December 31, 2008.

Under the terms of the November 2004 Financing, Robert A. Olins and Greenpark Limited, an unaffiliated shareholder, jointly and severally committed, in the event that the Board of Directors determines that such financing is necessary, to provide us with up to an additional $6 million in future financing on terms and conditions to be determined at the time of any such transaction. That financing commitment shall be reduced by any funds that we receive from future sales or exercises of our equity, debt or derivative securities, including the sale of our common shares under the prospectus that we filed with the SEC on January 28, 2005, as a part of a “shelf” registration process. As of the date of this filing, taking into account the October 2005 Private Placement and stock option exercises, we had received an aggregate total of greater than $6 million, thereby fulfilling the commitment by Mr. Olins and Greenpark Limited.

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

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

Fair Value Date*	Fair Value	Gain Recognized for Quarter	Cumulative Gain	Current Stock Price	Volatility	Risk-Free Interest Rate	Contractual Term

November 30, 2004	$1,072,248	$—	$—	$8.83	67%	2.50%	1 year
December 31, 2004	$659,874	$412,374	$412,374	$8.95	52%	2.50%	8 months
March 31, 2005	$8,639	$651,235	$1,063,609	$5.05	49%	2.50%	5 months
June 30, 2005	$2,102	$6,537	$1,070,146	$5.67	54%	3.00%	2 months
September 30, 2005	$—	$2,102	$1,072,248	$—	—	—	expired

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

Other Notes Paid or Converted in 2003

In each of the months of December 1999 and November 2000, we received cash and issued convertible notes of $1,437,500, for a total of $2,875,000. The notes and accrued interest were convertible at $2.75 per share. The notes were extended on June 15, 2001, and again on September 30, 2002. During 2003, we repaid $100,000 and the remaining principal balance of $2,775,000 plus accrued interest of $565,770 was converted into 1,344,827 common shares.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

Activity in convertible notes payable for 2005 and 2004 is as follows:

Debt Principal:	Balance at December 31, 2004	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at December 31, 2005
Argyle	$1,188,000	$—	$—	$—	$1,188,000
Argyle discount	(11,000)	—	11,000	—	—
November financing	10,000,000	—	—	—	10,000,000
November financing discounts for:
Beneficial conversion feature	(152,260)	—	52,200	—	(100,060)
Reimbursement of investor's legal fees	(97,222)	—	33,333	—	(63,889)
AIR or note purchase option	(1,042,378)	—	358,440	—	(683,938)
Total Convertible Notes	$9,885,140	$—	$454,973	$—	$10,340,113

Accrued Interest:
Accrued Argyle 6%	$—	$71,280	$—	$(71,280)	$—
Beneficial interest	—	845,597	—	(845,597)	—
November financing	84,932	1,002,740	(1,002,740)	—	84,932
Total Accrued Interest	$84,932	$1,919,617	$(1,002,740)	$(916,877)	$84,932

Debt Principal:	Balance at December 31, 2003	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at December 31, 2004
Argyle	$1,188,000	$—	$—	$—	$1,188,000
Argyle discount	(33,000)	—	22,000	—	(11,000)
November financing	—	10,000,000	—	—	10,000,000
November financing discounts for:
Beneficial conversion feature	—	(156,610)	4,350	—	(152,260)
Reimbursement of investor's legal fees	—	(100,000)	2,778	—	(97,222)
AIR or note purchase option	—	(1,072,248)	29,870	—	(1,042,378)
Total Convertible Notes	$1,155,000	$8,671,142	$58,998	$—	$9,885,140

Accrued Interest:
Accrued Argyle 6%	$—	$71,280	$—	$(71,280)	$—
Beneficial interest	—	728,780	—	(728,780)	—
November financing	—	84,932	—	—	84,932
Total Accrued Interest	$—	$884,992	$—	$(800,060)	$84,932

Non-cash interest expense is as follows:

	2005	2004	2003
Amortization of Alabama Group discount	$—	$—	$161,829
Amortization of Argyle discount	11,000	22,000	132,000
Amortization of 2004 notes discounts	443,973	36,998	—
Potential registration rights payment	—	—	—
Liquidated damages	79,000	—	—
Beneficial conversion privileges of interest on Argyle convertible debt	845,597	728,780	283,196
Amortization of prepaid financing costs	50,936	3,258	—
Other (See Note 2)	—	—	6,647
Total non-cash interest expense	$1,430,506	$791,036	$583,672

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

4.              Balance Sheet Components

Inventory as of December 31 consists of the following:

	2005	2004
Raw materials	$796,770	$691,168
Work-in-progress	17,043	31,684
Finished goods	294,287	450,462
	1,108,100	1,173,314
Inventory reserve	(351,377)	—
Total Inventory, net	$756,723	$1,173,314

Property and equipment as of December 31, consists of the following:

	2005	2004
Building	$4,360,663	$—
Other equipment and instruments	2,659,653	1,901,333
Machinery and manufacturing equipment	1,141,726	—
Office furniture and fixtures	590,696	545,201
Tooling	371,700	344,890
Leasehold improvements	175,654	175,654
Computer software	141,106	—
Computer hardware	74,003	—

Total property, plant and equipment	9,515,201	2,967,078
Accumulated depreciation	(2,701,681)	(2,108,866)
Property, plant and equipment, net	$6,813,520	$858,212

Accrued expenses and other current liabilities as of December 31, consist of the following:

	2005	2004
Deferred rent	$269,843	$314,611
Accrued compensation	184,283	246,967
Construction in progress liabilities	—	1,800,603
Accrued interest on senior secured convertible notes	84,932	84,932
Liquidated damages	79,000	—
Accrued legal and accounting related services	741,855	72,752
Other	29,514	13,681
Total accrued expenses and other current liabilities	$1,389,427	$2,533,546

We incurred depreciation and amortization expense of $728,383, $575,391 and $393,302 for the years ended December 31, 2005, 2004 and 2003, respectively.

Rent expense related to operating leases for 2005, 2004 and 2003 was $675,339, $585,897 and $523,995, respectively.

We lease our office space under a non-cancelable operating lease. The lease expires in August 2009 and is subject to escalations in rent. Rent expense is recorded evenly over the lease term. Deferred rent of $269,843 and $314,611 is recorded as of December 31, 2005, and 2004, respectively.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

Future lease obligations under non-cancelable operating leases as of December 31, 2005 are as follows:

Year	Amount
2006	$501,083
2007	476,674
2008	471,768
2009	320,651
2010	—
Total	$1,770,176

In September 2004, we entered into a fifty year term lease with the Gyeongnam provincial government for 8.3 acres of undeveloped land in Jinsa, Gyeongnam province in South Korea. We leased the land for the purpose of constructing a state-of-the-art manufacturing facility with the anticipated capacity to meet mass production-scale demand from our customers and prospective customers. We have received a 100% land lease payment exemption because the land has been designated a “free economic zone” by the South Korean national government and the South Korean government also certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our “high technology” certification.

5. Income Taxes

Income taxes consist primarily of state minimum taxes. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

	2005	2004	2003

Computed tax benefit at federal statutory rate	$(4,768,000)	$(3,185,000)	$(3,236,000)

Federal research and development credit	(81,000)	(91,000)	(103,000)
Permanent differences, primarily nondeductible interest and loss in foreign subsidiary	1,050,000	401,000	207,000
Changes in valuation allowances	4,967,000	3,869,000	3,339,000
State tax benefit, net of effect on federal income taxes	(670,000)	(252,000)	(586,000)
Other, net	(495,700)	(740,525)	379,000

Total tax expense	$2,300	$1,475	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, is presented below:

	2005	2004

Deferred tax assets:

Federal net operating loss carryforwards	$24,168,000	$20,140,000
State income tax effects and credits	5,186,000	4,128,000
Accrued expenses	28,000	26,000
Federal research and development credits	1,031,000	978,000
Options and warrants	883,000	1,139,000
Other	361,000	279,000
Gross deferred tax assets	31,657,000	26,690,000
Valuation allowance	(31,657,000)	(26,690,000)

Net deferred tax assets	$—	$—

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

The net change in the total valuation allowance was $4,967,000 $3,869,000 and $3,339,900 in 2005, 2004 and 2003, respectively. As of December 31, 2005, we had net operating loss carryforwards of approximately $71.1 million for federal and $64.8 million for state tax purposes, respectively, which expire in varying amounts from 2006 through 2025 for federal purposes and through 2015 for state purposes. In addition, as of December 31, 2005, we had research and development carryforwards of approximately $1,031,000 for federal tax purposes, which will begin to expire in 2008 and $1,180,000 for state tax purposes, which do not expire.

The Company analyzes its deferred tax assets with regard to potential realization. The Company has established a full valuation allowance on its deferred tax assets because management could not conclude that it was more likely than not that such deferred tax assets would be realized.

Under the provisions of the Internal Revenue Code, should substantial changes in our ownership occur, the utilization of net operating loss carryforwards might be limited.

Deferred tax assets resulting from net operating losses attributable to certain stock option exercises and warrant issuances could result in a cumulative $3,800,000 credit to additional paid-in capital instead of reducing income tax expense if realized.

6.              Stockholders’ Equity (Deficit)

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

Options under the Plan are granted to Executive Officers at the discretion of the Board of Directors/Compensation Committee. Options granted to employees and consultants are at the discretion of the CEO. Options generally expire 10 years from the date of grant and, in general, vest and become exercisable 50% at the end of year one and 50% at the end of year two. Changes to the vesting period may be made at the discretion of the Board of Directors/Compensation Committee.

The following is a status of the options under the Plan and outside of the Plan and a summary of the changes in options outstanding during 2005, 2004 and 2003:

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

	Number of Shares	Weighted Average Exercise Price
Outstanding January 1, 2003	5,560,833	$3.17

Options granted under the plan	738,750	$2.36
Options granted outside the plan	800,000	$7.89
Options exercised	(149,750)	$1.12
Options cancelled	(1,987,500)	$4.79

Outstanding December 31, 2003	4,962,333	$3.26
Options granted under the plan	1,122,500	$5.39
Options exercised	(465,083)	$2.49
Options cancelled	(161,250)	$4.43

Outstanding December 31, 2004	5,458,500	$3.89
Options granted under the plan	735,000	$5.03
Options exercised	(213,606)	$2.08
Options cancelled	(97,500)	$5.90

Outstanding December 31, 2005	5,882,394	$4.06

At December 31, 2005, 1,635,000 of the options outstanding were granted outside of the Plan. Options exercisable as of December 31, 2005 and 2004 totaled 5,302,394 and 4,128,917 options, respectively, at a weighted average exercise price of $3.55 and $2.84 per share, respectively. Of the options exercisable as of December 31, 2005, 1,135,000 options were issued outside of the Plan at a weighted average exercise price of $2.91.

The weighted average fair value of options granted during 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Exercise price equals market price	$5.03	$2.18	$2.49
Exercise price is less than market price	—	—	4.07
Exercise price is more than market price	—	—	2.24

Additional information regarding options outstanding as of December 31, 2005 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.01 - 12.50	365,000	3.5	$12.50	90,000	$12.50
$8.01 - 9.00	10,000	8.9	$8.35	10,000	$8.35
$7.01 - 8.00	400,000	3.0	$7.50	175,000	$7.50
$6.01 - 7.00	10,000	7.7	$6.73	10,000	$6.73
$5.01 - 6.00	982,500	8.0	$5.42	982,500	$5.42
$4.01 - 5.00	877,500	8.7	$4.93	797,500	$4.92
$3.01 - 4.00	489,444	6.1	$3.60	489,444	$3.60
$2.01 - 3.00	1,513,750	6.6	$2.38	1,513,750	$2.38
$1.01 - 2.00	962,000	5.5	$1.51	962,000	$1.51
$0.25 - 1.00	272,200	2.3	$0.65	272,200	$0.65
	5,882,394			5,302,394

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

At December 31, 2005, 806,666 options were available for future grants under the Plan.

Warrants outstanding and exercisable

Additional information regarding warrants outstanding as of December 31, 2005 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Outstanding at December 31, 2005	Remaining Contractual Life (Yrs.)
$ 2.65	323,296	2.4
$ 3.29	123,465	2.6
$ 5.00	228,576	4.8
$ 7.50	75,000	4.5
	750,337

Diluted net loss per share

Diluted net loss per share does not include the effect of the following potential common shares at December 31:

	2005	2004	2003

Shares issuable under stock options	5,882,394	5,458,500	4,962,333

Shares issuable pursuant to warrants to purchase common shares	750,337	746,761	1,297,626

Shares of convertible notes on an "as if converted" basis	3,404,807	3,404,807	2,376,000

The weighted average exercise price of stock options outstanding was $4.06, $3.89, and $3.26 as of December 31, 2005, 2004, and 2003 respectively. The weighted average exercise price of warrants was $3.96, $3.12, and $2.92 per share as of December 31, 2005, 2004 and 2003, respectively.

7.            Quarterly Results (Unaudited)

Summarized unaudited condensed combined results of operations for each quarter of the years ended December 31, 2005 and December 31, 2004 are as follows:

Fiscal Year Ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2005
Revenue	$97,759	$41,149	$58,457	$40,359
Gross margin	$27,915	$(47,895)	$965	$(1,500,350)
Net loss	$2,148,535	$3,524,447	$3,620,751	$4,730,906
Basic and diluted loss per share	$(0.06)	$(0.10)	$(0.10)	$(0.13)

Fiscal Year Ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2004
Revenue	$319,100	$540,775	$268,200	$32,903
Gross margin	$(27,582)	$115,126	$143,010	$(51,858)
Net loss	$1,945,893	$2,333,977	$2,148,351	$2,938,780
Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.06)	$(0.08)

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

8. Inventory Valuation Accounts

	Balance at Beginning of Period	Additions - Charged to Expense	Deductions - and Writeoffs Charged to Reserves	Balance at End of Period

Year ended December 31, 2005
Inventory allowance	$—	$351,377	$—	$351,377
Year ended December 31, 2004
Inventory allowance	$210,000	$—	$210,000	$—
Year ended December 31, 2003
Inventory allowance	$286,000	$311,000	$387,000	$210,000

9. Commitments and Contingencies

Lease Commitments

Our lease commitments are described in Note 4.

Alleged Events of Default on Senior Secured Convertible Notes

Certain allegations of events of default related to the November 30, 2004 Financing have been communicated to us as more fully described in Note 3.

Other

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

U.S. Securities and Exchange Commission Investigation

As previously reported in our post-effective amendments to the Form S-3 Registration Statement registering the common shares underlying the Senior Secured Convertible Notes (the “Financing Registration Statement”) (File No. 333-122391) and the Form S-3 Registration Statement registering common shares on a “shelf” (the “Shelf Registration Statement”) (File No. 333-122392), we filed an unauthorized consent of BDO Siedman to Amendment Nos. 5 and 6 to the Financing Registration Statement and to Amendment Nos. 3 and 4 to the Shelf Registration Statement in order to incorporate by reference their report on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003, respectively. Although we received the requisite authorized consents from BDO Seidman to the incorporation by reference their report on of the consolidated financing statements into the Financing Registration Statement and the Shelf Registration Statement when initially filed and in subsequent amendments thereto (and BDO Seidman has not withdrawn these subsequent consents), we did not receive the requisite authorization from BDO Seidman to file its consent as an exhibit to the penultimate and final pre-effective amendments to either the Financing Registration Statement or the Shelf Registration Statement (i.e. Amendment Nos. 5 and 6 and Amendment Nos. 3 and 4 to the respective registration statements). The penultimate and final pre-effective amendments to both the Financing Registration Statement and the Shelf Registration Statement were filed with the SEC on July 27, 2005. The disclosure contained in these penultimate and final pre-effective amendments did not relate in any way to our fiscal year 2002 and 2003 consolidated financial statements.

The Audit Committee of our Board of Directors conducted an investigation and review of the developments pertaining to the BDO Seidman consent issue with the assistance of independent counsel.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

The Audit Committee delivered its draft report, dated October 31, 2005, to our Chief Executive Officer, Robert A. Olins. The Report concluded that the evidence does not support a finding that any of our employees included the unauthorized BDO consents in the amendments to the Registration Statements referred to above with fraudulent intent or with specific knowledge that BDO Seidman had not authorized the filing of these consents. It concluded that the evidence was consistent with our inclusion of the consents due to lack of communication, a series of misunderstandings and/or a failure of inquiry. As to Mr. Olins, the Report concluded that the Audit  Committee found no evidence that Mr. Olins was informed that BDO Seidman had not authorized the filing of these consents. However, it also found no evidence that Mr. Olins inquired or determined whether BDO Seidman had in fact authorized inclusion of the consents in these filings. The Audit Committee Report determined that Mr. Olins, as our Chief Executive Officer, did not exercise sufficient diligence in supervising the filing of the amendments to the Registration Statements, that this was a particularly serious failing in light of the SEC having highlighted the need for consents from BDO Seidman, and that as CEO he bears responsibility for the filings. The Audit Committee also stated its belief that, throughout the process of preparing and filing the amendments to the Registration Statements, Mr. Olins acted with our best interests and the best interests of our shareholders in mind, and that his lack of diligence was not motivated by self-interest and that nothing related to this incident personally benefited him financially.

The Audit Committee recommended three remedial actions. It concluded that the membership of the Board of Directors should be supplemented with a financial expert within the meaning of SEC rules. It also concluded that we must improve our corporate governance and disclosure controls, including hiring a full-time Chief Financial Officer and a Controller (who can be the same person). It further concluded that by reason of Mr. Olins' responsibility as CEO for supervision of corporate filings, he should reimburse us for the sum of $50,000, a portion of the costs incurred by us by reason of the unauthorized BDO Seidman consents and the resulting inquiries. In compliance with the Audit Committee Report, in December 2005, Mr. Olins made the $50,000 payment to reimburse the Company. To date, our Board of Directors has not been supplemented with a financial expert and we have not hired a fulltime CFO or Controller.

We have been advised by the Staff of the SEC that the Staff is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO consent. We have been cooperating fully with the Staff with respect to this matter.

Other matters

Following the filing in July 2005 of amendment number 6 to the Financing Registration Statement and amendment number 4 to the “shelf” registration statement, which contained the unauthorized consents referred to above, the Staff of the SEC declared both of the registration statements effective. In August 2005, we filed post-effective amendments number 1 to both of these registration statements (those post-effective amendments were subsequently withdrawn and replaced by additional post-effective amendments), which disclosed the filing of the unauthorized consents.

Because both registration statements were used to sell common shares after the Staff of the SEC declared the registration statements effective, it is conceivable that there may be litigation against us or our officers or directors under Section 11 of the Securities Act. Although we do not believe that the filing of an invalid consent constitutes a materially misleading statement or an omission to disclose a material fact within the meaning of Section 11 of the Securities Act, a contrary determination could result in a liability for us.

At present, we are unable to ascertain the exact amount of damages, if any, to which we could potentially be subject under a Section 11 claim instituted by any persons who directly purchased shares pursuant to those registration statements. Furthermore, at this date, we cannot ascertain the amount of damages, if any, for which we could be liable for claims instituted by any subsequent purchasers who could trace the shares purchased by them to those registration statements. In August 2005, we sold 500,000 common shares to three institutional purchasers for $5.40 per share pursuant to the “shelf” registration statement referenced herein. Each of those investors has since represented to us in writing, in connection with a separate transaction, that they have disposed of all of those shares. One of those institutional investors has represented to us that it sold those shares at a sale price at or higher than its purchase price from us. We believe, based upon discussions with the other two investors, that they sold their shares at a sale price of not lower than $4.25 per share. Therefore, we believe that our maximum damages pursuant to Section 11 claims from direct purchasers, which we would fully contest, would be $385,250, or the difference between the two investor’s purchase price and lowest believed resale price, multiplied by the 335,000 shares that they purchased and then resold.

In addition to any damage claims, which may be material to our financial condition, any lawsuit alleging securities law violations could require us to expend significant financial and managerial resources.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

10. Subsequent Events

In mid-January 2006, we issued and sold 1,300,000 of our common shares in a private placement to three institutional investors. The purchase price of the common shares was $2.62 per share. We received approximately $3.4 million in gross proceeds, before issuance costs, from the sale of these shares, which were used for working capital and other general corporate purposes, including the repayment of certain short-term debt obligations. We are required under a registration rights agreement, to file a registration statement for the resale of the shares within 30 calendar days after January 12, 2006 and have the registration statement declared effective no later than 90 calendar days after January 12, 2006. The latter may be extended to no later than 120 calendar days if the registration statement is subject to review, comments or other actions by the SEC. As the registration statement was not filed by February 11, 2006 or may not be declared effective prior to April 12, 2006, we may be required to pay an amount equal to 5% of the aggregate purchase price or $170,300 as partial liquidated damages when each of these dates occur and an additional $170,300 for every 30 days thereafter up to six months. After six months, the percentage increases to 10% or $340,600 for each additional 30 days.

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

During each of the fiscal year ended December 31, 2003 and the fiscal year ended December 31, 2002, and the subsequent interim period from January 1, 2004 through December 6, 2004, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

We provided a copy of the foregoing disclosures to BDO Seidman prior to our filing of the Current Report on Form 8-K/A on December 22, 2004 (the “Form 8-K/A”) and requested that BDO Seidman furnish us with a letter addressed to the SEC stating whether or not it agrees with the statements in Item 4.01 of the Form 8-K/A. A copy of the letter furnished in response to that request (as required by Item 304 (a)(3) of Regulation S-K) dated December 10, 2004, is filed as Exhibit 16.1 to the Form 8-K/A.

On December 10, 2004, our Audit Committee engaged Odenberg, Ullakko, Muranishi & Co. LLP (OUM) as our independent public accountant. We did not, nor did anyone on our behalf, consult OUM during our two (2) most recent fiscal years and during the subsequent interim period prior to our engagement of OUM regarding the application of accounting principles to a specified transaction (completed or proposed) or the type of audit opinion that might be rendered on our financial statements. The Audit Committee’s decision was based upon a review of competitive bids submitted from various accounting firms.

Item 9A. Controls and Procedures.

Disclosure Controls and Internal Controls. As of December 31, 2005, management of our Company, under the supervision of our principal executive and financial officer (CEO), evaluated (the Controls Evaluation) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls).

Limitations on the Effectiveness of Controls. Our CEO does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have only had limited revenue derived from the sale of our microdisplay products in the current reporting period and since we commenced operations. While the Controls Evaluation has accounted for such limited sales and revenue, new or additional controls may or may not be required once we begin selling our microdisplay products in increased volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in increased volume in the ordinary course of business) because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2005, the end of the period covered by this Annual Report, our CEO conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s CEO, to allow timely decisions regarding required disclosure. Based on his evaluation, for the reasons set forth below, the CEO has concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of the CEO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. An internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in its report entitled “Internal Control—Integrated Framework.”

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It is also a process that involves human diligence and compliance and may be subject to lapses in judgment and breakdowns resulting from human judgments. Internal control over financial reporting can also be circumvented by collusion or improper management override. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

As a result of our assessment, performed on the basis of the COSO criteria, management has identified the material weaknesses in annual financial reporting set forth below, and has concluded that, based on the specified criteria, we did not maintain effective internal control over financial reporting as of December 31, 2005.

The material weaknesses identified were:

•	Our corporate governance is deficient because:

o	We do not have a corporate governance or disclosure committee.

o	Our Audit Committee does not have a financial expert (as defined by SEC rules).

•
We lack information technology controls and procedures that would likely prevent unauthorized access to the accounting and financial systems, and ensure that the accounting and financial records are recoverable in the event of a disaster.

•
We do not currently have a chief financial officer to work with the chief executive officer and chief operating officer in overseeing and monitoring complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the consolidated financial statements except as set forth under remediation plans.

•	We have inadequate controls and procedures (1) to monitor the tracking and movement of inventory, and (2) to prevent and detect the unauthorized use of inventory due to an inadequate segregation of duties. The employee who performs the periodic physical inventory counts also has access to the inventory and inventory records.

•
The Company has not implemented effective internal controls over the financial reporting at its wholly owned foreign subsidiary operating in South Korea. The Company’s review and supervision of the subsidiary’s accounting functions are inadequate, as are the policies and procedures for such review and supervision. These deficiencies could result in a material misstatement to the annual and interim consolidated financial statements that may not be prevented or detected.

•	The Company did not have formal procedures to prevent the filing of a registration statement with the U.S. Securities and Exchange Commission without obtaining the required accountant’s consents.

•
The Company does not maintain formal accounting policies and procedures for the proper analysis, review and approval of the accounting for transactions under GAAP, nor does the Company have formal accounting policies and procedures to ensure proper recording of journal entries, review of reconciliations and account analysis, and effective segregation of duties. Affected areas of accounting include critical accounting processes such as revenue recognition, inventory accounting, allowance for doubtful accounts, intercompany reconciliations, and financial statement consolidation.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described in the preceding paragraph, management believes that, as of December 31, 2005, the company's internal control over financial reporting was not effective based on those criteria.

Remediation Plans

Management has reported to the Audit Committee the identification of the material weaknesses identified in its assessment. We intend to pursue the following corrective actions during fiscal year 2006 to address the material weaknesses we have identified. Our remediation plans include:

Corporate governance - We have not taken any steps, as of the date of this filing, to address the material weaknesses relating to the facts that we do not have a corporate governance or formal disclosure committee, and that the audit committee does not have a financial expert, as defined by SEC rules. We do not presently have specific plans with respect to adding a director who would constitute a financial expert or with respect to establishing a corporate governance or formal disclosure committee.

Information Technology controls - Navision, from the accounting perspective, was substantially implemented in our California office in July 2005. Navision’s warehousing application, which covers inventory and manufacturing, was substantially implemented in our California office in November 2005. We anticipate that Navision will become active in our offices in South Korea by the end of the second quarter of 2006.

In connection with the implementation of Navision, we are implementing systematic controls designed to prevent unauthorized access to our accounting and financial systems, which we believe that Navision will facilitate. We have hired a full-time Network Administrator and we are in the process of improving our physical and electronic back-up and storage procedures to help ensure that our accounting and financial records will be recoverable in the event of a disaster. We believe that security will be fully implemented in our Navision software in the United States by the end of the first quarter, 2006 and in Korea by the end of the second quarter, consistent with the overall implementation of Navision in Korea.

Chief Financial Officer (CFO) and Corporate Controller - During the second quarter of 2005, we hired a Corporate Controller, Assistant Vice President of Accounting and Finance, at which time we discontinued our search for a CFO based upon management’s belief that because we had hired a highly qualified full-time corporate controller, such person obviated the need for us to hire a CFO.  Subsequently, on August 23, 2005, our Corporate Controller resigned.  We presently have a senior consultant working on a part-time basis with our accounting department carrying out certain core functions of a Corporate Controller. However, we are not currently seeking to hire a full time CFO and/or a Corporate Controller.

Controls and procedures with respect to certain aspects of public filings with the SEC - The Audit Committee of our Board of Directors has conducted an independent review of the circumstances pertaining to the issue of the filing with the SEC of consents of our former independent registered public accounting firm, BDO Seidman LLP, without their requisite authorization, as described in the post-effective amendments on Form S-3 that we filed with the SEC on August 23, 2005 (Registration No.'s 333-122391 and 333-122392). As part of this review, the Audit Committee investigated how and why unauthorized consents of BDO Seidman were filed in the final and penultimate amendments to these Form S-3 registration statements.

The Audit Committee recommended three remedial actions. It concluded that the membership of the Board of Directors should be supplemented with a financial expert within the meaning of SEC rules. It also concluded that we must improve our corporate governance and disclosure controls, including hiring a full-time Chief Financial Officer and a Controller (who can be the same person). It further concluded that by reason of Mr. Olins' responsibility as CEO for supervision of corporate filings, he should reimburse us for the sum of $50,000, a portion of the costs incurred by us by reason of the unauthorized BDO Seidman consents and the resulting inquiries. In compliance with the Audit Committee Report, in December 2005, Mr. Olins made the $50,000 payment to reimburse the Company. To date, our Board of Directors has not been supplemented with a financial expert and we have not hired a fulltime CFO or Controller.

Controls and procedures over inventory - The Navision software implementation has required that additional policies and procedures be adopted and our management believes that this will assist in addressing the identified inadequate controls and procedures described in the Controls Evaluation. During the fourth quarter of 2005, we started using Navision to track inventory movement and calculate standard costs. During the fourth quarter of 2005, we started using Navision to track inventory movement and calculate standard costs.

Controls and procedures over our South Korean subsidiary - Navision, from the accounting perspective, was substantially implemented in our California office in July 2005. Navision’s warehousing application, which covers inventory and manufacturing, was substantially implemented in our California office in November 2005. We anticipate that Navision will become active in our offices in South Korea by the end of the second quarter of 2006.

The Navision software implementation has required that additional policies and procedures be adopted and our management believes that this will assist in addressing the identified inadequate controls and procedures described in the Controls Evaluation. We believe that the implementation of Navision in our Korean subsidiary will address and remediate the lack of controls and procedures noted in our control evaluation.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described in the preceding paragraph, management believes that, as of December 31, 2005, the company's internal control over financial reporting was not effective based on those criteria.

Our independent auditors have issued an attestation report on management's assessment of the company's internal control over financial reporting. Our independent registered public accountants, Odenberg, Ullakko, Muranishi & Co., LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an attestation report on management’s assessment of our internal control over financial reorting as well as on the effectiveness of our internal control over financial reorting. The attestation report on the audit of internal control over financial reporting and the report on the audit of the consolidated financial statements appear elsewhere in this Annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
SpatiaLight, Inc.

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that SpatiaLight, Inc. (“Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SpatiaLight, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A.
The Company did not maintain an effective control environment based on the criteria established in the COSO framework, and the Company’s management was unable to remediate certain previously identified significant deficiencies and material weaknesses. The unremediated material weaknesses reported previously are as follows:

The Company's corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in the consolidated financial statements and related disclosures. In particular:

•	The Company does not have a corporate governance or disclosure committee.

•	The audit committee does not have a financial expert (as defined by SEC rules).

•
The Company lacks information technology controls and procedures that would likely prevent unauthorized access to the accounting and financial systems, and ensure that the accounting and financial records are recoverable in the event of a disaster.

•	The Company does not currently have a chief financial officer to work with the chief executive officer and chief operating officer in overseeing and monitoring complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the consolidated financial statements.

•
The Company has inadequate controls and procedures (1) to monitor the tracking and movement of inventory, and (2) to prevent and detect the unauthorized use of inventory due to an inadequate segregation of duties. The employee who performs the periodic physical inventory counts also has access to the inventory and inventory records.

B.
The Company has not implemented effective internal controls over the financial reporting at its wholly owned foreign subsidiary operating in South Korea. The Company’s review and supervision of the subsidiary’s accounting functions are inadequate, as are the policies and procedures for such review and supervision. These deficiencies could result in a material misstatement to the annual and interim consolidated financial statements that may not be prevented or detected.

C.	The Company did not have formal procedures to prevent the filing of a registration statement with the U.S. Securities and Exchange Commission without obtaining the required accountant’s consents.

D.
The Company does not maintain formal accounting policies and procedures for the proper analysis, review and approval of the accounting for transactions under GAAP, nor does the Company have formal accounting policies and procedures to ensure proper recording of journal entries, review of reconciliations and account analysis, and effective segregation of duties. Affected areas of accounting include critical accounting processes such as revenue recognition, inventory accounting, allowance for doubtful accounts, intercompany reconciliations, and financial statement consolidation.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 6, 2006 on those consolidated financial statements.

  In our opinion, management's assessment that SpatiaLight, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SpatiaLight, Inc. has not maintained effective internal controls over financial reporting as of December 31, 2005 based on the COSO criteria.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 6, 2006

Item 9B. Other Information.

None

PART III

ITEM 10. Directors and Executive Officers

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position(s)

Robert A. Olins	49	Director, Chief Executive Officer
David F. Hakala	54	Chief Operating Officer
Michael S. Jin	42	Chief Technology Officer
Don S. Suh	49	Sr. Vice President - Sales and Marketing
Je Won Yuen	55	President, SpatiaLight Korea, Inc.
Theodore H. Banzhaf	40	Executive Vice President of Strategic Planning
Lawrence J. Matteson	66	Director
Claude Piaget	64	Director
Robert C. Munro	78	Director

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

David F. Hakala, Chief Operating Officer since September 2002. During the course of his career, Dr. Hakala has been directly responsible for the manufacturing startup and ramp-up of numerous products, and their associated manufacturing facilities, including several models of HDTV and of HDTV-ready televisions, the DTC-100 HD TV/DBS decoder box, the decoder box for the DirecTV DBS satellite system as well as 31” and 35” Very Large Screen (VLS) direct view CRTs. Prior to joining SpatiaLight, from 1994 to 2001, Dr. Hakala served in various senior management positions with Thomson Multimedia, including Vice President of Manufacturing Operations, and most recently as Vice President, Product Development, Americas, in which he was responsible for the design and development of television and video systems, including digital television with integrated HDTV decoders, projection systems and other advanced display systems, including the Thomson RCA L50000 LCoS project.

Michael S. Jin, Chief Technology Officer since July 7, 2004, joined SpatiaLight in April 2000, and has directed SpatiaLight’s efforts to develop and enhance LCoS cell structure, processing technologies and overall product performance. Dr. Jin has also served as a leader on the technical front in growing our relationships with television OEMs throughout Asia. Prior to joining SpatiaLight, Dr. Jin served as a Vice President and the Principal investigator for New Interconnect and Packaging Technology, Inc., based in San Diego, CA, working on numerous DARPA, STTR and SBIR programs in the areas of Optoelectronic Interconnects, Volumetric 3-D Displays Based on 2-Photon Transition Materials, MEMS Laser Beam Steering Devices, 3-D Optoelectronic and IC Packaging Technologies and Phase-Shift Masks for High-Resolution Lithography. Previously, Dr. Jin was engaged in developing thin film devices for laser fusion research at the University of Rochester Laboratory for Laser Energetics. Dr. Jin received his Bachelor’s and Master’s degrees in Optics from the University of Rochester and his Ph.D. in Applied Physics from the University of California at San Diego.

Don S. Suh, Senior Vice President - Marketing and Sales since July 19, 2004, previously served as Senior Vice President, Display and Multimedia for LG Electronics in San Jose, California from 1999 to May 2004. Prior to that, since 1984, Mr. Suh worked within the LG Electronics organization, serving as a leader in a variety of consumer electronics, information technology and convergence product groups. Mr. Suh has worked as a senior manager within LG Electronics for groups based in Asia, Europe and the United States. Mr. Suh received the LG Electronics’ Best Honored Employee of the Year Award in 1998 and received the South Korean President’s 1999 Gold Tower-Order Medal given for achievement of outstanding export results.

Je Won Yeun, President of SpatiaLight Korea, Inc. since July 29, 2004, has over 25 years of experience in managing and directing large manufacturing operations, mostly for various divisions of Hyundai Group. Mr. Yeun holds a degree in physics from Sung Kyun Kwan University, and began his career as an engineer at Philips Electronics Co., Ltd. He then joined Hyundai Group as a senior engineer, contributing to the design and construction of heating, ventilating and air conditioning systems for nuclear and thermal power plants. Mr. Yeun has served the bulk of his career within Hyundai Group as a senior level manager and director of several manufacturing and construction operations. Most recently, Mr. Yeun served as president and chief executive officer of two Korean enterprises: Kyoung Won Co., Ltd., a designer and manufacturer of high voltage power transformers and Kang Lim Construction Co., Ltd., a major construction firm.

Theodore H. Banzhaf, Executive Vice President of Strategic Planning, and President and CEO of SpatiaLight Technologies, Inc., an inactive wholly owned subsidiary of SpatiaLight, Inc., since July 2003. Before joining SpatiaLight, Mr. Banzhaf worked from 2002 to 2003 in the institutional equities group as a Senior Vice President at C. E. Unterberg, Towbin, an investment bank, and as a Senior Vice President at Friedman Billings Ramsey, an investment bank, in 2002. Mr. Banzhaf served as a Managing Director and Managing Member of Fulcrum Global Partners, a hedge fund, from 2000 to 2002. Mr. Banzhaf was a Senior Vice President at Raymond James & Associates in the capital markets group from 1995-2000. Mr. Banzhaf received an MBA from Southern Methodist University in Dallas, Texas, and a Bachelor of Arts from Miami University in Oxford, Ohio.

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

Claude Piaget, director since June 2001, served as Chief Executive Officer and Senior Vice President, International Relations of Digital Video Broadcasting, a global consortium involved in the promotion of unified worldwide standards for digital television. Dr. Piaget’s broad industry experience includes several executive positions with Philips Electronics, including market development manager from 1995 to 1997, company strategy expert from 1994 to 1995 and development manager from 1986 to 1994. Previously, he was involved in researching semiconductor physics, components, devices and systems. He has participated in the development of information and communication technologies and consortiums in Europe, Asia and Latin America. He holds a Masters degree in Physics Engineering and a Ph.D. in Physics from the University of Paris.

Robert C. Munro, director since February 2004, has served as a private business consultant in the finance, banking and retail industries in the United States, the United Kingdom and throughout Europe since 1985. He currently sits on the board of directors of UNET 2 Corporation, a privately held electronic publishing company based in New York. Mr. Munro is a Fellow of the Institute of Directors in the United Kingdom. He has extensive global business experience in the banking, real estate and shipping industries. Mr. Munro received a Master’s degree from Edinburgh University in Scotland.

Audit Committee

The Audit Committee is comprised of three of our non-employee directors: Messrs. Matteson, Munro (Chair), and Piaget. It met 11 times during 2005. The Audit Committee is responsible for the appointment, retention and termination of a firm of independent registered public accountants and monitors the effectiveness of the audit effort, our financial and accounting organization and our system of internal accounting and disclosure controls. Each member of the Audit Committee is independent within the meaning of SEC regulations and the NASD listing standards. We do not currently have a financial expert serving on the Audit Committee of the Board of Directors. We did not take any action in 2005 and do not presently have specific plans with respect to adding a director who would constitute a financial expert, as defined by SEC rules. The Audit Committee Charter is available on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than 10% of our common shares to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Corporation for fiscal 2005, executive officers, directors and greater than 10% shareholders filed the required Section 16(a) reports of material transactions in a timely manner in 2005.

Code of Ethics

We have a Code of Business Conduct and Ethics which is applicable to all of our employees including the principal executive officer, the principal financial officer and the principal accounting officer or Controller. The Code of Business Conduct and Ethics is available on our website www.spatialight.com under Corporate Governance. We intend to post amendments to or waivers from our Code of Business Conduct and Ethics (to the extent applicable to our chief executive officer, principal financial and accounting officer or controller) at this location on our website.

ITEM 11. Executive Compensation

The following table sets forth the compensation paid by us for the fiscal years ended December 31, 2003 to 2005, to our Chief Executive Officer and all of the other executive officers as of December 31, 2005.

Name & Principal Position	Year	Salary($)	Bonus($)		Securities Underlying Options/SARS (#)			All other compensation ($)

Robert A. Olins, Chief Executive Officer,	2005	$-	$-		500,000			$100,205	(7)
Treasurer, Secretary and Principal Financial	2004	$-	$-		500,000			$-
and Accounting Officer	2003	$-	$-		500,000			$-

David F. Hakala, Chief Operating Officer	2005	$237,231	$-		N/A			$-
	2004	$240,000	$-		N/A			$-
	2003	$240,000	$-		N/A			$-

Michael S. Jin, Chief Technology Officer	2005	$200,000	$21,106	(8)	100,000	(6)		$-
	2004	$200,000	$-		125,000	(6)		$-
	2003	$150,000	$-		N/A			$-

Theodore H. Banzhaf, Executive Vice President	2005	$360,000	$-		N/A
of Strategic Planning	2004	$360,000	$-		N/A			$-
	2003	$103,385	$-		800,000	(1)		$-

Je Won Yeun, President, SpatiaLight Korea, Inc.	2005	$224,000	$-		N/A			$-
	2004	$91,735	$-		100,000	(3	)(6)	$-
	2003	N/A	$-		N/A			$-

Don S. Suh, Senior Vice President, Marketing & Sales	2005	$189,615	$-		N/A			$-
	2004	$48,467	$-		150,000	(5	)(6)	$-
	2003	N/A	N/A		N/A			$-

(1)
This stock option was granted pursuant to the Amended and Restated Time Accelerated Restricted Stock Award Plan (TARSAP) dated as of July 7, 2003, between Mr. Banzhaf and the Corporation. The TARSAP granted to Mr. Banzhaf options to purchase 800,000 common shares, in the aggregate, in the following manner: (i) 125,000 options which vested as of July 7, 2003 and which options expire on July 7, 2006 (35,000 options have an exercise price of $2.55, of which 25,000 were exercised on December 30, 2004, 4,669 were exercised on July 5, 2005 and 5,331 were exercised on July 6, 2005, and 90,000 options have an exercise price of $12.50), and (ii) 675,000 options which vest upon the earlier of the achievement of certain performance tests within two years after the date of the grant or the second anniversary of the grant date. The options expire three years after such options vest and become exercisable (175,000 of such options have an exercise price of $5.00, which vested on January 27, 2004, 225,000 of such options have an exercise price of $7.50 and 275,000 of such options have an exercise price of $12.50). The TARSAP agreement was amended on July 6, 2005 extending the vesting period of the unvested options to the fourth anniversary of the grant date and increasing the exercise prices of 175,000 options from $5.00 to $7.50.

(2)	Employment commenced on July 29, 2004.
(3)	This stock option granted July 29, 2004 and originally vested over a three-year period.
(4)	Employment commenced on July 19, 2004.
(5)	This stock option granted July 19, 2004 and originally vested over a three-year period.
(6)	These options became fully vested on December 15, 2005 as part of our acceleration of vesting. See footnote 1 Stock Option Acceleration in the financial statements for more detail.
(7)	Represents (a) $72,552 paid by the Company for housing for Robert Olins and (b) $27,653paid by the Company for a car for Mr. Olins.
(8)	Represents $21,106 as bonus compensation by the Company.

Stock Option Grants

The following table sets forth certain information for the year ended December 31, 2005, with respect to stock options granted to the individuals named in the Summary Compensation Table.

OPTION GRANTS IN LAST FISCAL YEAR

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Shares Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%($)	10%($)

Robert A. Olins	500,000	68%	$4.97	01/18/2015	$1,562,803	$3,960,450

Michael S. Jin	100,000	14%	$4.97	01/18/2015	$ 312,561	$ 792,090

Option Exercises and Fiscal 2005 Year End Values

The following table sets forth information with respect to options to purchase common shares granted to our named executive officers including: (i) the number of common shares purchased upon exercise of options in the fiscal year ended December 31, 2005; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 2005; and (iv) the value of such unexercised options at December 31, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
DECEMBER 31, 2005 OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at Dec. 31, 2005 (#) Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at Dec. 31, 2005 (#) Exercisable / Unexercisable
Robert A. Olins	45,556	$0	3,229,444/ 0	$3,337,250/ $0
David F. Hakala	0	$0	335,000/ 0	$891,100/ $0
Theodore H. Banzhaf	10,000	$31,670	265,000/500,000	$0/ $0
Michael S. Jin	0	$0	300,000/ 0	$35,200/ $0
Don S. Suh	0	$0	150,000/ 0	$0/ $0
Je Won Yeun	0	$0	100,000/ 0	$0/ $0

Employment Arrangements and Agreements

Robert A. Olins has served as one of our directors since 1998 and has also served as our Chief Executive Officer, Secretary and Treasurer of the Corporation since July 2000. Mr. Olins does not have an employment agreement with the Corporation. Mr. Olins has received no cash compensation from us for his services to date, but has been granted options as reported under “Summary Compensation Table - Option Grants In Last Fiscal Year.” We also pay for Mr. Olins housing and car, which amounted to $102,205 during 2005.

David F. Hakala has served as our Chief Operating Officer since September 3, 2002. We have extended Dr. Hakala’s employment by one-year extensions on the anniversary of his employment. Dr. Hakala receives an annual salary of $240,000 and received a grant of Incentive Stock Options, in 2002, to purchase 360,000 common shares that vested over a three-year period. Dr. Hakala exercised 25,000 of his vested options on December 15, 2004. As of December 31, 2005, Dr. Hakala has 335,000 fully-vested options.

We are party to an employment agreement dated July 7, 2003, with Theodore H. Banzhaf, for him to serve as our Executive Vice President of Strategic Planning, which was in effect through July 7, 2005. The employment agreement was amended on July 6, 2005, extending its effect to July 7, 2006. As currently in effect, the agreement provides for an annual salary of $360,000. We agreed to grant Mr. Banzhaf equity incentive compensation in the form of stock options to purchase an aggregate of 800,000 common shares, $.01 par value, of SpatiaLight pursuant to the provisions of an Amended and Restated Time Accelerated Restricted Stock Award Agreement (TARSAP). The options under this plan are not granted under our 1999 Stock Option Plan or any other stock option plan. Mr. Banzhaf exercised 25,000 of his vested options on December 30, 2004 and another 10,000 during July 2005. As of December 31, 2005, Mr. Banzhaf has 265,000 fully-vested options.

Michael S. Jin was promoted to Chief Technology Officer on July 7, 2004. We do not have an employment agreement with Dr. Jin. As of July 7, 2004, Dr. Jin receives an annual salary of $200,000 and he received a grant of Incentive Stock Options to purchase 125,000 common shares vesting over a two-year period. Dr. Jin has a total of 300,000 options, which were fully vested as of December 15, 2005. The Company also paid a bonus to Dr. Jin, which amounted to $21,106 during 2005.

Don S. Suh has served as our Senior Vice President - Marketing and Sales since July 19, 2004. We do not have an employment agreement with Mr. Suh. Mr. Suh received an initial annual salary of $165,000, which was increased to $175,000 in December 2004, and he received a grant of Incentive Stock Options to purchase 150,000 common shares vesting over a three-year period. In March 2005, Mr. Suh received an increase in salary to $195,000. As of December 15, 2005 Mr. Suh’s options became fully vested. Mr. Suh has the right to earn a sales commission equal to one-half of one percent (0.5%) of the gross sales of products made by us to certain customers only if certain conditions are met.

Je Won Yeun has served as the President of SpatiaLight Korea, Inc., a wholly-owned subsidiary of SpatiaLight, Inc. since July 29, 2004. Prior to July 29, 2004, Mr. Yeun served as a consultant to us for approximately one month. We do not have an employment agreement with Mr. Yeun, although the expected term of his employment is three years. Mr. Yeun receives an annual salary of KRW 228,571,429.00 (approximately $224,000) and received a grant of Incentive Stock Options to purchase 100,000 common shares vesting over a three-year period. As of December 15, 2005, Mr. Yeun’s options became fully vested.

There was one repricing of options to purchase Shares in 2005, pursuant to Amendment No. 2 of the TARSAP with Mr. Banzhaf, the exercise price of 175,000 currently exercisable options was increased from $5.00 to $7.50. There was one repricing of options to purchase Shares in 2004. The exercise price of 90,000 currently exercisable options granted to Mr. Banzhaf under the TARSAP was increased from $2.55 to $12.50. Each of these upward repricings were part of agreements with Mr. Banzhaf to alter his total employment compensation.

Name	Date	Number of Securities Underlying Options/ SARs Repriced Or Amended	Market Price Of Stock At Time Of Repricing Or Amendment	Exercise Price At Time Of Repricing Or Amendment	New Exercise Price	Length of Original Option Term Remaining At Date Of Repricing Or Amendment

Theodore H. Banzhaf, Executive Vice President of Strategic Planning	4/1/2004	90,000	$3.70	$2.55	$12.50	2.25 years

Theodore H. Banzhaf, Executive Vice President of Strategic Planning	7/6/2005	175,000	$5.55	$5.00	$7.50	1.50 years

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board recommending compensation for executive officers during 2005 consisted of Lawrence J. Matteson, Claude Piaget and Robert M. Munro.

Mr. Olins served as our Chief Executive Officer, Secretary, Treasurer and Principal Financial and Accounting Officer for fiscal 2005. During 2005, all executive compensation was determined by the Compensation Committee of our Board of Directors. Three out four of the directors are independent directors.

Argyle Capital Management Corporation (Argyle), which is wholly owned by Mr. Olins, entered into various transactions with the Corporation in 1998. As of November 30, 2004, we completed a non-brokered private placement of $10,000,000 original principal amount of 10% senior secured convertible notes (the 2004 Senior Secured Convertible Notes), due November 30, 2007 (the November 2004 Financing). As a condition to our entering into the November 2004 Financing and pursuant to the November 2004 Financing transaction documents, the investors required Argyle to enter into an intercreditor and subordination agreement (the Intercreditor Agreement) pursuant to which Argyle agreed to subordinate our obligations to Argyle and the senior security interest in substantially all of the assets of SpatiaLight that were granted under certain notes (the Argyle Notes) to the interest represented by the investors in the November 2004 Financing. For more information regarding these transactions, refer to “Certain Relationships and Related Transactions” herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding beneficial ownership of common shares as of March 10, 2006, by each person known by us to own beneficially more than five percent of our outstanding common shares, by each of our directors, and by each of our executive officers named in the Summary Compensation Table contained in “Executive Compensation,” and by all of our directors and executive officers as a group. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all common shares shown as beneficially owned by him, her or it.

Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Robert A. Olins Argyle Capital Management Corporation Five Hamilton Landing, Suite 100 Novato, CA 94949	9,435,622	(1)	21.0%

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	5,158,257	(2)	13.3%

Adele Becker 215 E 68th Street New York, NY 10021	2,861,033	(3)	7.1%

Lawrence J. Matteson Five Hamilton Landing, Suite 100 Novato, CA 94949	279,200	(4)	*

Claude Piaget Five Hamilton Landing, Suite 100 Novato, CA 94949	175,000	(5)	*

Robert C. Munro Five Hamilton Landing, Suite 100 Novato, CA 94949	75,000	(6)	*

David F. Hakala Five Hamilton Landing, Suite 100 Novato, CA 94949	335,000	(7)	*

Michael S. Jin Five Hamilton Landing, Suite 100 Novato, CA 94949	322,400	(8)	*

Theodore H. Banzhaf Five Hamilton Landing, Suite 100 Novato, CA 94949	765,000	(9)	2.0%

Don S. Suh Five Hamilton Landing, Suite 100 Novato, CA 94949	305,000	(10)	*

Je Won Yeun Five Hamilton Landing, Suite 100 Novato, CA 94949	100,000	(11)	*

All directors and officers as a group (9 persons)	11,792,222		24.9%
*Less than 1%

(1)
Includes 2,376,000 Shares beneficially owned subject to conversion of principal and interest of convertible notes held by Argyle Capital Management Corporation (Argyle), of which Mr. Olins is President and over which Mr. Olins exercises voting control, and 1,678,597 Shares owned by Argyle. Also includes 1,476,535 common shares and Warrants to purchase 204,360 common shares held by Mr. Olins. Also includes 3,204,444 Shares subject to outstanding stock options held by Mr. Olins that are exercisable as of March 10, 2006 and 500,000 Shares subject to options not exercisable within 60 days.

(2)	Based solely upon information filed in a Schedule 13G by named shareholder.
(3)	Based solely upon information provided by named shareholder.
(4)	Includes 241,700 Shares subject to options exercisable as of March 10, 2006 and 37,500 Shares subject to options not exercisable within 60 days.
(5)	Includes 137,500 Shares subject to options exercisable as of March 10, 2006 and 37,500 Shares subject to options not exercisable within 60 days.
(6)	Includes 37,500 Shares subject to options exercisable as of March 10, 2006 and 37,500 Shares subject to options not exercisable within 60 days.
(7)	Includes 335,000 Shares subject to outstanding stock options held by Dr. Hakala that are exercisable as of March 10, 2006.
(8)	Includes 300,000 Shares subject to options exercisable as of March 10, 2006.
(9)	Includes 265,000 Shares subject to options exercisable as of March 10, 2006 and 500,000 Shares subject to options not exercisable within 60 days.
(10)	Includes 150,000 Shares subject to options exercisable as of March 10, 2006 and 150,000 Shares subject to options not exercisable within 60 days.
(11)	Includes 100,000 Shares subject to options exercisable as of March 10, 2006.

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

On January 7, 2004, we paid interest payable on the Argyle Notes by issuing 142,360 common shares with a market value of $800,063 for the year ended December 31, 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. This interest expense includes non-cash interest expense of $728,780. The non-cash interest expense results from the beneficial conversion price of interest payable, which is convertible into common shares at $0.50 per share and was computed as the excess of the market price of the shares issued over accrued interest payable. In addition, on March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as prepayment of interest payable on the Argyle notes of $35,640 for the six months ended June 30, 2005. Prepaid interest was computed using the closing price of the common shares on March 3, 2004 of $4.72. At December 31, 2004, the carrying value of the Argyle notes total $1,177,000, which includes the $1,188,000 principal balance net of unamortized discounts of $11,000.

As a condition to our entering into the November 2004 Financing, as defined herein, and pursuant to the November 2004 Financing transaction documents, the investors required Argyle to enter into an intercreditor and subordination agreement (the Intercreditor Agreement) pursuant to which Argyle agreed to subordinate our obligations to Argyle and the senior security interest in substantially all of the assets of SpatiaLight that were granted under certain notes (the Argyle Notes) to the interest represented by the investors in the November 2004 Financing.

In consideration for Argyle entering into the Intercreditor Agreement and because, by their terms, the November 2004 Financing transaction documents prohibit the use of the proceeds of the November 2004 Financing to repay Company debt, our Board of Directors (Mr. Olins did not participate in this matter as a member of the Board) authorized SpatiaLight to enter into an extension and modification agreement between SpatiaLight and Argyle with respect to the Argyle Notes (the Extension Agreement). The Argyle Notes were originally issued in 1998 in exchange for $1,188,000 in cash and, prior to the November Financing, the due date of the Argyle Notes was extended from December 31, 2003 to June 30, 2005. The Argyle Notes accrue interest at a contractual annual rate of 6%. Both principal and interest under the Argyle Notes are convertible into our common shares at $0.50 per share. Pursuant to the Extension Agreement, the due date of the Argyle Notes was extended to December 31, 2008, and we issued 498,768 common shares to Argyle as prepayment of interest payable of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964 based on the closing price of the shares of $8.12 on December 21, 2004. In connection with the Intercreditor Agreement, the Board also authorized the reimbursement of $50,000 to Argyle for a fee that Argyle was required to pay to a bank to relinquish the bank’s previously existing security interest in the assets of our Company. At December 31, 2005 the carrying value of the Argyle notes total $1,188,000.

November 2004 Senior Secured Convertible Debt Financing:

As of November 30, 2004, we completed a non-brokered private placement of $10,000,000 original principal amount of 10% senior secured convertible notes (the 2004 Senior Secured Convertible Notes), due November 30, 2007 (the November 2004 Financing). Under the terms of the November 2004 Financing, the purchasers of the 2004 Senior Secured Convertible Notes, who, upon conversion of such notes shall become selling shareholders, have a nine-month right, expiring August 31, 2005, to purchase up to an additional $5,000,000 principal amount of notes subject to the same terms and conditions, including the $9.72 conversion price, as the 2004 Senior Secured Convertible Notes issued in the November 2004 Financing (the Additional Investment Rights). The 2004 Senior Secured Convertible Notes are convertible, at the option of the holders, into SpatiaLight common shares at the conversion price of $9.72 per share. At the conversion price, each $1,000 principal amount of the 2004 Senior Secured Convertible Notes is convertible into 102.88 of our common shares. The conversion price of the principal amount of the 2004 Senior Secured Convertible Notes is equal to a 25% premium above the ten-day trailing average of the volume weighted average price of our common shares ended November 29, 2004, which was $7.78.

The 2004 Senior Secured Convertible Notes bear interest at an annual rate of 10%, payable quarterly, and are senior secured obligations of SpatiaLight. The interest is payable in cash or our common shares at our option, subject to certain conditions being met. In the event that we elect to pay interest with our common shares, the value of such shares shall be equal to the 20-day trailing average of the volume weighted average price of our common shares at the end of each quarterly interest period. For each of the quarterly interest periods ended February 28, 2005, May 30, 2005, August 31, 2005 and November 30, 2005, we paid interest to holders of 2004 Senior Secured Convertible Notes in cash. We have used the net proceeds from the transaction to fund construction and equipping of our state of the art manufacturing facility in South Korea and for general working capital purposes.

Under the terms of the November 2004 Financing, Robert A. Olins, the Chief Executive Officer and a director of SpatiaLight, and Greenpark Limited, an unaffiliated shareholder of SpatiaLight, jointly and severally committed, in the event that the Board determines that such financing is necessary, to provide us with up to $6,000,000 in future financing on terms and conditions to be determined at the time of any such transaction. That financing commitment shall be reduced by any funds that SpatiaLight receives from future sales or exercises of its equity, debt or derivative securities, including the sale of our common shares under the Prospectus that we filed with the SEC on January 31, 2005, as part of a “shelf” registration process. As of the date of this filing we have received an aggregate total of greater than $6 million thereby ending the commitment by Mr. Olins and Greenpark Ltd.

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

Short-term Financing

On December 16, 2005, we borrowed $224,384 from Robert A. Olins, our Chief Executive Officer and a director. Mr. Olins obtained these funds by drawing down on a personal line of credit from a bank, which is the same bank that we utilize for our domestic commercial banking requirements. Based upon discussions among Mr. Olins and other members of our Board of Directors, we have agreed to repay the borrowed funds to Mr. Olins on the same terms that he agreed to with the bank. Therefore, we are required to repay the full principal amount of the loan plus interest at a rate of 8.25% per annum on February 16, 2006, the maturity date. We have also agreed to reimburse Mr. Olins for a $30,000 fee that he was required to pay to the bank. The loan was repaid by the due date and the fee was reimbursed to Mr. Olins in January 2006.

ITEM 14. Principal Accountant Fees and Services

The following represents the fees billed to us for the last two fiscal years by OUM, our current independent registered public accountants for the year ended December 31, 2005 and December 31, 2004 and BDO, our former independent registered public accountants for the first, second and third quarters of 2004 and the year ended December 31, 2003.

		2005	2004	2003
Audit Fees	(1) (4)	$350,467	$172,965	$166,500
Audit-Related Fees	(2)	—	6,330	12,000
Tax Fees	(3)	—	16,525	17,000
All Other Fees			N/A	N/A

(1)
Includes fees associated with the annual audit of consolidated financial statements and internal control over financial reporting in compliance with regulatory requirements under Sarbanes-Oxley Act of 2002, review of our quarterly reports on Form 10-Q, annual report on Form 10-K, and our consent issued in connection with our Form S-3 filings, assistance and review of other documents with the SEC.

(2)	Includes accounting consultations
(3)	Includes fees for tax compliance (tax return preparation assistance) and general tax planning.
(4)	2005 audit fees include reaudit of the consolidated financial statements of 2003 and 2002.

Our Audit Committee adopted a policy for engaging our independent registered public accountants, OUM, for audit and non-audit services that includes requirements for the Audit Committee to pre-approve audit and non-audit services provided by the independent auditor. All of the audit and audit related fees provided by BDO and OUM (described in the footnotes to the table above) and related fees were approved in advance by our Audit Committee.

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

2. Exhibits

Exhibit #	Description
3.1	Certificate of Incorporation, as amended (Amendments to document filed as Exhibit 3.1 to the Company’s Amendment No. 1 to Form S-3 Registration Statement filed November 18, 1999).
3.2	Bylaws (incorporated by reference to Exhibit B to the Company’s Form 8-K filed February 7, 1995).
10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Form S-3 Registration Statement filed on November 18, 1999).
10.2
Employment Amendment No. 1 between the Company and Theodore H. Banzhaf date July 6, 2005 (the original Employment Agreement was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14. 2003).

10.3
Amendment No. 2 to Time Accelerated Restricted Stock Award Plan (TARSAP) between SpatiaLight, Inc. and Theodore Banzhaf, dated as of July 6, 2005 (the Amended and Restated TARSAP Agreement was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on May 13, 2004).

10.4	Amendment to Lease Agreement between the Company and Hamilton Marin, LLC, dated May 17, 2002 (Lease Agreement filed as exhibit 10.18 in Form 10-QSB filed on August 14, 2002).
10.5
LCoS Supply Agreement dated as of July 1, 2004, between SpatiaLight, Inc. and LG Electronics Inc.*  (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K/A filed with the SEC on December 29, 2005).

10.6
Securities Purchase Agreement-Private Placement on January 13, 2006 (the original Securities Purchase Agreement was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with SEC on January 19, 2006).

10.7
Registration Rights Agreement-Private Placement on January 13, 2006 (the original Registration Rights Agreement was filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed with SEC on January 19, 2006).

10.8
Securities Purchase Agreement-Private Placement on October 12, 2005 (the original Securities Purchase Agreement was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with SEC on October 13, 2005).

10.9
Registration Rights Agreement-Private Placement on October 12, 2005 (the original Registration Rights Agreement was filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed with SEC on October 13, 2005).

10.10
Warrant issued to Portside Growth and Opportunity Fund in connection with the Private Placement-October 12, 2005 (the original Warrant was filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed with SEC on October 13, 2005).

10.11
Warrant issued to Smithfield Fiduciary LLC in connection with the Private Placement-October 12, 2005 (the original Warrant was filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed with SEC on October 13, 2005).

10.12
Warrant issued to Bluegrass Growth Fund LP in connection with the Private Placement-October 12, 2005 (the original Warrant was filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed with SEC on October 13, 2005).

10.13
Warrant issued to Greenpark Limited in connection with the Private Placement-October 12, 2005 (the original Warrant was filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed with SEC on October 13, 2005).

10.14
Warrant issued to Steven F. Tripp in connection with the Private Placement-October 12, 2005 (the original Warrant was filed as Exhibit 10.8 to the Company’s current report on Form 8-K filed with SEC on October 13, 2005).

10.15
Warrant issued to Robert Woods in connection with the Private Placement-October 12, 2005 (the original Warrant was filed as Exhibit 10.9 to the Company’s current report on Form 8-K filed with SEC on October 13, 2005).

10.16	Form of Replacement Note - November 2004 Financing (original filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2004).
10.17	Form of Replacement and Exchange Agreement - November 2004 Financing (original filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2004).
10.18
Securities Purchase Agreement-November 2004 Financing (the original Securities Purchase Agreement was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with SEC on December 6, 2004).

10.19
Registration Rights Agreement-November 2004 Financing (the original Registration Rights Agreement was filed as Exhibit 10.10 to the Company’s current report on Form 8-K filed with SEC on December 6, 2004).

10.20
Intercreditor and Subordination Agreement-November 2004 Financing (the original Intercreditor and Subordination Agreement was filed as Exhibit 10.11 to the Company’s current report on Form 8-K filed with SEC on December 6, 2004).

10.21	Korean Pledge Agreement-November 2004 Financing (the original Korean Pledge Agreement was filed as Exhibit 10.13 to the Company’s current report on Form 8-K filed with SEC on December 6, 2004).
10.22
Pledge and Security Agreement-November 2004 Financing (the original Pledge and Security Agreement was filed as Exhibit 10.14 to the Company’s current report on Form 8-K filed with SEC on December 6, 2004).

10.23	Negative Pledge Agreement-November 2004 Financing (the original Negative Pledge Agreement was filed as Exhibit 10.15 to the Company’s current report on Form 8-K filed with SEC on December 6, 2004).
10.24
Extension and Modification Agreement-November 2004 Financing (the original Extension and Modification Agreement was filed as Exhibit 10.16 to the Company’s current report on Form 8-K filed with SEC on December 6, 2004).

10.25
Resident Agreement (Lease) between SpatiaLight, Inc. and Korea Industrial Complex Corporation (original Resident Agreement (Lease) was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with SEC on November 15, 2004).

14.1	Code of Business Conduct and Ethics†
16.1	Letter from BDO Seidman LLP dated December 6, 2004 (original letter filed as Exhibit 16.1 to the Company’s current report on Form 8-K filed with the SEC on December 10, 2004).
21.1	Principal subsidiaries of the Company.
23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
† Previously filed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2006.

SPATIALIGHT, INC.

By:	/s/ ROBERT A. OLINS
Robert A. Olins
Chief Executive Officer, Principal Financial and Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ROBERT A. OLINS	Chief Executive Officer,	March 15, 2006
Robert A. Olins	Secretary, Treasurer and Director

*/s/LAWRENCE J. MATTESON	Director	March 15, 2006
Lawrence J. Matteson

*/s/CLAUDE PIAGET	Director	March 15, 2006
Claude Piaget

*/s/ROBERT C. MUNRO	Director	March 15, 2006
Robert C. Munro

Pursuant to Power of Attorney filed as Exhibit 24.1

*/s/ROBERT A. OLINS		March 15, 2006
Robert A. Olins
(Attorney-in-fact)