Form 10-K/A
period 2005-12-31
SPATIALIGHT INC
filed 2006-04-11
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value for the registrant’s voting shares held by non-affiliates of the registrant, based upon the $5.67 per share closing sale price of the common shares on June 30, 2005, as reported on the Nasdaq SmallCap Market, was approximately $195,685,762. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons are deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2006, registrant had 38,692,500 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This amendment to our Annual Report on Form 10-K/A is being filed for the purposes of (i) deleting the sentence “The disclosures contained in these Amendments did not relate in any way to our fiscal years 2003 and 2002 consolidated financial statements.” which appeared at the end of the first paragraph under the “Certain Developments” section in Item 7 of this report and at the end of the first paragraph under the heading “U.S. Securities and Exchange Commission Investigation,” in Note 9 to our consolidated financial statements, which are set forth under Item 8 of this Annual Report; (ii) to add a paragraph, as the last paragraph, of Odenberg, Ullakko, Muranishi & Co. LLP’s Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting; (iii) filing a new Exhibit 23.1; (iv) correcting the disclosure on the cover page of this Annual Report concerning the aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the Company’s most recently completed second quarter; (v) under Risk Factor “We are the subject of an investigation by the staff of the SEC…” changing the word "inquiry" to "investigation" in the second to the last sentence; (vi) under the section  Recent Equity Financing--January 2006 Financing in Item 7 of this report, changing the sentence beginning “If the registration statement is not filed by February 11, 2006…” to read “As the registration statement was not filed by February 11, 2006…”; (vii) under Notes to Consolidated Financial Statements, Note 2. Issuance of Securities—Issuance of Shares in 2005 of this report, changing the sentence beginning “Additionally, if the registration statement is not declared effective by the SEC prior to January 12, 2006…” to read “Additionally, as the registration statement was not declared effective by the SEC prior to January 12, 2006…” and (viii) in the table “Equity Compensation Plan Information”, under Part II, Item 5 Market for Common Equity and Related Stockholders Matters of this Annual Report correcting a misspelled word in the third column heading.

SPATIALIGHT, INC.
FORM 10-K ANNUAL REPORT

PART I

This annual report on Form 10-K/A contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties, including, but not limited to, those discussed herein which are specific to the Company’s business, and in particular, those contained in “Item 1A - “Risk Factors,“ that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events and thus you should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

We have been advised by the Staff of the SEC that it is conducting an investigation into the circumstances surrounding our filing of consents of the independent registered accounting firm BDO Seidman, LLP, without requisite authorization, which consents were filed as Exhibit 23.1 to amendments to our registration statements on Form S-3 (Nos. 333-122391 and 333-122392) filed with the SEC on July 27, 2005. The consents would have allowed us to incorporate by reference in each of the prospectuses constituting a part of the above-referenced registration statements our consolidated financial statements for the years ended December 31, 2002 and 2003. Our current independent registered accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP (OUM) has since provided us with a new report with respect to each of the three years ended December 31, 2004 and we were not requested to amend or restate the financial statements contained in our annual reports on Form 10-K for any of the three fiscal years ended December 31, 2004 in connection with the issuance of OUM's new report. We have been cooperating and intend to continue to cooperate with the SEC in connection with this matter. In addition, the audit committee of our board of directors has concluded a review and investigation of these matters. As of this date, we cannot determine whether we or our management will be adversely affected by this investigation. See “Certain Developments” under Item 7 for further information concerning the factual circumstances underlying the SEC investigation and the audit committee investigation and report with respect to this matter.

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

The Senior Secured Convertible Notes issued in November 2004 bear a 10% rate of interest per annum and are not prepayable, in whole or in part, prior to their maturity on November 30, 2007. Therefore, we do not have the ability to refinance the 2004 Senior Secured Convertible Notes with debt obligations bearing more favorable terms to us or out of the proceeds of an equity financing until their maturity date. Although we do have the right to convert the Senior Secured Convertible Notes into our common shares in the event that our common shares trade at or above $14.58 (150% of the $9.72 conversion price of the Senior Secured Convertible Notes) for twenty consecutive trading days, the last sale price of our common shares on March 10, 2006, was $2.28 per share.

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

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options (Excluding Securities Reflected in Column (a))	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity Compensation Plans (1999 Stock Option Plan) Approved by Security Holders	4,247,394		$3.65	806,666

Equity Compensation Plans (Outside the 1999 Stock Option Plan)	1,635,000	*	$2.91	0
Total	5,882,394			806,666
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operations, and has a negative working capital position and a stockholders' deficit. Management believes that the Company's cash resources will not be sufficient to sustain its operations beyond mid March 2006 without additional financing. As also described in Notes 1 and 3, the Company has received notices from certain of its Senior Secured Convertible Noteholders calling for immediate redemption of their convertible notes based on alleged events of default. Management believes, after reviewing the alleged events of default with outside legal counsel, the alleged events of default lack merit and would not entitle the Noteholders to call the Senior Secured Convertible Notes and other remedies they are seeking. If the Noteholders prevail in calling the convertible notes, the entire debt obligation could become due and payable immediately, including the related amounts of redemption premium and liquidated damages, and the Company would be forced to refinance or repay the debt obligations or seek other alternative financing. Additionally, as described in Note 1, in the event the Company is unable to ramp up delivery volumes to their major customer by the end of July 2006, management believes that it is reasonably likely that the major customer may discontinue actively doing business with the Company. Furthermore, the Company is subject to a U.S. Securities and Exchange Commission investigation relating to the filing of unauthorized consents of its predecessor auditor in certain registration statements, and may be subject to certain penalties and claims relating thereto. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The registration statement registering these shares was filed on February 27, 2006. Because this statement was not filed by November 12, 2005, we are required to pay $30,000 as liquidated damages to the investors as of November 12, 2005 and every thirty days thereafter until the registration statement is filed. We have included $79,000 as liquidated damages in non-cash interest through December 31, 2005. Additionally, as the registration statement was not declared effective by the SEC prior to January 12, 2006, we may be required to pay $30,000 as liquidated damages to the investors on January 12, 2006 and for every thirty days thereafter until the registration statement is declared effective.

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

Our independent auditors have issued an attestation report on management's assessment of the company's internal control over financial reporting. Our independent registered public accountants, Odenberg, Ullakko, Muranishi & Co., LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K/A and have issued an attestation report on management’s assessment of our internal control over financial reorting as well as on the effectiveness of our internal control over financial reorting. The attestation report on the audit of internal control over financial reporting and the report on the audit of the consolidated financial statements appear elsewhere in this Annual report on Form 10-K/A.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SpatiaLight, Inc. and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the three years in the period ended December 31, 2005 and our report dated March 6, 2006 (which includes a matter of emphasis paragraph relating to SpatiaLight, Inc.’s ability to continue as a going concern), expressed an unqualified opinion thereon.

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
† Previously filed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of April 2006.

SPATIALIGHT, INC.

By:	/s/ ROBERT A. OLINS
Robert A. Olins
Chief Executive Officer, Principal Financial and Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ROBERT A. OLINS	Chief Executive Officer,	April 10, 2006
Robert A. Olins	Secretary, Treasurer and Director

*/s/LAWRENCE J. MATTESON	Director	April 10, 2006
Lawrence J. Matteson

*/s/CLAUDE PIAGET	Director	April 10, 2006
Claude Piaget

*/s/ROBERT C. MUNRO	Director	April 10, 2006
Robert C. Munro

Pursuant to Power of Attorney filed as Exhibit 24.1

*/s/ROBERT A. OLINS		April 10, 2006
Robert A. Olins
(Attorney-in-fact)