Form 10-Q
period 2006-03-31
SPATIALIGHT INC
filed 2006-05-10
CIK 881468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

Commission File Number 000-19828

SPATIALIGHT, INC.
(Exact name of registrant as specified in its charter)

New York	16-1363082
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

Five Hamilton Landing, Suite 100, Novato, California 94949

(Address of principal executive offices)

(415) 883-1693

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 39,948,500 common shares as of May 8, 2006.

SPATIALIGHT, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2006

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)	(Note 2)

Current assets
Cash and cash equivalents	$1,387,411	$42,565
Accounts receivable	167,436	139,676
Inventory, net	432,813	756,723
Prepaids and other current assets	367,700	255,157
Prepaid current non-cash interest to related party	1,157,133	1,157,133
Total current assets	3,512,493	2,351,254

Property, plant and equipment, net	6,844,010	6,813,520
Prepaid non-cash interest to related party	2,024,982	2,314,265
Other assets	60,445	73,437
Total assets	$12,441,930	$11,552,476

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short term loans	$2,087,797	$572,025
Short term loan from a related party	86,250	224,384
Accounts payable	1,243,832	1,665,711
Fair value of warrants to purchase common stock	790,688	778,270
Accrued expenses and other current liabilities	1,709,087	1,389,427
Total current liabilities	5,917,654	4,629,817

Senior secured and related party convertible notes	10,451,106	10,340,113

Total liabilities	16,368,760	14,969,930

Commitments and contingencies

Temporary equity:
Common stock, subject to registration, $0.01 par value;
1,871,431 and 571,431 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively, net of
original value of warrants of $958,625 at both March 31, 2006 and
December 31, 2005 and issuance costs of $87,050 and $15,000
at March 31, 2006 and December 31, 2005, respectively	4,360,324	1,026,374
Total liabilities and temporary equity	20,729,084	15,996,304

Stockholders' equity (deficit):
Common stock, $.01 par value: 50,000,000 shares authorized;
37,327,069 and 36,777,069 shares issued and outstanding,
at March 31, 2006 and December 31, 2005, respectively	373,271	367,771
Additional paid-in capital	78,388,039	76,631,925
Other comprehensive income	250,046	222,317
Accumulated deficit	(87,298,510)	(81,665,841)
Total stockholders' equity (deficit)	(8,287,154)	(4,443,828)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$12,441,930	$11,552,476

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2006	2005

Revenue	$85,694	$97,759
Cost of revenue	(1,548,330)	(69,844)
Gross margin	(1,462,636)	27,915

Selling, general and administrative expenses (including stock-based general and administrative expenses of $668,837 and $99,050
for the periods ended March 31, 2006 and 2005, respectively)	2,640,094	1,806,315
Research and development expenses	242,071	493,496
Total operating expenses	2,882,165	2,299,811

Operating loss	(4,344,801)	(2,271,896)

Other income (expense):
Interest expense:
Interest expense	(282,988)	(267,135)
Non-cash interest expense	(1,012,771)	(277,592)
Total interest expense	(1,295,759)	(544,727)

Gain from revaluation of note purchase option and investment right liabilities	—	651,235
Loss from revaluation of warrants	(12,418)	—
Foreign currency translation gain	4,573	—
Interest and other income	16,536	19,153
Total other income (expenses)	(1,287,068)	125,661

Loss before income tax expense	(5,631,869)	(2,146,235)

Income tax expense	800	2,300
Net loss	$(5,632,669)	$(2,148,535)

Net loss per share - basic and diluted	$(0.15)	$(0.06)

Weighted average shares used in computing
net loss per share- basic and diluted	38,590,722	35,817,964

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
THREE MONTHS ENDED MARCH 31, 2006

			ADDITIONAL		OTHER	TOTAL
	COMMON SHARES		PAID-	ACCUMULATED	COMPRENSIVE	STOCKHOLDERS'
	STOCK	AMOUNT	IN CAPITAL	DEFICIT	INCOME	EQUITY (DEFICIT)
Balance, January 1, 2006	36,777,069	$367,771	$76,631,925	$(81,665,841)	$222,317	$(4,443,828)

Exercise of stock options and warrants	50,000	500	39,745	-	-	40,245

Stock-based compensation expense	-	-	668,837	-	-	668,837

Issuance of common shares, net of issuance costs of $37,468	500,000	5,000	1,047,532	-	-	1,052,532

Comprehensive loss:

Net loss	-	-	-	(5,632,669)	-	(5,632,669)

Foreign currency translation adjustment	-	-	-	-	27,729	27,729

Total comprehensive loss	-	-	-	-	-	(5,604,940)

Balance, March 31, 2006	37,327,069	$373,271	$78,388,039	$(81,665,841)	$222,317	$(8,287,154)

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,632,669)	$(2,148,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve adjustment	412,594	—
Depreciation and amortization	228,884	119,284
Stock-based general and administrative expenses	668,837	99,050
Non-cash interest expense	1,012,771	277,592
Gain from revaluation of note purchase option and investment right liabilities	—	(651,235)
Loss from revaluation of warrants	12,418	—
Non-cash foreign currency translation loss	4,573	—
Accrued interest on notes receivable from stockholder	—	(2,331)
Loss on sale of fixed assets	1,545	—
Changes in operating assets and liabilities:
Accounts receivable	(27,760)	218,346
Inventory	(88,684)	(150,788)
Prepaids and other current assets	(110,580)	363,192
Other assets	12,992	15,294
Accounts payable	(424,222)	350,680
Accrued expenses and other current liabilities	(294,798)	(199,339)
Net cash used in operating activities	(4,224,099)	(1,708,790)

Cash flows from investing activities:
Purchase of property, plant and equipment	(226,841)	(3,310,285)
Net cash used in investing activities	(226,841)	(3,310,285)

Cash flows from financing actitivies:
Proceeds from issuance of short-term notes	3,666,977	—
Payment on short-term notes	(2,306,320)	—
Proceeds from the sale of common shares, net of fees	4,386,482	—
Proceeds from exercise of warrants and options	40,245	50,200
Net cash provided by financing activities	5,787,384	50,200

Net increase (decrease) in cash and cash equivalents	1,336,444	(4,968,875)

Effect of exchange rate changes on cash	8,402	(3,078)

Cash and cash equivalents at beginning of period	42,565	9,087,551
Cash and cash equivalents at end of period	$1,387,411	$4,115,598

Supplemental disclosure of cash flow information:
Income taxes paid during the period	$800	$800
Interest paid during the period	$247,162	$246,575

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Business Description

We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. We are currently focused on manufacturing one core product, our T-3 LCoS Set, to our customers and prospective customers, who are located primarily in Asia. The T-3 model has a 1920 pixels by 1080 pixels configuration. Our current customers and current prospective customers are original equipment manufacturers (OEMs) engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Currently we are working with OEMs of high definition televisions, light engines for incorporation into high definition televisions and near-to-eye display devices.

Note 2.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In our management’s opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A - Amendment No. 1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2005. The interim results for the three month period ended March 31, 2006 are not necessarily indicative of results for the full fiscal year. The accompanying consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. As reported in our 2005 Annual Report on Form 10K/A filed with the SEC on April 11, 2006, we have suffered recurring operating losses and negative cash flows from operations. We have continued to suffer operating losses during the first three months of 2006. While we plan on raising additional capital, no assurance can be given that we will be able to raise sufficient funds to continue our operations. If we do not receive additional funds, we will be required to scale back or terminate operations and/ or seek protection under applicable bankruptcy laws. Additionally, as more fully described in Note 7, our Senior Secured Convertible Notes, maturing in November 2007, are held by four Noteholders. Two of the Noteholders have alleged that certain events of default under the Notes have occurred. We strongly dispute that any events of default have occurred that would allow the Noteholders to call the notes, and we plan to vigorously defend our position. We believe, after reviewing with outside counsel, with respect to each of the alleged events of default, that it is not probable that the Noteholders would prevail in calling the loans based on any of the alleged events of default; therefore, we have continued classifying the Notes as noncurrent liabilities in the accompanying balance sheet and have not accrued for the alleged redemption premiums and liquidated damages. However, should the Noteholders pursue their call for immediate redemption of the Notes, and prevail on their claim in a court of law, the Notes and related redemption premiums and liquidated damages would immediately become due and payable.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

These matters raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is dependent upon our continuing operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3.	Liquidity

From inception through March 31, 2006, we have sustained recurring net losses from operations totaling approximately $87.3 million and at March 31, 2006, had total stockholders’ deficit of approximately $8.3 million and net negative working capital of approximately $2.4 million. During the three months ended March 31, 2006, we experienced a net cash increase of approximately $1.3 million. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares on January 12, 2006 at a purchase price of $2.62 per share and approximately $1.1 million that we received from the sale of 500,000 of our common shares on March 17, 2006 at a purchase price of $2.18 per share. The 500,000 shares sold in March were included in our Post-Effective Amendment No. 6 to Form S-3 "shelf" registration statement (File No. 333-122392), as post-effectively amended through February 14, 2006. Additional contributions came from the exercise of employee stock options. The funds from these financings were used to fund our operations for the first three months of 2006. Additionally, cash for the three months ended March 31, 2006 was provided by a Korean Won 1.5 billion (approximately $1.5 million) short-term loan obtained in March 2006 that was repaid in early April 2006. See Note 7 for further details of this loan. We recognized net losses for the three months ended March 31, 2006, of approximately $5.6 million.

We expect to meet our immediate cash needs and fund our immediate working capital requirements with our existing cash balances and from additional sources. Those sources include cash payments from our customers; the exercises of stock options and warrants; and additional sales of our common shares. There can be no assurances with respect to these potential sources. We believe that our current cash and cash equivalents as of March 31, 2006, combined with the proceeds of approximately $2.4 million from the sale of 750,000 of our common shares on April 7, 2006 from a private placement of our common shares, as more fully described in Note 13 will be sufficient to meet our capital and liquidity requirements through June 2006.

Note 4.	Stock-Based Compensation

We have stock compensation plans for employees and directors which are described in Note 6 to our consolidated financial statements in our 2005 Annual Report on Form 10-K/ A as filed with the SEC on April 11, 2006. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock compensation.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. In accordance with the modified prospective method, the consolidated financial statements for periods prior to 2006 have not been restated to reflect SFAS 123R. Therefore, the results for the first quarter of 2006 are not directly comparable to the same period in the prior year.

Under the provisions of SFAS 123R, we recorded $668,837 of stock compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2006. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

2006
Dividend yield	—
Expected volatility	92.80%
Risk-free interest rate	4.60%
Expected lives (in years)	5.21 to 5.46

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Of our currently unvested options, 575,000 vest over six months, and the remaining over two years from the date of grant. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three months ended March 31, 2006 was $1.97. As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for four groups of employees - CEO, directors, senior management and all other employees - based on historical experience.  Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income (loss) and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year periods (dollars in thousands, except per-share data).

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended March 31,
2005

Net loss as reported	$2,148,535

Add: Stock-based employee/director compensation
included in reported net loss	8,250
Deduct: total stock-based employee compensation
determined under fair value method for all awards	(1,043,100)
Proforma net loss, as adjusted	$(3,183,385)

Loss per share:
Basic and diluted, as reported	$(0.06)
Basic and diluted, as adjusted	$(0.09)

The assumptions used to determine the pro forma expenses under the Black-Scholes option model for the three months ended March 31, 2005 under SFAS 123 were based on the following assumptions: expected dividend yield: 0; expected volatility: 89%; expected lives, in years: 4 ; and risk-free interest rate: 4.2%. In the pro forma information for periods prior to 2006, we accounted for forfeitures as they occurred.

A summary of options under the Company’s stock option plans as of December 31, 2005 and changes during the quarter ended March 31, 2006 are as follows (in thousands, except exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	5,882,394	$4.06	5.79
Options granted under the plan	850,000	$2.60
Options exercised	(50,000)	$0.80
Options forfeited and expired	(52,500)	$5.36
Outstanding March 31, 2006	6,629,894	$3.56	6.13	$5,158,706

Options vested and exercisable
at March 31, 2006	5,242,394	$3.55	5.68	$4,359,706

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2006, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). The total intrinsic value of options exercised was $112, 865 and $40,425 for the three month period end March 31, 2006 and 2005, respectively.

As of March 31, 2006, total compensation cost of unvested options is $1.9 million. This cost is expected to be recognized through June 2007. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended March 31, 2006, as we have cumulative operating losses, for which a valuation allowance has been established.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5.	Per Share Information

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The table below reflects potentially dilutive securities which were excluded from the computation of diluted net loss per share for the three months ended March 31, 2006 and 2005 because the effect of their assumed exercise would be antidilutive.

	As of March 31,
	2006		2005
	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price

Stock options and warrants	7,380,231	$3.60	6,917,761	$4.01
Convertible notes	3,404,807	$3.29	3,404,807	$3.29
Total	10,785,038		10,322,568

Note 6.	Property, Plant and Equipment

Property, plant and equipment include:

	As of
	March 31, 2006	December 31, 2005

Building	$4,497,652	$4,360,663
Other equipment and instruments	2,610,013	2,659,653
Machinery and manufacturing equipment	1,272,117	1,141,726
Office furniture and fixtures	461,037	590,696
Tooling	371,700	371,700
Leasehold improvements	175,654	175,654
Computer hardware and software	349,148	215,109

Total property, plant and equipment	9,737,321	9,515,201
Accumulated depreciation	(2,893,311)	(2,701,681)
Property, plant and equipment, net	$6,844,010	$6,813,520

Note 7.	Short-Term Loans and Notes Payable

Short-Term Loans

Short-Term Loan From a Related Party

During March 2006, our wholly-owned subsidiary, SpatiaLight Korea, Inc. (SLK) borrowed KRW 85,000,000 (approximately US $86,250) from JeWon Yeun, SLK’s President. This non-interest bearing, unsecured loan was repaid in early April 2006.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Short-Term Loans

Our wholly-owned subsidiary SLK has revolving credit facilities with five separate South Korean banks as detailed below (amounts in thousands, Korean Won, unless otherwise stated):

Bank	SHB	KNB	KEB	PSB	IBK	Total
Interest rate type	Variable (1)	Variable (2)	Fixed	Variable (3)	Fixed
Interest rate at 3/31/06	6.77%	8.94%	10.88%	10.28%	7.25%
Maturity date	9/22/2006	10/27/2006	4/10/2006	1/10/2007	3/23/2007
Maximum amount of line	200,000	200,000	300,000	100,000	1,500,000	2,300,000
Amount outstanding at 3/31/06	199,483	197,277	61,659	99,132	1,500,000	2,057,551
Remaining available	517	2,723	238,341	868	-	242,449
Approximate US dollar equivalent	$202,415	$200,177	$62,565	$100,590	$1,522,050	$2,087,797

(1) Yield ratio of annual bank debenture plus 1.857%
(2) Yield ratio of annual industrial financial debenture plus 3.0%
(3) Pusan Bank's internal market related base rate plus 5.56%

Interest under each of the credit facilities is payable monthly. We are required to repay funds on the credit facilities by the maturity dates of each of the respective credit facilities as noted in the table above. On April 10, 2006, KEB extended the expiration date on the line of credit from April 10, 2006 to October 10, 2006.

On March 24, 2006, the Industrial Bank of Korea (IBK) committed itself to extend a secured line of credit (the “March Facility”) of up to 1.5 billion Korean Won (or approximately $1.5 million in U.S. dollars) to SLK. As of March 31, 2006, SLK had drawn down approximately $1.5 million on the March Facility for working capital purposes and to repay certain of its outstanding indebtedness. As discussed in Note 13 - Subsequent Events, the March Facility was terminated and all monies repaid on April 6, 2006.

Related Party and Senior Secured Convertible notes outstanding at March 31, 2006 consist of the following:

Argyle Notes:

In 1998, we received $1,188,000 in cash in exchange for notes payable in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer, and a Director. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all of our assets, although these notes are subordinated to the November 2004 Financing Senior Secured Convertible Notes described below. Both principal and interest are convertible into our common shares at $0.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 20, 2002, the due date was further extended until March 31, 2004. Accordingly, the remaining unamortized discount at the extension date of $198,000 was being amortized through March 31, 2004, resulting in a new effective interest rate of 17% per annum when compared to the outstanding principal balances. On December 31, 2003, the due date was extended until June 30, 2005. Accordingly, the remaining unamortized discount of $33,000 at the extension date was being amortized through June 30, 2005, resulting in a new effective interest rate of 8% per annum when compared to the outstanding principal balances. On November 30, 2004, the due date was extended until December 31, 2008. The remaining unamortized discount of $11,000 at the extension date was amortized through June 30, 2005.

We paid interest payable on the Argyle notes by issuing 142,360 common shares with a market value of $354,476 in 2003, and 142,360 common shares with a market value of $800,063 in 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest payable on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,768 common shares, as a prepayment of interest payable on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of March 31, 2006, total prepaid interest on the Argyle notes for the period April 1, 2006 to December 31, 2008 is $3,182,115 with $1,157,133 classified as a current asset, and $2,024,982 classified as a non-current asset in the accompanying condensed consolidated balance sheets.

Non-cash interest expense includes $271,463 and $151,335 for the three months ended March 31, 2006 and 2005 resulting from the beneficial conversion price of interest payable, which is convertible into common shares at $0.50 per share. This non-cash interest was computed as the excess of the market price of the shares issued for the interest over accrued interest payable.

At March 31, 2006, the carrying value of the Argyle notes totaled $1,188,000 representing the unpaid principal balance.

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The Senior Secured Convertible Notes are senior to notes that we issued to Argyle, which, as noted above, is wholly owned by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer and a Director. The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea. In addition, under the terms of the November 2004 Financing, we are prohibited from paying cash dividends.

In a letter that we received on December 12, 2005, one of the holders of our 2004 notes, Portside Growth & Opportunity Fund (“Portside”), an affiliate of Ramius Capital Group, LLC, notified us of two alleged events of default under their note set forth below. In a letter that we received on December 13, 2005, another holder of our 2004 Notes, Smithfield Fiduciary LLC (“Smithfield”), an affiliate of Highbridge Capital Management, LLC, notified us only with respect to the second alleged event of default, set forth below. In a letter that we received on February 9, 2006, Portside notified us of a third alleged event of default under their note, as set forth below. Each of these notices call for us to redeem the entire $4.5 million principal amount of the Portside and Smithfield 2004 notes, or $9.0 million in the aggregate, plus a redemption premium of $675,000 plus liquidated damages to each of these holders of the 2004 notes pursuant to relevant provisions of their notes.

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

We believe, after review with outside legal counsel, that these allegations lack merit and would not entitle the Noteholders to call the Senior Secured Convertible Notes and other remedies that they are seeking. With respect to the first alleged event of default concerning the alleged registration maintenance failure, we contend that the filing of our post-effective amendments to the registration statements registering the underlying common shares did not and does not constitute an event of default under Section 4(a)(i) of the Portside Note. We contend that the second allegation of default is incorrect because on November 30, 2005 (the interest due date), we tendered payment by forwarding checks payable to Portside, Smithfield and the other holders of the 2004 notes by overnight courier to an attorney representing the holders for the full amounts of the relevant quarterly interest payments. That attorney did not distribute the checks to the four holders (although located in the same city), but instead returned the checks to us in California. We have since tendered payment of that full interest installment amount owing to all of the holders via federal funds wire into designated accounts for each of these parties. We contend that the third allegation of default lacks merit because we believe that the debt financing transactions that we have entered into are permitted under their Senior Secured Convertible Notes and, even if deemed not permitted, do not constitute a breach or failure in any material respect under the Senior Secured Convertible Notes.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We believe that Portside has undertaken to make allegations of events of default that lack merit in an attempt to achieve its objective of amending the terms of its Senior Secured Convertible Note to its advantage, including a reduction in the conversion price of the Notes or an acceleration in repayment of principal on its Senior Secured Convertible Note, although that principal is not due and payable until the note's maturity date, which is November 30, 2007. We have rejected its offers in this regard. We will continue to take appropriate actions that we believe are in the best interests of our Company and our shareholders.

If the Noteholders were entitled to call the Senior Secured Convertible Notes (a) the entire $10 million debt obligation can become due and payable immediately, including the redemption premiums and liquidated damages, and (b) we would, in accordance with FAS 78, “Classification of Obligations That are Callable by the Creditor”, classify the Notes as a current liability. We believe, however, that the alleged events of default of which Portside and Smithfield have given notice lack merit and would not entitle the Noteholders to the remedies that they are seeking. Therefore, we believe it is not probable the Noteholders would prevail in calling the Notes. As a result, in accordance with, FAS 5, “Accounting for Contingencies,” we have continued to classify the Senior Secured Convertible Notes as a long-term obligation in our balance sheet at March 31, 2006. The redemption premium and liquidated damages of $1.5 million and approximately $0.6 million, respectively, have not been accrued in our consolidated financial statements as of December 31, 2005 included in our Annual Report on Form 10-K/A for our fiscal year then ended or in the condensed consolidated financial statements as of March 31, 2006 included in this Form 10-Q. We refer you to Note 1 of our Notes to consolidated financial statements contained in that Form 10-K/A report for additional information regarding the accounting treatment of the Senior Secured Convertible Notes.

Activity in notes payable for the three months ended March 31, 2006 is as follows:

Debt Principal:	Balance at December 31, 2005	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at March 31, 2006
Argyle note	$1,188,000	$—	$—	$—	$1,188,000
Senior Secured Convertible Notes	10,000,000	—	—	—	10,000,000
Senior Secured Convertible Notes
beneficial conversion feature	(100,060)	—	13,050	—	(87,010)
Reimbursement of investor's legal fees	(63,889)	—	8,333	—	(55,556)
Senior Secured Convertible Notes
AIR discount	(683,938)	—	89,610	—	(594,328)
Total	$10,340,113	$—	$110,993	$—	$10,451,106

Interest:
Accrued Argyle note 6%	$—	$17,820	$—	$(17,820)	$—
Argyle note beneficial interest	—	271,463	—	(271,463)	—
Senior Secured Convertible Notes 10%	84,932	247,923	(247,923)	—	84,932
Total	$84,932	$537,206	$(247,923)	$(289,283)	$84,932

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-cash interest expense is as follows:

	Three months ended March 31,
	2006	2005
Amortization of Senior Secured Convertible Notes	$110,993	$110,993
Amortization of Argyle note discount	—	5,500
Liquidated damages on the October 2005 and
January 2006 financings	614,457	—
Beneficial conversion privileges of interest
on Argyle note	271,463	151,335
Amortization of prepaid financing costs	15,858	9,763
Total non-cash interest expense	$1,012,771	$277,592

Note 8.	Issuance of Securities

Exercise of Stock Options and Warrants in the Three Months Ended March 31, 2006

During the first quarter of 2006, 50,000 common shares were issued upon the exercise of employee/director stock options. No warrants were exercised during the first quarter of 2006. Total cash received from option exercises for the three months ended March 31, 2006 was $40,245.

Issuance of Shares, Stock Options and Warrants During the Three Months ended March 31, 2006

On March 17, 2006, we sold 500,000 of our common shares at a purchase price of $2.18 per share to certain institutional investors. Those shares were included in our Post-Effective Amendment No. 6 to Form S-3 "shelf" registration statement (File No. 333-122392), as post-effectively amended through February 14, 2006. The purchase price was based upon the five-day volume weighted average price of our common shares through March 16, 2006, discounted by five percent. We received net proceeds of approximately $1.1 million, intended for working capital and other general corporate purchases. As of the date of this filing, 250,000 of our common shares included in our currently effective "shelf" registration statement have not been sold.

In mid-January 2006, we issued and sold 1,300,000 of our common shares in a private placement to three institutional investors. The purchase price of the common shares was $2.62 per share. We received approximately $3.3 million in net proceeds from the sale of these shares, which were used for working capital and other general corporate purposes, including the repayment of certain short-term debt obligations. We are required under a registration rights agreement, to file a registration statement for the resale of the shares within 30 calendar days after January 12, 2006 and have the registration statement declared effective no later than 90 calendar days after January 12, 2006. The latter may be extended to no later than 120 calendar days if the registration statement is subject to review, comments or other actions by the SEC. As the registration statement was not filed by February 11, 2006 or declared effective prior to April 12, 2006, we may be required to pay an amount equal to 5% of the aggregate purchase price or $170,300 as partial liquidated damages when each of these dates occur and an additional $170,300 for every 30 days thereafter up to six months. After six months, the percentage increases to 10% or $340,600 for each additional 30 days. We have included $448,457 as liquidated damages in non-cash interest expense through March 31, 2006. The registration statement related to these shares was filed with the SEC on May 5, 2006.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The emerging issues task force (“EITF”) is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19”. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and EITF 05-04, because the maximum potential liquidated damages as described above may be greater than the difference in fair values between registered and unregistered shares, the value of the common stock subject to registration should be classified as temporary equity until the registration statement becomes effective. Based on the above determination, the Company has classified the $3,333,950 value of common stock subject to registration as temporary equity as of March 31, 2006 related to the January 2006 Financing. Additionally, $1,026,374 related to our October 2005 equity financing continues to be classified as temporary equity at March 31, 2006.

On February 27, 2006, we filed a registration statement (File No. 333-132048) registering shares issued in our October 2005 financing. Because this registration statement was not filed by November 12, 2005, we may be required to pay $30,000 as liquidated damages to the investors as of November 12, 2005 and every thirty days thereafter through February 27, 2006. We have included $56,000 as liquidated damages in non-cash interest for the first quarter of 2006. Additionally, since the registration statement was not declared effective by the SEC prior to January 12, 2006, we may be required to pay $30,000 as liquidated damages to the investors on January 12, 2006 and for every thirty days thereafter until April 18, 2006, the date of effectiveness for this registration statement. We have included $110,000 as liquidated damages in non-cash interest expense through March 31, 2006. Subsequent to March 31, 2006 and concurrent with the effectiveness of the registration statement, investors accounting for 25% of the invested amount in this transaction have waived their rights to any liquidated damages.

Stock-based compensation, included in selling, general and administrative expenses, is as follows:

	Three months ended March 31,
	2006	2005

Options granted to employees and directors	$668,837	$8,250
Warrants issued for services	—	90,800
	$668,837	$99,050

Note 9.	Segment Information and Significant Customer Information

Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying condensed consolidated financial statements of operations. Therefore, we have determined that we operate in a single business segment. All of our assets are located at our facilities in the United States at March 31, 2006, except for the following:

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Korea	Hong Kong	Japan	Total

Cash	$1,150,823	$—	$—	1,150,823
Accounts receivable	153,279			153,279
Prepaid expenses	138,727			138,727
Deposits	10,502			10,502
Building, net	4,349,772	—	—	4,349,772
Machinery and manufacturing equipment, net	719,883	—	—	719,883
Office furniture and fixtures, net	106,606	—	—	106,606
Other equipment and instruments, net	746,329	—	—	746,329
Inventory, net	253,775	109,164	4,228	367,167
	$7,629,696	$109,164	$4,228	$7,743,088

The following table summarizes our product revenue percentages for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
LCoS (T-3) sets	85%	69%
LCoS (T-1) sets	—	10%
Light engine display units	—	2%
Other (primarily supporting electronics)	15%	19%
Total	100%	100%

Of our total revenue in 2006, 82% was derived from the sales of our LCoS Sets to LG Electronics, a customer located in South Korea. The remaining 18% was derived from the sales of our LCoS Sets to ThinTek Optronics, our customer in Taiwan. LG Electronics made up 92% of our accounts receivable balance at March 31, 2006.

Note 10.	Inventory

Inventory consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Raw materials	$999,372	$796,770
Work-in-progress	63,136	17,043
Finished goods	134,277	294,287
	1,196,785	1,108,100
Inventory reserve	(763,972)	(351,377)
Total inventory	$432,813	$756,723

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11.	Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” to revise SFAS No. 123, “Accounting for Stock-Based Compensation” and supersede APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It requires companies to recognize their compensation costs related to share-based payment transactions in financial statements. These costs are to be measured based on the fair value of the equity or liability instruments issued and are recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). We have applied SFAS No. 123R in the first quarter of 2006.

Note 12.	Commitments and Contingencies

Alleged Events of Default on Senior Secured Convertible Notes

Certain allegations of events of default related to the November 30, 2004 Financing have been communicated to us as more fully described in Note 7.

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

U.S. Securities and Exchange Commission Investigation

As previously reported in our post-effective amendments to the Form S-3 Registration Statement registering the common shares underlying the Senior Secured Convertible Notes (the “Financing Registration Statement”) (File No. 333-122391) and the Form S-3 Registration Statement registering common shares on a “shelf” (the “Shelf Registration Statement”) (File No. 333-122392), we filed an unauthorized consent of BDO Siedman to Amendment Nos. 5 and 6 to the Financing Registration Statement and to Amendment Nos. 3 and 4 to the Shelf Registration Statement in order to incorporate by reference their report on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003, respectively. Although we received the requisite authorized consents from BDO Seidman to incorporate by reference their report on the consolidated financial statements into the Financing Registration Statement and the Shelf Registration Statement when initially filed and in subsequent amendments thereto (and BDO Seidman has not withdrawn these subsequent consents), we did not receive the requisite authorization from BDO Seidman to file its consent as an exhibit to the penultimate and final pre-effective amendments to either the Financing Registration Statement or the Shelf Registration Statement (i.e. Amendment Nos. 5 and 6 and Amendment Nos. 3 and 4 to the respective registration statements). The penultimate and final pre-effective amendments to both the Financing Registration Statement and the Shelf Registration Statement were filed with the SEC on July 27, 2005.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Audit Committee of our Board of Directors conducted an investigation and review of the developments pertaining to the BDO Seidman consent issue with the assistance of independent counsel.

The Audit Committee delivered its report, dated October 31, 2005, to our Chief Executive Officer, Robert A. Olins. The Report concluded that the evidence does not support a finding that any of our employees included the unauthorized BDO consents in the amendments to the Registration Statements referred to above with fraudulent intent or with specific knowledge that BDO Seidman had not authorized the filing of these consents. It concluded that the evidence was consistent with our inclusion of the consents due to lack of communication, a series of misunderstandings and/or a failure of inquiry. As to Mr. Olins, the Report concluded that the Audit Committee found no evidence that Mr. Olins was informed that BDO Seidman had not authorized the filing of these consents. However, it also found no evidence that Mr. Olins inquired or determined whether BDO Seidman had in fact authorized inclusion of the consents in these filings. The Audit Committee Report determined that Mr. Olins, as our Chief Executive Officer, did not exercise sufficient diligence in supervising the filing of the amendments to the Registration Statements, that this was a particularly serious failing in light of the SEC having highlighted the need for consents from BDO Seidman, and that as CEO he bears responsibility for the filings. The Audit Committee also stated its belief that, throughout the process of preparing and filing the amendments to the Registration Statements, Mr. Olins acted with our best interests and the best interests of our shareholders in mind, and that his lack of diligence was not motivated by self-interest and that nothing related to this incident personally benefited him financially.

The Audit Committee recommended three remedial actions. It concluded that the membership of the Board of Directors should be supplemented with a financial expert within the meaning of SEC rules. It also concluded that we must improve our corporate governance and disclosure controls, including hiring a full-time Chief Financial Officer and a Controller (who can be the same person). It further concluded that by reason of Mr. Olins' responsibility as CEO for supervision of corporate filings, he should reimburse us for the sum of $50,000, a portion of the costs incurred by us by reason of the unauthorized BDO Seidman consents and the resulting inquiries. In compliance with the Audit Committee Report, in December 2005, Mr. Olins made the $50,000 payment to reimburse the Company. To date, our Board of Directors has not been supplemented with a financial expert and we have not hired a fulltime CFO or Controller. As of April 28, 2006, we have hired a part-time Director of Accounting and Finance.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have been advised by the Staff of the SEC that the Staff is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO consent. We have been cooperating with the Staff with respect to this matter.

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

Because both registration statements were used to sell common shares after the SEC declared the registration statements effective, it is conceivable that there may be litigation against us or our officers or directors under Section 11 of the Securities Act. Although we do not believe that the filing of an invalid consent constitutes a materially misleading statement or an omission to disclose a material fact within the meaning of Section 11 of the Securities Act, a contrary determination could result in a liability for us.

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

Note 13.	Subsequent Events

April 2006 Financing

On April 7, 2006, we sold 750,000 of our common shares at a purchase price of $3.26 per share to certain institutional investors. Those shares were included in our Post-Effective Amendment No. 6 to Form S-3 “shelf” registration statement (File Number 333-122392), as post-effectively amended through February 14, 2006, which was declared effective by the SEC in July 2005. We received net proceeds of approximately $2.4 million from the transaction.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Termination of March 2006 Credit Facility

On April 6, 2006, SLK, our wholly-owned subsidiary terminated the 1.5 billion Korean Won line of credit (the “March Facility”) established on March 24, 2006 with the Industrial Bank of Korea (IBK) by repaying all monies borrowed as well as certain prepayment and finance charges. IBK has released its lien on SLK’s assets securing the March Facility and related personal guarantees made by certain officers. We terminated this line of credit as some of the terms of the line might have been precluded by our other contractual obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Part II Item 1A and those discussed in the Company’s Annual Report on Form 10-K/A - Amendment No. 1 as filed with the Securities and Exchange Commission on April 11, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of our condensed consolidated financial condition as of March 31, 2006, and our results of operations for the three months ended March 31, 2006 and 2005. The following should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

OVERVIEW

We are in the business of manufacturing high-resolution LCoS microdisplays. Our current customers and prospective customers are original equipment manufacturers (OEMs) engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Currently we are working with OEMs of high definition televisions, light engines for incorporation into high definition televisions and near-to-eye display devices.

Status of Business with LG Electronics, Inc.

In July 2004, we entered into an agreement with LG Electronics (see Exhibit 10.5 to our 2004 Annual Report on Form 10-K/A filed with the SEC on December 29, 2005), providing for us to sell our T-3 LCoS Sets to LG Electronics. Our supply agreement with LG Electronics provides that we will be their exclusive supplier of three-chip LCoS microdisplay products for twelve months beginning from the date that we commenced shipments under that agreement. Furthermore, our agreement provides that LG Electronics will have the exclusive right in South Korea to purchase T-3 microdisplay products from us for the twelve months beginning from the date that we commenced shipments under that agreement. In July 2005, we commenced delivering a limited quantity of commercial production LCoS Sets to LG Electronics. Under the July 2004 agreement, LG Electronics agreed to purchase from us a minimum of 21,000 LCoS Sets during an initial six-month delivery period, which was originally scheduled to commence in January 2005, subject to LG Electronics' completion of pre-production requirements. Our July 2005 product delivery to LG Electronics included a smaller quantity of LCoS Sets than was originally contemplated under the July 2004 agreement for the first delivery month. We delivered those LCoS Sets in July 2005 based upon our expectation that in the immediate future we would receive a firm purchase order from LG Electronics.

In August 2005, we received a firm purchase order from LG Electronics for its purchase from us of an aggregate minimum quantity of 9,300 LCoS Sets for the period July through December 2005, thereby reducing the initial six-month delivery period purchase commitment. In October 2005, we publicly announced that we had received the formal written qualification letter from LG Electronics stating that we have met certain agreed upon technical specifications (which had been the subject of prior informal approval in July 2005). We later agreed with LG Electronics to move the initial six-month delivery period to November 2005 through April 2006. We subsequently agreed with LG Electronics, through a series of communications, that the initial purchase order for 9,300 LCoS Sets may be filled over a period of time that will extend beyond April 2006. We currently expect that we will be able to fulfill the initial order for 9,300 LCoS Sets by the end of the summer of 2006. This revised schedule has been based primarily upon changing expectations about our production output capacity and will allow us to conduct a focused ramp up of our LCoS Set production in South Korea.

We have been delivering a limited quantity of production LCoS Sets to LG Electronics since July 2005, but our delivery ramp up has been slower and more inconsistent than expected due to LG Electronics’ product specification changes and problems that we have experienced in increasing our manufacturing volumes. These manufacturing problems were principally attributable to external variables in the manufacturing environment including temperature, humidity and dust particle presence. These manufacturing problems occurred during the alignment coating, glue application and cell lamination portions of our manufacturing process, which are highly susceptible to those external variables. Until recently, those portions of the manufacturing process were being carried out in our production facility in California. We have attempted to address our manufacturing problems by recently relocating these portions of our manufacturing process to our production facility in South Korea, where we believe that the combination of a new facility designed to our specifications and qualified manufacturing personnel provides us with more exacting controls over the external variables that can impact our manufacturing process. At our manufacturing facility in South Korea, in recent tests and production runs, it appears that we are no longer experiencing the production problems attributable to the external variables specified above. However, in April 2006, we experienced certain production problems that we believe are attributable to flaws in the silicon wafers that we obtained from our supplier. We are working with that supplier to attempt to remedy these flaws that we believe are causing the problems in our production.

Our entire manufacturing operations are now conducted at the facility in South Korea. The transfer of those specific portions of the process caused a delay in manufacturing operations while production equipment was physically transferred from California to South Korea and South Korean employees are being trained to use that equipment. The final phase of this transition occurred during the first quarter of 2006. We believe that having manufacturing take place in one location will allow us to maintain a higher level of quality controls over LCoS Set production, which we expect will increase our long-term manufacturing yields and improve our ability to produce sufficient quantities of LCoS Sets to meet future quantity demands from LG Electronics and other customers and prospective customers. The potential negative impact upon our results of operations that could be caused by additional difficulties in manufacturing our LCoS Sets are described under the Risk Factors section of our Annual Report on Form 10-K, as amended.

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

In 2005, a substantial percentage of our product deliveries, which were in small quantities, were made to LG Electronics. Based upon our agreement with LG Electronics and our present expectations, it is likely that a substantial percentage of our anticipated future product deliveries in the first half of 2006 will be made to LG Electronics as well. In the event that we are unable to ramp up our delivery volumes to LG Electronics by the end of July 2006, we believe that it is reasonably likely that LG Electronics may discontinue actively doing business with us. The loss of LG Electronics as a customer or further significant delays in our delivery schedule to LG Electronics could materially harm our future sales and results of operations; and our substantial dependence on one customer is subject to risks set forth under the heading “Business Risks and Uncertainties” in Part II Item 1A.

Status of Business in Taiwan

To date, we have delivered limited quantities of our T-3 LCoS Sets to our Taiwanese customer, ThinTek Optronics Corporation. A substantial portion of these product deliveries occurred through all four quarters of 2005, and we have continued to deliver to date. ThinTek has ordered quantities sufficient for pilot programs and sample products, but not enough to enable them to launch mass production of LCoS high definition televisions. We have continuing business relationships with customers and prospective customers in Taiwan, including ThinTek. We are maintaining our plans to ship our products to ThinTek and prospective Taiwanese customers in 2006. We cannot provide assurance concerning the quantities of our products that we will sell to ThinTek and other prospective customers in the future.

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

We have continuing business relationships with customers and prospective customers in China. Current Chinese prospective customers are at different stages in the development and product introduction processes, and their efforts are progressing at a slower rate than we originally anticipated. One of our original Chinese customers, Skyworth, has commenced sales of televisions utilizing our display units incorporating our T-1 LCoS Sets into the Chinese educational market. However, we do not intend to sell any additional display units incorporating our T-1 LCoS Sets beyond those we currently have in inventory to Skyworth. They may elect to transition to products incorporating our T-3 LCoS Sets. We cannot provide assurance concerning the quantities of our products that we will sell to our Chinese customers and prospective customers in the future.

Market Strategy for Taiwan and China

Although our Chinese and Taiwanese customers' progression from product prototyping to mass production has been far slower than we had anticipated, we remain positive about our business prospects in China and Taiwan and the potential for China and Taiwan to become large markets for us. We believe that Chinese and Taiwanese television manufacturers tend to apply a market strategy of following the successful business models of global television manufacturing leaders, rather than acting as leaders themselves in terms of introducing new technologies to the marketplace. We therefore believe that if the LCoS technology gains greater acceptance in the high definition television marketplace, and if industry leaders, such as Sony, JVC and LG Electronics, present their LCoS based televisions to the worldwide consumer markets in a prominent fashion, it will then be more likely that the Chinese and Taiwanese television manufacturers will follow these business models and ramp up their own lines of LCoS high definition televisions. We believe that our present course of continuing to transact business with major Chinese and Taiwanese television manufacturers is positioning us to be a leading LCoS supplier in China and Taiwan in the future.

Other Business Development

We are currently continuing to develop working relationships with prospective customers, located primarily in Japan and other parts of the Pacific Rim region. These prospective customers fall into two general categories: 1) television manufacturers and 2) light engine suppliers. We have provided samples of our LCoS Sets to certain of these prospective customers, but we do not have any formal agreements with these parties. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot assure that we will receive any purchase orders binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under “Business Risks and Uncertainties” in Part II Item 1A.

3-D Near-To-Eye Display Market

We have commenced working with a South Korean-based designer and manufacturer of 3-D eyeglass-type display devices. These eyeglasses, which are being designed to be powered by our existing 1080p microdisplays, will provide users with a visual experience comparable to that of a large screen high definition television. We have agreed not to disclose the name of the developer at this time and the parties have not entered into any written agreements.  The product line under development is a 3-D eyeglass-type display device for use with wireless phones, personal digital assistants and personal media players, which will enable the viewing of broadband content, cable and satellite television, music videos as well as playing of video games, all with the experience of high definition large screen television. The device will be designed to minimize the weight and maximize the comfort of the eyeglasses by locating the LCoS microdisplays and control functions in the wireless phone, PDA or personal media player, with the video signal transmitted to the eyeglass through optical fiber. We are in the process of developing a new dual imager solution for this display application.  We believe that 3-D near-to-eye display products represent a growing segment of the consumer electronics sector and we intend to actively pursue business opportunities in this market, although there can be no assurances that we will be able to derive meaningful sales from this market.

Manufacturing of LCoS Sets

We completed construction of our South Korean manufacturing facility in January 2005. This facility serves as our central commercial manufacturing base. The facility began producing products for commercial sale in limited quantities in the second quarter of 2005. The facility is designed with the capacity, on full employment, to produce up to 28,000 LCoS Sets per month. The facility has been specially designed for expansion to a capacity of 120,000 LCoS Sets per month in several expansion phases. We believe that the facility can be expanded in an efficient manner in the event that such expansion becomes necessary based upon increased or perceived increased demand for our products from our customers.

We are currently training our operators and supervisors in key processes and equipment familiarization. We recently completed the process of moving all of our manufacturing operations to South Korea, which included physically moving all manufacturing equipment that remained in California as of the end of 2005. As part of the transition to full-scale manufacturing, we experienced some manufacturing problems. These manufacturing problems have been principally attributable to external variables in the manufacturing environment including temperature, humidity and dust particle presence. The manufacturing problems have occurred during the alignment coating, glue application and cell lamination portions of our manufacturing process, which are highly susceptible to those external variables such as dust particle presence, temperature and humidity. Until recently, those portions of the manufacturing process were being carried out in our production facility in California. We have attempted to address our manufacturing problems by recently relocating these portions of our manufacturing process to our production facility in South Korea, where we believe that the combination of a new facility designed to our specifications and qualified manufacturing personnel provides us with more exacting controls over the external variables that can impact our manufacturing process. At our manufacturing facility in South Korea, in recent tests and production runs, it appears that we are no longer experiencing the production problems attributable to the external variables specified above. However, in April 2006 we experienced certain production problems that we believe are attributable to flaws in the silicon wafers used for our backplane that we obtained from our supplier. We are working with that supplier to attempt to remedy these flaws that we believe are causing the problems in our production. Potential difficulties in manufacturing process our LCoS Sets could have a material negative impact upon our results of operations as set forth under Business Risks and Uncertainties in Part II. Item 1A and under Risk Factors in our Annual Report on Form 10-K/A filed with the SEC on April 11, 2006.

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

Certain Developments

As previously reported in our post-effective amendments to the Form S-3 Registration Statement registering the common shares underlying the Senior Secured Convertible Notes (the “Financing Registration Statement”) (File No. 333-122391) and the Form S-3 Registration Statement registering common shares on a “shelf” (the “Shelf Registration Statement”) (File No. 333-122392), we filed an unauthorized consent of BDO Seidman to Amendment Nos. 5 and 6 to the Financing Registration Statement and to Amendment Nos. 3 and 4 to the Shelf Registration Statement in order to incorporate by reference their report on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003, respectively. Although we received the requisite authorized consents from BDO Seidman to incorporate by reference their report on the consolidated financial statements into the Financing Registration Statement and the Shelf Registration Statement when initially filed and in subsequent amendments thereto (and BDO Seidman has not withdrawn these subsequent consents), we did not receive the requisite authorization from BDO Seidman to file its consent as an exhibit to the penultimate and final pre-effective amendments to either the Financing Registration Statement or the Shelf Registration Statement (i.e. Amendment Nos. 5 and 6 and Amendment Nos. 3 and 4 to the respective registration statements). The penultimate and final pre-effective amendments to both the Financing Registration Statement and the Shelf Registration Statement were filed with the SEC on July 27, 2005.

The Audit Committee of our Board of Directors conducted an investigation and review of the developments pertaining to the BDO Seidman consent issue with the assistance of independent counsel.

The Audit Committee delivered its report, dated October 31, 2005, to our Chief Executive Officer, Robert A. Olins. The Report concluded that the evidence does not support a finding that any of our employees included the unauthorized BDO consents in the amendments to the Registration Statements referred to above with fraudulent intent or with specific knowledge that BDO Seidman had not authorized the filing of these consents. It concluded that the evidence was consistent with our inclusion of the consents due to lack of communication, a series of misunderstandings and/or a failure of inquiry. As to Mr. Olins, the Report concluded that the Audit Committee found no evidence that Mr. Olins was informed that BDO Seidman had not authorized the filing of these consents. However, it also found no evidence that Mr. Olins inquired or determined whether BDO Seidman had in fact authorized inclusion of the consents in these filings. The Audit Committee Report determined that Mr. Olins, as our Chief Executive Officer, did not exercise sufficient diligence in supervising the filing of the amendments to the Registration Statements, that this was a particularly serious failing in light of the SEC having highlighted the need for consents from BDO Seidman, and that as CEO he bears responsibility for the filings. The Audit Committee also stated its belief that, throughout the process of preparing and filing the amendments to the Registration Statements, Mr. Olins acted with our best interests and the best interests of our shareholders in mind, and that his lack of diligence was not motivated by self-interest and that nothing related to this incident personally benefited him financially.

The Audit Committee recommended three remedial actions. It concluded that the membership of the Board of Directors should be supplemented with a financial expert within the meaning of SEC rules. It also concluded that we must improve our corporate governance and disclosure controls, including hiring a full-time Chief Financial Officer and a Controller (who can be the same person). It further concluded that, by reason of Mr. Olins' responsibility as CEO for supervision of corporate filings, he should reimburse us for the sum of $50,000, a portion of the costs incurred by us by reason of the unauthorized BDO Seidman consents and the resulting inquiries. In compliance with the draft Audit Committee Report, in December 2005, Mr. Olins made the $50,000 payment to reimburse the Company. To date, our Board of Directors has not been supplemented with a financial expert and we have not hired a fulltime CFO or Controller. As of April 28, 2006, we have hired a part-time Director of Accounting and Finance.

We have been advised by the Staff of the SEC that the Staff is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO consent. We have been cooperating with the Staff with respect to this matter.

On December 6, 2005, we filed Post-Effective Amendment No. 2 to the Financing Registration Statement and the Shelf Registration Statement for the purpose of filing an amended Exhibit 23.2, which included the consent of the independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co., LLP (OUM). That consent allows us to incorporate by reference into that registration statement the consolidated financial statements appearing in our 2004 Annual Report on Form 10-K/A filed on December 29, 2005, as of and for each of the three years ended December 31, 2004.

In February 2006, we were advised by the Staff of the SEC that Post-Effective Amendment No. 6 to both the Financing Registration Statement and the Shelf Registration Statement were declared effective by the SEC.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had approximately $1.4 million in cash and cash equivalents, an increase of approximately $1.3 million from the December 31, 2005 balance of approximately $43,000. Our net working capital deficiency at March 31, 2006 was approximately $2.4 million compared to approximately $2.3 million at December 31, 2005.

Net cash used in operating activities totaled approximately $4.2 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively, representing an increase of approximately $2.5 million. The increase in cash used in operating activities in 2006 is primarily associated with operating our manufacturing facility prior to its being at full operating capacity.

Net cash used in investing activities totaled approximately $0.2 million and $3.3 million for the three months ended March 31, 2006 and 2005, respectively. Cash used in investing activities during 2005 were related to building our South Korean manufacturing facility. These building activities were completed during 2005.

Net cash provided by financing activities in the three months ended March 31, 2006 and 2005 were approximately $5.8 million and $50,000, respectively. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares on January 12, 2006 at a purchase price of $2.62 per share and approximately $1.1 million that we received from the sale of 500,000 of our common shares on March 17, 2006 at a purchase price of $2.18 per share. The 500,000 shares sold on March 17, 2006 were included in our Post-Effective Amendment No. 6 to Form S-3 "shelf" registration statement (File No. 333-122392), as post-effectively amended through February 14, 2006. We borrowed an additional approximately $1.4 million on our lines of credit with South Korean banks during the first quarter of 2006. Additional contributions came from the exercise of employee stock options. In 2005, cash was provided primarily from the exercise of employee stock options and warrants.

We expect to meet our immediate cash needs and fund our immediate working capital requirements with our existing cash balances and from additional sources. Those sources include proceeds of approximately $2.4 million that we received from the sale of 750,000 of our common shares on April 10, 2006, cash payments from our customers; the exercises of stock options and warrants; and additional sales of our common shares and/ or derivative securities. There can be no assurances with respect to these potential sources. We believe that our current cash and cash equivalents as of March 31, 2006, combined with the proceeds of approximately $2.4 million from the sale of 750,000 of our common shares on April 7, 2006 from a private placement of our common shares, as more fully described in Note 13, will be sufficient to meet our capital and liquidity requirements for our operations through June 2006. We will be required to raise significant amounts of additional capital to continue to fund our operations on a going forward basis. To raise additional capital, we plan to sell the remaining 250,000 common shares that we have available for sale under a currently effective “shelf” registration statement. We also believe that we will be required to complete additional equity and/or debt financings in 2006. If we are unable to obtain additional funds on reasonable terms, we may be unable to continue our operations at current levels, or at all.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005

Revenue.  We recognized revenue of approximately $86,000 and $98,000 during the quarter ended March 31, 2006 and 2005, respectively. Revenue in both periods was derived primarily from sales of LCoS Sets to LG Electronics.

The following table summarizes our sales revenue by product for the first quarter 2006 and 2005.

	Three months ended March 31,
	2006	2005
LCoS (T-3) sets	85%	69%
LCoS (T-1) sets	—	10%
Light engine display units	—	2%
Other (primarily supporting electronics)	15%	19%
Total	100%	100%

Revenue from one customer, LG Electronics, accounted for 82% and 69% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost expected revenue in a timely manner could harm our sales or results of operations.

Gross Margin. Gross margin was reduced from approximately $28,000 during the first quarter of 2005 to negative gross margin of approximately $1,463,000 during the first quarter 2006. The first quarter of 2006 includes the costs to operate our South Korean manufacturing facility. We were in the process of building this facility during the first quarter of 2005 but had no operational expenses related to it. As long as our production capabilities and therefore sales continue to lag behind the costs to run this facility, we will continue to experience negative gross margins. Additionally, cost of revenue during the first quarter of 2006 includes a reserve of approximately $413,000, which was recorded to reserve the remaining value of our T-1 LCoS Set inventory as well as a percentage of our light engine inventory. We believe there are still opportunities to sell both products, but we have shifted our focus to the manufacture and sale of our T-3 LCoS Set products. We are not currently manufacturing either the T-1 LCoS Set or the light engine products and their sales were minimal during 2005.

Selling, general and administrative costs. Cash-based selling, general and administrative costs were approximately $1,971,000 and $1,710,000 during the three months ended March 31, 2006 and 2005, respectively, an increase of $261,000 or 15%. Contributing to the increase was approximately $215,000 of wages, office supplies and other general and administrative expenses related to our new South Korean facility. Additional increases included $92,000 for freight, primarily related to shipments of equipment and supplies to our South Korean facility, and increased consulting costs of $72,000 related to the requirements of complying with the Sarbanes-Oxley Act of 2002. Legal fees increased by approximately $183,000 related to the routine review of our registration statements on Forms S-3 and our Annual Report on Form 10-K for the year ended December 31, 2005 as well as involvement with the ongoing SEC investigation. These increases were partially offset by decreases in general office expenses of approximately $166,000 due to a reduction of staff and activities in our California offices as well as timing differences. Additionally, salary and wage expense for administrative personnel decreased by approximately $135,000.

Stock-based compensation included in selling, general and administrative costs. Stock-based compensation was approximately $669,000 and $99,000 in the three months ended March 31, 2006 and 2005, respectively. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation. Expenses in the first quarter of 2005 included the value of a warrant issued for sales services as well as expense related to stock options issued to an employee in 2003 at an exercise price lower than the fair market value of the stock on the date of grant expensed over the vesting period.

Research and development costs. Research and development costs were approximately $242,000 and $493,000 in the three months ended March 31, 2006 and 2005, respectively, a decrease of $251,000 or 51%. During the first quarter of 2005, significant effort was expended on developing the LCoS Sets to meet LG Electronics’ new specifications as well as ramping up the South Korean plant to prepare for commercial scale production. These efforts neared completion towards the end of 2005, resulting in reduced expenses during the first quarter of 2006.

Interest expense. Interest expense for the three months ended March 31, 2006 increased approximately $16,000 from $267,000 during first quarter 2005 to $283,000 for the first quarter 2006. The increase is due to interest incurred on the short-term South Korean debt facilities. No comparable facilities existed during the first quarter of 2005.

Non-cash interest expense.  Non-cash interest expense was approximately $1,013,000 and $278,000 for the three months ended March 31, 2006 and 2005, respectively. Non-cash interest expense includes expense associated with the amortization of the beneficial conversion price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer, Principal Financial and Accounting Officer and a Director. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Also included in non-cash interest expense is the amortization of note discounts and note financing costs of the Senior Secured Convertible Notes. The increase in the three months ended March 31, 2006 as compared to the same period in 2005 primarily related to the accrual of approximately $614,000 relating to potential liquidated damages in connection with the registration rights agreement entered into as part of the October 2005 Financing and the January 2006 Financing.

Critical Accounting Policies

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

Inventory valuation - We value inventories at the lower of cost (based on the first-in, first-out method) or market value. We include raw materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected selling price of the product based on historical recovery rates. If we assess the market value of our inventory to be less than costs we write it down to its replacement cost or its net realizable value. Our estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

Share-based Payments - Effective January 1, 2006 we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  We estimate the expected life of options granted based on the simplified method provided in Staff Accounting Bulletin No. 107 for "plain vanilla" options.  We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled.  If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  See Note 4—“Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

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

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash accounts. We invest excess cash and cash equivalents in a checking account or money market account with reputable banks both in the United States and South Korea. Our cash accounts in the United States are not FDIC or otherwise insured, to the extent that the accounts exceed $100,000; and our cash accounts in South Korea are not insured. As of March 31, 2006, our cash and cash equivalents totaled approximately $1.4 million.

Foreign Currency Risk. We are exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiary into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiary's financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income or loss. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. During the first quarter of 2006, the foreign currency transaction gains, realized and unrealized, were not material.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2006, management of our Company, under the supervision of our principal executive and financial officer (CEO), evaluated (the Controls Evaluation) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls).

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

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures. As of March 31, 2006, our CEO conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s CEO, to allow timely decisions regarding required disclosure. Based on his evaluation, as described in Item 9A “Controls and Procedures” in our Annual report on Form 10-K/A filed with the SEC on April 11, 2006, the CEO has concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Changes in Internal Controls

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.  See our discussion of the SEC investigation being conducted, which is described under “Item 3, Management’s Discussion and Analysis of Financial Condition and results of Operations - Overview Certain Development.”

ITEM 1A.	Business Risks and Uncertainties

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. The two risk factors below were disclosed on the Form 10-K/A and have been updated.

We are currently manufacturing and shipping our LCoS Sets in limited commercial quantities, but if we encounter difficulties in manufacturing our products in larger quantities, then we may have difficulty meeting customer demands and our operating results could be significantly harmed by such difficulties.

We have experienced difficulties in manufacturing our LCoS Sets principally due to problems that we have experienced in certain specific portions of our manufacturing process, which, until January 2006, were being carried out in our production facility in California. To resolve some of these difficulties we have relocated these portions of our manufacturing process to our production facility in South Korea, where we have qualified manufacturing personnel and a new facility designed to our specifications. Recently, we have experienced certain production problems at our facility in South Korea that we believe are attributable to flaws in the silicon wafers that we obtained from our supplier TSMC. See “LG Electronics, Inc.” contained in “About SpatiaLight” for a more detailed discussion of manufacturing difficulties that we have experienced. By having manufacturing take place in one location, we expect to be able to maintain a higher level of quality controls over our LCoS Set production. However, because the manufacture of our LCoS Sets involves highly complex processes, technical problems may continue to arise as we manufacture our LCoS Sets and we cannot assure satisfactory manufacturing yields on a continuing basis or that we will be able to adequately ramp up volume production of our LCoS Sets.

Current purchase orders, including our agreement with LG Electronics, and anticipated future purchase orders, which we cannot assure, will require us to produce greater quantities of our LCoS Sets than we have produced in the past. If future manufacturing yields cannot be maintained and improved further or if we incur unanticipated future problems in production of our LCoS Sets, it will significantly harm our business and operating results because we will have already incurred the costs for the materials used in the LCoS Set manufacturing process as well as the costs of operating our South Korean manufacturing facility. Unanticipated further problems in manufacturing our LCoS Sets could also cause production delays that might lead our current and prospective customers to seek other sources, which would negatively affect our operating results.

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

We currently obtain silicon backplanes, a vital component in our microdisplays, from a company in Taiwan, which is subject to potential instability because of Taiwan’s troubled relations with China. Unless we obtain an alternative source, any disruption or termination of our silicon backplane manufacturing source's operation in Taiwan or air transportation with the Far East could significantly harm our operations. Furthermore, we believe that recent lots of silicon wafers that we have received from a supplier have contained flaws that have materially harmed our manufacturing yields. Unless we are able to work with that supplier to significantly reduce or eliminate these flaws in the silicon wafers, we will likely experience low manufacturing yields, which will substantially harm our results of operations.

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

In 2005, most of our revenue was derived from LG Electronics. Based upon our agreement with LG Electronics, it is likely that a substantial percentage of our anticipated future revenues will be derived from LG Electronics as well. If we cannot diversify our customer base or derive increased revenues through additional purchase orders and product deliveries from customers other than LG Electronics, and therefore remain primarily reliant on only one customer for a substantial percentage of our revenues, we will be vulnerable to a substantial decline in anticipated revenues if we lose LG Electronics as a customer for any reason or if LG Electronics were to otherwise reduce, delay or cancel its orders. In the event that we are unable to ramp up our delivery volumes to LG Electronics by the end of July 2006, we believe that it is reasonably likely that LG Electronics may discontinue actively doing business with us. Any such events could have a material adverse effect on our business, operations and financial condition and the value of our common shares could decline substantially.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In mid-January 2006, we issued and sold 1,300,000 of our common shares in a private placement to three institutional investors. The common shares were sold in reliance upon an exemption from registration available to issuers under Section 4(2) of the Securities Act of 1933, as amended, and under Rule 506 of the rules promulgated by the SEC pursuant to the Securities Act.  The purchase price of the common shares was $2.62 per share. We received approximately $3.3 million in net proceeds from the sale of these shares, which were used for working capital and other general corporate purposes, including the repayment of certain short-term debt obligations.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Restated Certificate of Incorporation*
4.2	Bylaws*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert A. Olins
32.1	Certification of Robert A. Olins Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report on Form 8-K:

The Company filed five reports on Form 8-K during the quarter ended March 31, 2006. Information regarding the items reported is as follows:

Date Filed	Item Reported On

January 19, 2006	Item 1.01. Entry into a Material Definitive Agreement; and
Item 3.02. Unregistered Sales of Equity Securities

February 14, 2006	Item 2.04. Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off Balance Sheet Arrangement

March 14, 2006	Item 2.02 Results of Operations and Financial Condition

March 23, 2006	Item 1.01. Entry into a Material Definitive Agreement

*	Previously filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPATIALIGHT, INC.

Date: May 10, 2006	By:	/s/ ROBERT A. OLINS

Name: Robert A. Olins Title: Chief Executive Officer, Principal Financial and Accounting Officer