Form 10-Q
period 2006-06-30
SPATIALIGHT INC
filed 2006-08-09
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 40,797,740 common shares as of August 7, 2006.

SPATIALIGHT, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2006

Table of Contents

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of
	June 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations
	for the Three and Six Months Ended June 30, 2006 and 2005	4

	Condensed Consolidated Statement of Stockholders’ Equity
	(Deficit) for the Six Months Ended June 30, 2006	5

	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended June 30, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	40

Item 4.	Controls and Procedures	40

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	42

Item 1A.	Business Risks and Uncertainties.	42

Item 2.	Unregistered Sales of Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities.	46

Item 4	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	48

Item 6.	Exhibits and Reports on Form 8-K	48

	Signatures	49

PART I.	FINANCIAL INFORMATION
Item	1. Condensed Consolidated Financial Statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)	(Note 2)
ASSETS

Current assets
Cash and cash equivalents	$466,412	$42,565
Accounts receivable, net of $11,270 and $0 allowance for doubtful
accounts as of June 30, 2006 and December 31, 2005, respectively	60,645	139,676
Inventory, net	428,946	756,723
Prepaids and other current assets	399,012	255,157
Prepaid current non-cash interest to related party	1,157,133	1,157,133
Total current assets	2,512,148	2,351,254

Property, plant and equipment, net	6,757,900	6,813,520
Prepaid non-cash interest to related party	1,735,699	2,314,265
Other assets	48,234	73,437

Total assets	$11,053,981	$11,552,476

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short term loans	$791,187	$572,025
Short term loan from a related party	-	224,384
Accounts payable	1,169,157	1,665,711
Fair value of warrants to purchase common stock	-	778,270
Accrued expenses and other current liabilities	1,232,489	1,389,427
Total current liabilities	3,192,833	4,629,817

Senior secured and related party convertible notes	10,562,100	10,340,113

Total liabilities	13,754,933	14,969,930

Commitments and contingencies

Temporary equity:
Common stock, subject to registration, $0.01 par value;
571,431 shares issued and outstanding, net of original fair value of warrants of $958,625 and issuance costs of $15,000
at December 31, 2005	-	1,026,374
Total liabilities and temporary equity	13,754,933	15,996,304

Stockholders' equity (deficit):
Common stock, $.01 par value:
50,000,000 shares authorized;
40,797,740 and 36,777,069 shares issued and outstanding,
at June 30, 2006 and December 31, 2005, respectively	407,977	367,771
Additional paid-in capital	89,212,044	76,631,925
Other comprehensive income	282,118	222,317
Accumulated deficit	(92,603,091)	(81,665,841)
Total stockholders' equity (deficit)	(2,700,952)	(4,443,828)

Total liabilities, temporary equity, and stockholders' equity (deficit)	$11,053,981	$11,552,476

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue	$59,148	$41,149	$144,842	$138,908
Cost of revenue	1,602,014	89,044	3,150,344	158,888
Gross margin	(1,542,866)	(47,895)	(3,005,502)	(19,980)

Selling, general and administrative expenses (including stock-based general and administrative expenses of $976,156 and $8,250 for the three month periods ended June 30, 2006 and 2005, respectively, and $1,644,933 and $107,300 for the six month periods ended June 30, 2006 and 2005, respectively).	2,894,372	1,780,477	5,534,466	3,589,092
Research and development expenses	411,175	1,165,634	653,246	1,659,130

Total operating expenses	3,305,547	2,946,111	6,187,712	5,248,222

Operating loss	(4,848,413)	(2,994,006)	(9,193,214)	(5,268,202)

Other income (expense):
Interest expense:
Interest expense	(31,984)	(267,775)	(314,972)	(534,910)
Non-cash interest expense	(473,729)	(277,592)	(1,486,500)	(555,184)
Total interest expense	(505,713)	(545,367)	(1,801,472)	(1,090,094)

Gain from revaluation of note purchase option and investment right liabilities	-	6,537	-	657,772
Gain from revaluation of warrants	34,111	-	21,693	-
Foreign currency translation gain	7,780	-	12,353	-
Interest and other income	7,654	8,389	24,190	27,542

Total other income (expenses)	(456,168)	(530,441)	(1,743,236)	(404,780)

Loss before income tax expense	(5,304,581)	(3,524,447)	(10,936,450)	(5,672,982)

Income tax expense	-	-	800	-

Net loss	$(5,304,581)	$(3,524,447)	$(10,937,250)	$(5,672,982)

Net loss per share - basic and diluted	$(0.13)	$(0.10)	$(0.28)	$(0.16)

Weighted average shares used in computing
net loss per share- basic and diluted	40,122,993	35,965,774	39,356,858	35,892,277

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
SIX MONTHS ENDED JUNE 30, 2006

			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHEN-	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	SIVE INCOME	EQUITY (DEFICIT)
Balance, January 1, 2006	36,777,069	$367,771	$76,631,925	$(81,665,841)	$222,317	$(4,443,828)

Exercise of stock options and warrants	50,000	500	39,745	-	-	40,245

Stock-based compensation expense	-	-	1,644,993	-	-	1,644,993

Issuance of common shares, net of issuance costs of $172,627	3,151,000	31,510	8,419,663	-	-	8,451,173

Issuance of common shares for interest and
liquidated damages charges	248,240	2,482	698,479	-	-	700,961

Reclassification from temporary equity of October 2005 Financing shares upon effectiveness of registration statement, including $756,579 market value of warrants issued	571,431	5,714	1,777,239	-	-	1,782,953

Comprehensive loss:

Net loss	-	-	-	(10,937,250)	-	(10,937,250)

Foreign currency translation adjustment	-	-	-	-	59,801	59,801

Total comprehensive loss	-	-	-	(10,937,250)	59,801	(10,877,449)

Balance, June 30, 2006	40,797,740	$407,977	$89,212,044	$(92,603,091)	$282,118	$(2,700,952)

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,

	2006	2005
Cash flows from operating activities:
Net loss	$(10,937,250)	$(5,672,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve adjustment	386,329	-
Depreciation and amortization	441,448	237,563
Stock-based general and administrative expenses	1,644,993	107,300
Non-cash interest expense	1,486,500	555,184
Gain from revaluation of note purchase option and investment right liabilities	-	(657,772)
Gain from revaluation of warrants	(21,693)	-
Non-cash foreign currency translation gain	(12,353)	-
Accrued interest on notes receivable from stockholder	-	(7,034)
Loss on sale of fixed assets	1,975	-
Changes in operating assets and liabilities:
Accounts receivable	79,031	184,629
Inventory	(58,552)	(17,034)
Prepaids and other current assets	(139,930)	96,930
Other assets	25,203	10,825
Accounts payable	(481,970)	850,990
Accrued expenses and other current liabilities	(145,850)	(1,149,412)

Net cash used in operating activities	(7,732,119)	(5,460,813)

Cash flows from investing activities:
Purchase of property, plant and equipment	(320,947)	(3,537,829)
Proceeds from sale of property, plant and equipment	6,000	-

Net cash used in investing activities	(314,947)	(3,537,829)

Cash flows from financing actitivies:
Payments received from notes receivable	-	200,000
Proceeds from issuance of short-term notes	5,876,330	-
Payment on short-term notes	(5,897,573)	-
Proceeds from the sale of common shares, net of fees	8,451,175	-
Proceeds from exercise of warrants and options	40,245	100,761

Net cash provided by financing activities	8,470,177	300,761

Net increase (decrease) in cash and cash equivalents	423,111	(8,697,881)

Effect of exchange rate changes on cash	736	1,255

Cash and cash equivalents at beginning of period	42,565	9,087,551
Cash and cash equivalents at end of period	$466,412	$390,925

Non-cash financing activities:
Warrants issued for fundraising services provided	$-	$72,387
Shares issued for interest and liquidated damages	$700,960	$-

Supplemental disclosure of cash flow information:

Income taxes paid during the period	$800	$2,300
Interest paid during the period	$283,942	$540,389

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Business Description

We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. We are currently focused on manufacturing one core product, our 1080p T-3 LCoS Set, and selling that product to our customers and prospective customers, who are located in Asia. The T-3 LCoS model has a 1920 pixels by 1080 pixels configuration. Our current customers and current prospective customers are original equipment manufacturers (OEMs) engaged in the businesses of manufacturing high definition televisions, light engines for incorporation into high definition televisions and 3-dimensional near-to-eye display devices. Our products are also suitable for incorporation into other display applications including front projection systems, head mounted devices, rear projection computer monitors, wireless communication devices, portable games and digital assistants, although we are not currently working with OEMs of any of these products.

Note 2.	Basis of Presentation

The accompanying condensed consolidated financial statements incorporate the accounts of SpatiaLight, Inc. and its wholly-owned subsidiaries, SpatiaLight Technologies, Inc. and SpatiaLight Korea, Inc. All significant intercompany business and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In our management’s opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A - Amendment No. 1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2005. The interim results for the six month period ended June 30, 2006 are not necessarily indicative of results for the full fiscal year. The accompanying consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. As reported in our 2005 Annual Report on Form 10K/A filed with the SEC on April 11, 2006, we have suffered recurring operating losses and negative cash flows from operations. We have continued to suffer operating losses during the first six months of 2006. While we plan on raising additional capital, no assurance can be given that we will be able to raise sufficient funds to continue our operations. If we do not receive additional funds, we will be required to scale back or terminate operations and/ or seek protection under applicable bankruptcy laws. Additionally, as more fully described in Note 7, our Senior Secured Convertible Notes, maturing in November 2007, are held by four noteholders. Two of the noteholders have alleged that certain events of default under the Senior Secured Convertible Notes have occurred. We strongly dispute that any events of default have occurred that would allow the noteholders to call the notes, and we plan to vigorously defend our position. We believe, after reviewing with outside counsel, with respect to each of the alleged events of default, that it is not probable that the noteholders would prevail in calling the loans based on any of the alleged events of default; therefore, we have continued classifying the notes as noncurrent liabilities in the accompanying condensed consolidated balance sheet and have not accrued for the alleged redemption premiums and liquidated damages. However, should the noteholders pursue their call for immediate redemption of the Senior Secured Convertible Notes, and prevail on their claim in a court of law, the Senior Secured Convertible Notes and related redemption premiums and liquidated damages would immediately become due and payable.

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

From inception through June 30, 2006, we have sustained recurring net losses from operations totaling approximately $92.6 million and at June 30, 2006, had total stockholders’ deficit of approximately $2.7 million and net negative working capital of approximately $0.7 million. During the six months ended June 30, 2006, we experienced a net cash increase of approximately $0.4 million. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares on January 12, 2006 at a purchase price of $2.62 per share and approximately $1.1 million that we received from the sale of 500,000 of our common shares on March 17, 2006 at a purchase price of $2.18 per share. Additional contributions came from the exercise of employee stock options. Additionally, cash for the three months ended March 31, 2006 was provided by a Korean Won 1.5 billion (approximately $1.5 million) short-term loan obtained in March 2006 that was repaid in early April 2006. See Note 7 for further details of this loan. In the second quarter of 2006, cash was primarily provided by the net proceeds of approximately $2.4 million that we received from the sale of 750,000 of our common shares on April 7, 2006 at a purchase price of $3.26 per share and approximately $1.6 million that we received from the sale of 601,000 of our common shares on June 6, 2006 at a purchase price of $2.80 per share. The funds from these financings were used to fund our operations for the second quarter of 2006. We recognized net losses for the six months ended June 30, 2006, of approximately $10.9 million.

We expect to meet our immediate cash needs and fund our immediate working capital requirements with our existing cash balances, the proceeds of approximately $1.7 million from the sale of 761,500 shares of our common shares expecting to close no later than August 16, 2006 from a private placement of our common shares, as more fully described in Note 14, and from additional sources. Those sources include cash payments from our customers; the exercises of stock options and warrants; and additional sales of our common shares. There can be no assurances with respect to these potential sources. We believe that our current cash and cash equivalents as of June 30, 2006, combined with the private placement detailed above, will be sufficient to meet our capital and liquidity requirements through September 2006. If we are unable to obtain additional funds on reasonable terms, we may be unable to continue our operations at current levels, or at all.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4.	Stock-Based Compensation

We have stock compensation plans for employees and directors which are described in Note 6 to our consolidated financial statements in our 2005 Annual Report on Form 10-K/ A as filed with the SEC on April 11, 2006. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation including stock options in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the grant. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock compensation. We adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. Following the provisions of the modified prospective method, we have not restated our consolidated financial statements for periods prior to 2006 to reflect the adoption of SFAS 123R. Therefore, the results reported in the condensed consolidated statement of operations for the first two quarters of 2006 are not directly comparable to the results for the same period in the prior year.

Under the provisions of SFAS 123R, we recorded $976,156 and $1,644,993 of stock compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2006, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

Three and six months ended June 30, 2006

Dividend yield	-
Expected volatility	92.8%
Risk-free interest rate	4.6%
Expected lives (in years)	5.21 to 5.46

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Our currently unvested options vest over two years from the date of grant. Our options generally have a 10-year contractual term. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the six months ended June 30, 2006 was $1.97. As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for four groups of employees - CEO, directors, senior management and all other employees - based on historical experience.  Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year periods.

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net loss as reported	$(3,524,447)	$(5,672,982)

Add: Stock-based employee/director compensation
included in reported net loss	8,250	16,500
Deduct: total stock-based employee compensation
determined under fair value method for all awards	(1,270,330)	(2,313,430)

Proforma net loss, as adjusted	$(4,786,527)	$(7,969,912)

Loss per share:
Basic and diluted, as reported	$(0.10)	$(0.16)
Basic and diluted, as adjusted	$(0.13)	$(0.22)

The assumptions used to determine the pro forma expenses under the Black-Scholes option model for the three and six months ended June 30, 2005 under SFAS 123 were based on the following assumptions: expected dividend yield: 0 for both periods; expected volatility: 65% and 87%, respectively; expected lives, in years: 4 for both periods; and risk-free interest rate: 3% and 4.12%, respectively. In the pro forma information for periods prior to 2006, we accounted for forfeitures as they occurred.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of options under our stock option plans as of December 31, 2005 and changes during the six months ended June 30, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at June 30, 2006
Outstanding December 31, 2005	5,882,394	$4.06	5.79
Options granted under the plans	850,000	$2.60
Options exercised	(50,000)	$0.80
Options forfeited or expired	(562,500)	$9.71

Outstanding June 30, 2006	6,119,894	$3.44	6.05	$1,251,310

Options vested and exercisable
at June 30, 2006	5,944,894	$3.45	5.95	$1,251,310

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock at June 30, 2006, $2.30 per share, exceeded the exercise price of the options, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). No options were exercised during the three months ended June 30, 2006. The aggregated intrinsic value of options exercised on the dates the options were exercised was $1,015,531 for the three month period ended June 30, 2005. The aggregated intrinsic value of options exercised on the dates the options were exercised was $112,865 and $1,055,956 for the six month period ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, total expected compensation cost of options outstanding but not yet vested is approximately $317,000. This cost is expected to be recognized through June 2007. We recorded no income tax benefits for stock-based compensation expense arrangements for the six months ended June 30, 2006, as we have cumulative operating losses, for which a full valuation allowance has been established.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5.	Per Share Information

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The table below reflects potentially dilutive securities which were excluded from the computation of diluted net loss per share for the six months ended June 30, 2006 and 2005 because the effect of their assumed exercise would be antidilutive.

	As of June 30,
	2006		2005
	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price

Stock options and warrants	6,795,231	$3.45	6,646,211	$4.00
Convertible notes	3,404,807	$3.29	3,404,807	$3.29

Total	10,200,038		10,051,018

Note 6.	Property, Plant and Equipment

Property, plant and equipment include:
	As of
	June 30, 2006	December 31, 2005

Building	$4,572,538	$4,360,663
Other equipment and instruments	2,344,770	2,659,653
Machinery and manufacturing equipment	1,573,310	1,141,726
Office furniture and fixtures	455,705	590,696
Tooling	371,700	371,700
Leasehold improvements	175,654	175,654
Computer hardware and software	344,582	215,109

Total property, plant and equipment	9,838,259	9,515,201
Accumulated depreciation	(3,080,359)	(2,701,681)
Property, plant and equipment, net	$6,757,900	$6,813,520

Note 7.	Short-Term Loans and Notes Payable

Short-Term Loans

Short-Term Loan From a Related Party

During March 2006, our wholly-owned subsidiary, SpatiaLight Korea, Inc. borrowed KRW 85,000,000 (approximately US $86,250) from JeWon Yeun, SpatiaLight Korea’s former President. This non-interest bearing, unsecured loan was repaid in early April 2006.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Short-Term Loans

Our wholly-owned subsidiary SpatiaLight Korea has revolving credit facilities with five separate South Korean banks as detailed below (amounts in thousands, Korean Won, unless otherwise stated):

Bank	Shinhan Bank	Kyongnam Bank	Korea Exchange Bank	Pusan Bank	Industrial Bank of Korea (4)	Total
Interest rate type	Variable (1)	Variable (2)	Fixed	Variable (3)	Fixed
Interest rate at 6/30/06	7.01%	8.95%	10.51%	10.58%	7.25%
Maturity date	9/22/2006	10/27/2006	10/10/2006	1/10/2007	3/23/2007
Maximum amount of line	200,000	200,000	300,000	100,000	-	800,000
Amount outstanding at 6/30/06	198,310	197,699	272,814	99,171	-	767,994
Remaining available	1,690	2,301	27,186	829	-	32,006
Approximate US dollar equivalent	$204,299	$203,669	$281,053	$102,166	$0	$791,187

(1)	Yield ratio of annual bank debenture plus 1.857%
(2)	Yield ratio of annual industrial financial debenture plus 3.0%
(3)	Pusan Bank's internal market related base rate plus 5.56%
(4)	The IBK facility was terminated in April 2006. See details below.

Interest under each of the credit facilities is payable monthly. We are required to repay funds on the credit facilities by the maturity dates of each of the respective credit facilities as noted in the table above. On April 10, 2006, the Korean Exchange Bank extended the expiration date on the line of credit from April 10, 2006 to October 10, 2006.

On March 24, 2006, the Industrial Bank of Korea (IBK) committed itself to extend a secured line of credit (the “March Facility”) of up to 1.5 billion Korean Won (or approximately $1.5 million in U.S. dollars) to SpatiaLight Korea. As of March 31, 2006, SpatiaLight Korea had drawn down approximately $1.5 million on the March Facility for working capital purposes and to repay certain of its outstanding indebtedness. On April 6, 2006, the March Facility was terminated by repaying all monies borrowed as well as certain prepayment and finance charges. IBK has released its lien on SpatiaLight Korea’s assets securing the March Facility and related personal guarantees made by certain officers. We terminated this line of credit as some of the terms of the line might have been precluded by our other contractual obligations.

Related Party and Senior Secured Convertible notes outstanding at June 30, 2006 consist of the following:

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

We paid interest payable on the Argyle notes by issuing 142,360 common shares with a market value of $354,476 in 2003, and 142,360 common shares with a market value of $800,063 in 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest payable on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,768 common shares, as a prepayment of interest payable on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of June 30, 2006, total prepaid interest on the Argyle notes for the period July 1, 2006 to December 31, 2008 is $2,892,832 with $1,157,133 classified as a current asset, and $1,735,699 classified as a non-current asset in the accompanying condensed consolidated balance sheets.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Non-cash interest expense includes $542,926 and $302,670 for the six months ended June 30, 2006 and 2005 resulting from the beneficial conversion price of interest payable, which is convertible into common shares at $0.50 per share. This non-cash interest was computed as the excess of the market price of the shares issued for the interest over accrued interest payable.

At June 30, 2006, the carrying value of the Argyle notes totaled $1,188,000 representing the unpaid principal balance.

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

The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The Senior Secured Convertible Notes are senior to notes that we issued to Argyle, which, as noted above, is wholly owned by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer and a Director. The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea. However, the holders of our Senior Secured Convertible Notes have a pledge on SpatiaLight Korea’s shares. In addition, under the terms of the November 2004 Financing, we are prohibited from paying cash dividends.

In a letter that we received on December 12, 2005, one of the holders of our Senior Secured Convertible Notes, Portside Growth & Opportunity Fund (“Portside”), an affiliate of Ramius Capital Group, LLC, notified us of two alleged events of default under their note, set forth below. In a letter that we received on December 13, 2005, another holder of our Senior Secured Convertible Notes, Smithfield Fiduciary LLC (“Smithfield”), an affiliate of Highbridge Capital Management, LLC, notified us only with respect to the second of Portside’s two alleged events of default, set forth below. In a letter that we received on February 9, 2006, Portside notified us of a third alleged event of default under its note, as set forth below. Each of these notices call for us to redeem the entire $4.5 million principal amount of the Portside and Smithfield Senior Secured Convertible Notes, or $9.0 million in the aggregate, plus a redemption premium of $675,000 plus liquidated damages to each of these holders of the 2004 notes pursuant to relevant provisions of their notes.

The following are the alleged defaults: (i) Registration Statement Failure pursuant to Section 4(a)(i) of their Senior Secured Convertible Notes - Based upon our filing of a Post-Effective Amendment to the registration statement on Form S-3 relating to the underlying common shares of the Senior Secured Convertible Notes (Reg. No. 333-122391); (ii) Failure to Make Interest Payment pursuant to Section 4(a)(v) of their Senior Secured Convertible Notes - Based upon a claim that we did not make a November 2005 interest payment; and (iii) Entering into unpermitted debt financing transactions prohibited pursuant to Section 4(a) (xi) of their Senior Secured Convertible Notes - Based upon a claim that certain debt financing transactions that we have entered into are not permitted under the Senior Secured Convertible Notes. We believe, after review with outside legal counsel, that these allegations lack merit and would not entitle the holders of the Senior Secured Convertible Notes to call their notes or to any of the other remedies that they are seeking. With respect to the first alleged event of default concerning the alleged registration maintenance failure, we contend that the filing of our post-effective amendments to the registration statements registering the underlying common shares did not and does not constitute an event of default under Section 4(a)(i) of Portside’s Senior Secured Convertible Note. We contend that the second allegation of default is incorrect because on November 30, 2005 (the interest due date), we tendered payment by forwarding checks payable to Portside, Smithfield and the other holders of our Senior Secured Convertible Notes by overnight courier to an attorney representing the holders for the full amounts of the relevant quarterly interest payments. That attorney did not distribute the checks to the four holders (although all were located in the same city), but instead returned the checks to us in California. We have since tendered payment of that full interest installment amount owing to all of the holders via federal funds wire into designated accounts for each of these parties. We contend that the third allegation of default lacks merit because we believe that the debt financing transactions that we have entered into are permitted under the Senior Secured Convertible Notes and, even if deemed not permitted, do not constitute a breach or failure in any material respect under the Senior Secured Convertible Notes.

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

If the holders of the Senior Secured Convertible Notes were entitled to call their notes (a) the entire $10 million debt obligation can become due and payable immediately, including the redemption premiums and liquidated damages, and (b) we would, in accordance with FAS 78, “Classification of Obligations That are Callable by the Creditor”, classify them as a current liability. We believe, however, that the alleged events of default of which Portside and Smithfield have given notice lack merit and would not entitle the noteholders to the remedies that they are seeking. Therefore, we believe it is not probable the noteholders would prevail in calling the Senior Secured Convertible Notes. As a result, in accordance with, FAS 5, “Accounting for Contingencies,” we have continued to classify the Senior Secured Convertible Notes as long-term obligations in our balance sheet at June 30, 2006. The redemption premium and liquidated damages of $1.5 million and approximately $0.6 million, respectively, have not been accrued in our consolidated financial statements as of December 31, 2005 included in our Annual Report on Form 10-K/A for our fiscal year then ended or in the condensed consolidated financial statements as of June 30, 2006 included in this Form 10-Q. We refer you to Note 1 of our Notes to consolidated financial statements contained in that Form 10-K/A report for additional information regarding the accounting treatment of the Senior Secured Convertible Notes.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Activity in notes payable for the six months ended June 30, 2006 is as follows:

Debt Principal:	Balance at December 31, 2005	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at June 30, 2006
Argyle note	$1,188,000	$-	$-	$-	$1,188,000
Senior Secured Convertible Notes	10,000,000	-	-	-	10,000,000
Senior Secured Convertible Notes
beneficial conversion feature	(100,060)	-	26,100	-	(73,960)
Reimbursement of investor's legal fees	(63,889)	-	16,667	-	(47,222)
Senior Secured Convertible Notes
AIR discount	(683,938)	-	179,220	-	(504,718)
Total	$10,340,113	$-	$221,987	$-	$10,562,100

Interest:
Accrued Argyle note 6%	$-	$35,640	$-	$(35,640)	$-
Argyle note beneficial interest	-	542,926	-	(542,926)	-
Senior Secured Convertible Notes 10%	84,932	497,239	(499,978)	-	82,193
Total	$84,932	$1,075,805	$(499,978)	$(578,566)	$82,193

Non-cash interest expense is as follows:

	Six months ended June 30,
	2006	2005
Amortization of Senior Secured Convertible Notes	$221,987	$221,987
Senior Secured Convertible Notes 10% paid in stock	252,055	-
Amortization of Argyle note discount	-	11,000
Liquidated damages on the October 2005 and
January 2006 financings	437,817	-
Beneficial conversion privileges of interest
on Argyle note	542,926	302,670
Amortization of prepaid financing costs	31,715	19,527
Total non-cash interest expense	$1,486,500	$555,184

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in notes payable for the three months ended June 30, 2006 is as follows:

Debt Principal:	Balance at March 31, 2006	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at June 30, 2006
Argyle note	$1,188,000	$-	$-	$-	$1,188,000
Senior Secured Convertible Notes	10,000,000	-	-	-	10,000,000
Senior Secured Convertible Notes
beneficial conversion feature	(87,010)	-	13,050	-	(73,960)
Reimbursement of investor's legal fees	(55,556)	-	8,334	-	(47,222)
Senior Secured Convertible Notes
AIR discount	(594,328)	-	89,610	-	(504,718)
Total	$10,451,106	$-	$110,994	$-	$10,562,100

Interest:
Accrued Argyle note 6%	$-	$17,820	$-	$(17,820)	$-
Argyle note beneficial interest	-	271,463	-	(271,463)	-
Senior Secured Convertible Notes 10%	84,932	249,316	(252,055)	-	82,193
Total	$84,932	$538,599	$(252,055)	$(289,283)	$82,193

Non-cash interest expense is as follows:

	Three months ended June 30,
	2006	2005
Amortization of Senior Secured Convertible Notes	$110,994	$110,993
Senior Secured Convertible Notes 10% paid in stock	252,055	-
Amortization of Argyle note discount	-	5,500
Liquidated damages on the October 2005 and
January 2006 financings	(176,640)	-
Beneficial conversion privileges of interest
on Argyle note	271,463	151,335
Amortization of prepaid financing costs	15,857	9,764
Total non-cash interest expense	$473,729	$277,592

Note 8.	Issuance of Securities

Exercise of Stock Options and Warrants in the Three and Six Months Ended June 30, 2006

During the first six months of 2006, 50,000 common shares were issued upon the exercise of employee/director stock options. No warrants were exercised during the first six months of 2006. Total cash received from option exercises for the six months ended June 30, 2006 was $40,245.

Issuance of Shares, Stock Options and Warrants During the Six Months ended June 30, 2006

In June 2006, we sold to certain institutional buyers, each of which is managed by Wellington Management Company, LLP, an aggregate of 601,000 of our common shares at a price per share of $2.80, for an aggregate purchase price of approximately $1,682,800. We made the sale pursuant to a post-effective amendment to a “shelf” registration statement on Form S-3 (File No. 333-122392), which was declared effective by the SEC before this transaction, and which was amended by a registration statement on Form S-3 MEF (File No. 333-134626) filed by us on May 31, 2006. As of the date of this filing, 5,150 of our common shares registered under these “shelf” registration statements remain. These funds were used for working capital and other general corporate purposes.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 31, 2006, when the price of our stock was $3.06, we issued 81,665 of our common shares in lieu of cash to the Senior Secured Notes for the payment of one quarter’s interest incurred from these notes. The holders of our notes provide that we can issue our common shares instead of making cash payments for interest at our option, as long as certain specified conditions are met. All of the specified conditions were met as of May 31, 2006.

On April 7, 2006, we sold 750,000 of our common shares at a purchase price of $3.26 per share to three institutional purchasers. Those shares were registered in our Post-Effective Amendment No. 6 to a Form S-3 “shelf” registration statement (File Number 333-122392), as post-effectively amended through February 14, 2006. The purchase price for those common shares was $2,445,000 in the aggregate. The purchase price was based upon the five-day volume weighted average price of our common shares through April 6, 2006, discounted by five percent. We paid aggregate fees equal to $89,650 to persons who introduced us to the investors. These funds were used for working capital and other general corporate purposes.

On March 17, 2006, we sold 500,000 of our common shares at a purchase price of $2.18 per share to certain institutional investors. Those shares were included in our Post-Effective Amendment No. 6 to Form S-3 "shelf" registration statement (File No. 333-122392), as post-effectively amended through February 14, 2006. The purchase price was based upon the five-day volume weighted average price of our common shares through March 16, 2006, discounted by five percent. We received net proceeds of approximately $1.1 million, intended for working capital and other general corporate purposes.

In mid-January 2006, we issued and sold 1,300,000 of our common shares in a private placement to three institutional investors. The purchase price of the common shares was $2.62 per share. We received approximately $3.3 million in net proceeds from the sale of these shares, which were used for working capital and other general corporate purposes, including the repayment of certain short-term debt obligations. We are required under a registration rights agreement, to file a registration statement for the resale of the shares within 30 calendar days after January 12, 2006 and have the registration statement declared effective no later than 90 calendar days after January 12, 2006. The latter may be extended to no later than 120 calendar days if the registration statement is subject to review, comments or other actions by the SEC. As the registration statement was not filed by February 11, 2006 or declared effective prior to April 12, 2006, the registration rights agreement required us to pay an amount equal to 5% of the aggregate purchase price or $170,300 as partial liquidated damages when each of these dates occur and an additional $170,300 for every 30 days thereafter up to six months. After six months, the percentage increases to 10% or $340,600 for each additional 30 days. We have included $329,602 as liquidated damages in non-cash interest expense from inception through June 30, 2006. The registration statement related to these shares was filed with the SEC on May 5, 2006 and was declared effective on May 12, 2006. Concurrent with the effectiveness of the registration statement, the investors of the January financing received an aggregate of 122,725 restricted shares in settlement of any and all liquidated damages. The shares were issued as follows: 57,725 restricted shares of our common stock were issued on May 18, 2006, when the market value of our shares was $3.12, resulting in an intrinsic value of $180,102; 65,000 restricted shares of our common stock were issued on June 30, 2006, when the market price of our shares was $2.30, resulting in an intrinsic value of $149,500.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The emerging issues task force (“EITF”) is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19”. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and EITF 05-04, because the maximum potential liquidated damages as described above may be greater than the difference in fair values between registered and unregistered shares, the value of the common stock subject to registration should be classified as temporary equity until the registration statement becomes effective. Based on the above determination, the Company had classified the $3,333,950 value of common stock subject to registration as temporary equity as of March 31, 2006 related to the January 2006 Financing. Additionally, $1,026,374 related to our October 2005 equity financing continued to be classified as temporary equity at March 31, 2006. As the registration statements for both of these financings were filed and declared effective by the SEC during the second quarter of 2006, these amounts have been reclassified to and are included in equity at June 30, 2006.

On February 27, 2006, we filed a registration statement (File No. 333-132048) registering shares issued in our October 2005 financing. Because this registration statement was not filed by November 12, 2005, we may be required to pay $30,000 as liquidated damages to the investors as of November 12, 2005 and every thirty days thereafter through February 27, 2006. Additionally, since the registration statement was not declared effective by the SEC prior to January 12, 2006, we may be required to pay $30,000 as liquidated damages to the investors on January 12, 2006 and for every thirty days thereafter until April 18, 2006, the date of effectiveness for this registration statement. We have included $187,215 as liquidated damages in non-cash interest expense through June 30, 2006. Subsequent to March 31, 2006 and concurrent with the effectiveness of the registration statement, investors accounting for 25% of the invested amount in this transaction have waived their rights to any liquidated damages. In addition, in settlement of any and all liquidated damages, investors accounting for 50% of the invested amount in this transaction received an aggregate of 43,850 shares of our common stock on June 5, 2006, when the market price of our stock was $2.77, resulting in an intrinsic value of $121,465. These shares were included in our amended registration statement on Form S-3 MEP (File No. 333-134626) filed by us on June 1, 2006.

Stock-based compensation, included in selling, general and administrative expenses, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Options granted to employees and directors	$976,156	$8,250	$1,644,993	$16,500
Warrants issued for services	-	-	-	90,800
	$976,156	$8,250	$1,644,993	$107,300

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 9.	Segment Information and Significant Customer Information

Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying condensed consolidated financial statements of operations. Therefore, we have determined that we operate in a single business segment. All of our assets are located at our facilities in the United States at June 30, 2006, except for the following:

	Korea	Hong Kong	Japan	Total

Cash	$100,447	$-	$-	$100,447
Accounts receivable	57,683	-	-	57,683
Prepaid expenses	135,668	-	-	135,668
Deposits	13,753	-	-	13,753
Building, net	4,392,126	-	-	4,392,126
Machinery and manufacturing equipment, net	728,264	-	-	728,264
Office furniture and fixtures, net	105,814	-	-	105,814
Other equipment and instruments, net	853,487	-	-	853,487
Inventory, net	251,903	109,164	4,228	365,295

	$6,639,145	$109,164	$4,228	$6,752,537

The following table summarizes our product revenue percentages for the six months ended June 30, 2006 and 2005.

	Six months ended June 30,
	2006	2005
LCoS (T-3) sets	88%	77%
LCoS (T-1) sets	-	7%
Light engine display units	-	1%
Other (primarily supporting electronics)	12%	15%
Total	100%	100%

Of our total revenue in 2006, 89% was derived from the sales of our LCoS Sets to LG Electronics, a customer located in South Korea. The remaining 11% was derived from the sales of our LCoS Sets to ThinTek Optronics, our customer in Taiwan. LG Electronics made up 100% of our accounts receivable balance at June 30, 2006.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10.	Inventory

Inventory consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Raw materials	$965,844	$796,770
Work-in-progress	85,393	17,043
Finished goods	115,415	294,287
	1,166,652	1,108,100
Inventory reserve	(737,706)	(351,377)
Total inventory, net	$428,946	$756,723

Note 11.	Management Changes

On June 13, 2006, Theodore H. Banzhaf resigned as our Executive Vice President of Strategic Planning and as President and Chief Executive Officer of SpatiaLight Technologies, Inc., a non-active wholly owned subsidiary, effective immediately. Mr. Banzhaf may exercise his 265,000 vested options awarded pursuant to his Time Accelerated Restricted Stock Award Plan by no later than September 13, 2006. Pursuant to a General Release contract between Mr. Banzhaf and us, Mr. Banzhaf will receive his current salary through September 9, 2006.

JeWon Yeun resigned as our President of SpatiaLight Korea, effective May 31, 2006.

Note 12.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material impact on our results of operations or financial condition.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). We do not expect this statement to have a material impact on its consolidated financial statements.

In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" (SFAS 154), a replacement of APB No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously-issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 became effective for accounting changes and corrections of errors made in our fiscal year beginning on January 1, 2006. The adoption of FAS 154 has not had a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” to revise SFAS No. 123, “Accounting for Stock-Based Compensation” and supersede APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It requires companies to recognize their compensation costs related to share-based payment transactions in financial statements. These costs are to be measured based on the fair value of the equity or liability instruments issued and are recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). We have applied SFAS No. 123R beginning January 1, 2006. See Note 4 - Stock-Based Compensation for further information.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment Of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 became effective for the Company beginning with its 2006 fiscal year. The adoption of SFAS 151 has not had a material impact on our results of operations or financial position.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13.	Commitments and Contingencies

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to any damage claims, which may be material to our financial condition, any lawsuit alleging securities law violations could require us to expend significant financial and managerial resources.

Note 14.	Subsequent Events

Increase in Authorized Shares
On July 6, 2006, we filed an Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of New York that increased the number of shares of authorized common stock from 50 million to 100 million. Our shareholders approved the Amendment to the Certificate of Incorporation at our 2006 Annual Meeting held on June 28, 2006. A principle purpose for authorizing the additional shares was for issuance pursuant to arrangements to finance our continuing operations.

Short-Swing Profits
Our Audit Committee determined that Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer and a Director failed to report the sale of an aggregate of 70,556 of our common shares in August 2005 and February 2006 at sales prices ranging from $5.30 to $3.00. Pursuant to Section 16 of the Exchange Act, in July 2006, Mr. Olins has filed all delinquent reports and disgorged $22,273 in “short-swing profits” that he realized from the sales. These funds will be recorded as an increase in additional paid in capital during the third quarter 2006.

August Financing
On August 9, 2006, we entered into an agreement to sell 761,500 of our common shares in a private placement to an institutional investor. The purchase price of the common shares is $2.25 per share. We expect to receive approximately $1.7 million in gross proceeds, before issuance costs, from the sale of these shares, which will be used for working capital and other general corporate purposes. We will be required under a registration rights agreement to file a registration statement for the resale of the shares within 30 calendar days once the deal closes and have the registration statement declared effective no later than 90 calendar days after the closing date. The sale of these shares is expected to be completed no later than August 16, 2006. The registration rights agreement provides that if we do not meet the above deadlines, we may be required to pay an amount equal to 1.5% of the aggregate purchase price or $25,700 as partial liquidated damages when each of these dates occur and an additional $25,700 for every 30 days thereafter up to six month. After six months, the percentage increases to 2.5% or $42,800 for each additional 30 days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Part II Item 1A and those discussed in the Company’s Annual Report on Form 10-K/A - Amendment No. 1 as filed with the U.S. Securities and Exchange Commission on April 11, 2006 and the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 10, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of our condensed consolidated financial condition as of June 30, 2006, and our results of operations for the three and six months ended June 30, 2006 and 2005. The following should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

OVERVIEW

We are in the business of manufacturing high-resolution LCoS microdisplays. Our current customers and prospective customers are original equipment manufacturers (OEMs) engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions and 3-dimensional near-to-eye display devices. Currently we are working with OEMs of high definition televisions, light engines for incorporation into high definition televisions and near-to-eye display devices.

Status of Business with LG Electronics, Inc.

In July 2004, we entered into an agreement with LG Electronics (filed as Exhibit 10.3 to this quarterly report on Form 10-Q), providing for us to sell our T-3 LCoS Sets to LG Electronics. There have been a number of subsequent modifications to our arrangements with LG Electronics, most significantly with respect to a number of product specifications, as well as in timing of deliveries and quantities. The changes in the timing of deliveries and quantities to be delivered were, in part, a result of our attempts to respond to these product specification change requests and agreements.

In August 2005, we received a firm purchase order from LG Electronics for its purchase from us of an aggregate minimum quantity of 9,300 LCoS Sets for the period July through December 2005, thereby reducing the initial purchase commitment set forth in our July 2004 agreement. We subsequently agreed with LG Electronics, through a series of communications, that the initial purchase order for 9,300 LCoS Sets could be filled over a period of time that would extend beyond April 2006. We currently expect that we will be able to fulfill the initial order for 9,300 LCoS Sets during the fourth quarter of 2006, although there can be no assurance that deliveries will be fulfilled if we encounter further manufacturing difficulties or if product specifications change further.

We have been delivering a limited quantity of production LCoS Sets to LG Electronics since July 2005, but our delivery ramp up has been slower and more inconsistent than expected due to LG Electronics’ product specification changes, problems that we have experienced with increasing our manufacturing volumes, and 100% product testing. See “Manufacturing of LCoS Sets” in this section for a more detailed discussion of our manufacturing difficulties and our attempts to resolve these matters.

LG Electronics commenced an initial consumer market rollout in Australia of a limited quantity of 71-inch LCoS televisions incorporating our LCoS Sets during the first quarter of 2006. The LG Electronics 71” LCoS television has received very positive feedback in Australia. LG Electronics communicated to its U.S. distributors in the first quarter of 2006 that it had postponed its plans to introduce its 71” and 62” LCoS televisions into the U.S. marketplace. LG Electronics has attributed this postponement to uncertainty regarding the timetable for the availability of sufficiently large supplies of our LCoS Sets to enable a significant product launch. We believe that delays in LG Electronics’ initial product rollouts have been based upon revisions to our delivery schedule caused by LG Electronics’ product specification changes and our problems in ramping up production that have occurred over time. However, our recent production deliveries to LG Electronics have been of acceptable quantity and quality. Based on these and other factors, LG Electronics has informed us that if our deliveries of LCoS Sets in August are of similar quality and quantity as we have delivered in June and July, LG Electronics will be able to make a U.S. launch through the Custom Electronic Design and Installation Association (CEDIA) distribution channel early in the fourth quarter of 2006. LG Electronics has also advised us that it intends LCoS product rollouts into the South Korean consumer market thereafter. In our manufacturing process we have recently made a transition from 100% testing of certain characteristics to sample testing. This removes a bottleneck that will facilitate the production ramp up.

In 2005 and the first half of 2006, a substantial percentage of our product deliveries, which were in small quantities, were made to LG Electronics. Based upon our arrangements with LG Electronics and our current expectations, it is likely that a substantial percentage of our anticipated future product deliveries in 2006 will be made to LG Electronics as well. The loss of LG Electronics as a customer or further significant delays in our delivery schedule to LG Electronics could materially harm our future sales and results of operations; and our substantial dependence on one customer is subject to risks set forth under the heading “Business Risks and Uncertainties” in Part II Item 1A.

Status of Business in Taiwan

To date, we have delivered limited quantities of our T-3 LCoS Sets to our Taiwanese customer, ThinTek Optronics Corporation. A substantial portion of these product deliveries took place in 2005 and the first quarter of 2006. ThinTek has ordered quantities sufficient for pilot programs and sample products, but not enough to enable them to launch mass production of LCoS high definition televisions. On July 19, 2006, one of the parent organizations to ThinTek, United Microdisplay Optronics (UMO), announced that it was acquiring ThinTek. The acquisition will be effective October 1, 2006. We understand that as part of this acquisition, ThinTek’s and UMO’s business models are under evaluation. Although we have continuing business relationships with customers and prospective customers in Taiwan, including ThinTek,we cannot provide assurance concerning the quantities of our products that we will sell to ThinTek and other prospective Taiwanese customers in the future.

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

We have continuing business relationships with customers and prospective customers in China. Current Chinese prospective customers are at different stages in the development and product introduction processes, and their efforts are progressing at a slower rate than we originally anticipated. One of our original Chinese customers, Skyworth Display Limited, is selling televisions utilizing our display units incorporating our T-1 LCoS Sets into the Chinese educational market. However, we do not intend to sell any additional display units incorporating our T-1 LCoS Sets beyond those we currently have in inventory to Skyworth. They may, although we have no assurance that they will, elect to transition to products incorporating our T-3 LCoS Sets. We cannot provide assurance concerning the quantities of our products that we will sell to our Chinese customers and prospective customers in the future.

We are currently providing sample product to Jiangxi Greatsource Display Tech Co., Ltd. (KHD), a Chinese manufacturer of LCoS light engines and televisions that has received significant financing from the Chinese government. We are currently supporting KHD pilot evaluation runs with our personnel at their plant in China. Assuming that KHD’s plans and projections come to fruition, we believe that KHD could develop into a significant customer for us within the next year. However, our development efforts with KHD have not yet resulted in a purchase order for production volumes.

Market Strategy for Taiwan and China
Although our Chinese and Taiwanese customers’ progression from product prototyping to mass production has been far slower than we had anticipated, we remain positive about our business prospects in China and Taiwan and the potential for China and Taiwan to become large markets for us. We believe that Chinese and Taiwanese television manufacturers tend to apply a market strategy of following the successful business models of global television manufacturing leaders, rather than acting as leaders themselves in terms of introducing new technologies to the marketplace. We therefore believe that if the LCoS technology gains greater acceptance in the high definition television marketplace, and if industry leaders, such as Sony, JVC and LG Electronics, present their LCoS based televisions to the worldwide consumer markets in a prominent fashion, it will then be more likely that the Chinese and Taiwanese television manufacturers will follow these business models and ramp up their own lines of LCoS high definition televisions. We believe that our present course of continuing to transact business with major Chinese and Taiwanese television manufacturers is positioning us to be a leading LCoS supplier in China and Taiwan in the future.

Other Business Development

We are currently continuing to develop working relationships with prospective customers, located primarily in Japan and other parts of the Pacific Rim region. These prospective customers fall into two general categories: 1) television manufacturers and 2) light engine suppliers. We have provided samples of our LCoS Sets to certain of these prospective customers, but we do not have any formal agreements with these parties. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot assure that we will receive any purchase orders that will be binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under "Business Risks and Uncertainties" in Part II Item 1A and in the “Risk Factors” described in our Annual report on Form 10-K/A filed with the SEC on April 11, 2006.

3-D Near-To-Eye Display Market

We have commenced working with a South Korean-based designer and manufacturer of 3-D eyeglass-type display devices. These eyeglasses, which are being designed to be powered by our existing 1080p microdisplays, will provide users with a visual experience comparable to that of a large screen high definition television. Although we have agreed not to disclose the name of the developer at this time, the parties have not entered into any written agreements. The product line under development is a 3-D eyeglass-type display device for use with wireless phones, personal digital assistants (PDA) and personal media players, which will enable the viewing of broadband content, cable and satellite television, music videos as well as the playing of video games, all with the experience of high definition large screen television. The device will be designed to minimize the weight and maximize the comfort of the eyeglasses by locating the LCoS microdisplays and control functions in the wireless phone, PDA or personal media player, with the video signal transmitted to the eyeglass through optical fiber. We are in the process of developing a new dual imager solution for this display application. We believe that 3-D near-to-eye display products represent a growing segment of the consumer electronics sector and we intend to actively pursue business opportunities in this market, although there can be no assurances that we will be able to derive meaningful sales from this market.

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

We completed the process of relocation of all of our manufacturing operations to South Korea in February of 2006. As part of the transition to full-scale manufacturing, we experienced a variety of manufacturing problems, most of which were due to environmental factors such as dust particles, temperature and humidity. We addressed these issues by relocating the final portions of our manufacturing process from California to our production facility in South Korea, where the combination of a new facility designed to our specifications and qualified manufacturing personnel provides us with more exacting controls over the external variables that can impact our manufacturing process. At our manufacturing facility in South Korea, it appears that we are no longer experiencing the production problems attributable to the environmental issues specified above.

However, early in the second quarter of 2006, we experienced certain other production problems, some of which we believe were principally attributable to flaws in the silicon wafers used for our backplane that we obtained from our supplier. Our supplier has transferred our wafer fabrication production line to a newer facility and processes have been slightly modified. Initial indications are that improvement has occurred, but our supplier must produce a greater volume of wafers to confirm the positive results.

In addition, we had been testing all of our microdisplays for certain characteristics. We have now obtained solid statistics on a reasonable volume of product and have now moved, as of July 31, 2006 to a sampling test mode for these characteristics. The testing of all of our microdisplays for certain characteristics had been providing a bottleneck to our LCoS Set delivery to LG Electronics, which is now removed. Current and potential additional difficulties in the manufacturing process of our LCoS Sets could have a material negative impact upon our results of operations as set forth under Business Risks and Uncertainties in Part II. Item 1A.

See “Status of Business with LG Electronics, Inc.” for a discussion of the effects of manufacturing problems upon our business.

Business Strategy

We are currently offering one core product, our T-3 LCoS Set, to our customers and prospective customers who are located primarily in Asia. Our T-3 LCoS Set is comprised of three of our proprietary SpatiaLight imagEngine(TM) LCoS microdisplays, which we sometimes refer to as “imagers.” Another former product that we no longer offer to our customers, except out of current inventory, is the T-1 based display unit, which is comprised of a T-1 LCoS Set fitted onto a light engine.

We currently are focused on manufacturing the T-3 LCoS Set model, which has a 1920 pixels by 1080 pixels configuration. We are exclusively focusing on manufacturing the T-3 model of our LCoS Sets because we believe that the market demand for this higher resolution product will be significantly greater than our earlier T-1 LCoS Set model, which only had a 1280 by 960 pixels configuration.

Since we commenced delivering our products to our customers in the third quarter of 2003, there has been a significant shift in the type of product that we have delivered to our customers based upon their demand. The shift in deliveries has been heavily in the direction of more LCoS Sets as opposed to display units, which is an LCoS Set combined with a light engine. We believe that this shift is significant because we anticipate that LCoS Sets will be, in the long run, a higher margin product line and require less working capital than display units. LCoS Sets yield less revenue than display units per unit sold. In the beginning of 2005, we made it our short-term strategic objective to operate primarily as a seller of LCoS Sets and decrease our supply of display units to our customers, and our longer-term strategic goal to exclusively sell LCoS Sets to our customers. Since the beginning of 2006, we are actively offering only LCoS Sets to our customers and prospective customers.

Our supply agreement with LG Electronics is exclusively for LCoS Sets, as LG Electronics has developed its own light engine designed to incorporate our LCoS Sets. Our prospective Chinese customers have indicated an interest in one of our historical products - our display unit. Although we have sold a small amount of these display units, we expect that there will be a shift in products demanded by our prospective Chinese customers, over time, from display units to LCoS Sets. These trends are consistent with our overall product strategy.

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

U.S. Securities and Exchange Commission Investigation and Related Matters

As previously reported in our post-effective amendments to the Form S-3 Registration Statement registering the common shares underlying the Senior Secured Convertible Notes (the “Financing Registration Statement”) (File No. 333-122391) and the Form S-3 Registration Statement registering common shares on a “shelf” (the “Shelf Registration Statement”) (File No. 333-122392), we filed an unauthorized consent of BDO Seidman LLP to Amendment Nos. 5 and 6 to the Financing Registration Statement and to Amendment Nos. 3 and 4 to the Shelf Registration Statement in order to incorporate by reference their report on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003, respectively. Although we received the requisite authorized consents from BDO Seidman to the incorporation by reference of their report on the consolidated financing statements into the Financing Registration Statement and the Shelf Registration Statement when initially filed and in subsequent amendments thereto (and BDO Seidman has not withdrawn these subsequent consents), we did not receive the requisite authorization from BDO Seidman to file its consent as an exhibit to the penultimate and final pre-effective amendments to either the Financing Registration Statement or the Shelf Registration Statement (i.e. Amendment Nos. 5 and 6 and Amendment Nos. 3 and 4 to the respective registration statements). The penultimate and final pre-effective amendments to both the Financing Registration Statement and the Shelf Registration Statement were filed with the SEC on July 27, 2005.

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

The Audit Committee recommended three remedial actions. It concluded that the membership of the Board of Directors should be supplemented with a financial expert within the meaning of SEC rules. It also concluded that we must improve our corporate governance and disclosure controls, including hiring a full-time chief financial officer and a controller (who can be the same person). It further concluded that, by reason of Mr. Olins’ responsibility as CEO for supervision of corporate filings, he should reimburse us for the sum of $50,000, a portion of the costs incurred by us by reason of the unauthorized BDO Seidman consents and the resulting inquiries. In compliance with the Audit Committee Report, in December 2005, Mr. Olins made the $50,000 payment to reimburse the Company. To date, our Board of Directors has not been supplemented with a financial expert and we have not hired a fulltime chief financial officer or controller, although we have hired a part-time Director of Accounting and Finance.

The SEC is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO Seidman consent. We have been cooperating with the Staff with respect to this matter.

On December 6, 2005, we filed Post-Effective Amendment No. 2 to the Financing Registration Statement and the Shelf Registration Statement for the purpose of filing an amended Exhibit 23.2, which included the consent of the independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co., LLP (OUM). That consent allows us to incorporate by reference into that registration statement OUM’s report on the consolidated financial statements appearing in our Annual Report on Form 10-K/A for the fiscal year ending December 31, 2004 and filed on December 29, 2005, as of and for each of the three years ended December 31, 2004.

In February 2006, we were advised by the Staff of the SEC that Post-Effective Amendments No. 6 to both the Financing Registration Statement and the Shelf Registration Statement were declared effective by the SEC.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had approximately $0.5 million in cash and cash equivalents, an increase of approximately $0.4 million from the December 31, 2005 balance of approximately $43,000. Our net working capital deficiency at June 30, 2006 was approximately $0.7 million compared to approximately $2.3 million at December 31, 2005.

Net cash used in operating activities totaled approximately $3.5 million and $3.8 million for the three months ended June 30, 2006 and 2005, respectively and approximately $7.7 million and $5.5 million for the six months ended June 30, 2006 and 2005, respectively. Cash used in operating activities increased primarily due to increased operations in our South Korean manufacturing facility. This facility became fully operational in late 2005.

Net cash used in investing activities totaled approximately $0.1 million and $0.2 million for the three months ended June 30, 2006 and 2005, and approximately $0.3 million and $3.5 million for the six months ended June 30, 2006 and 2005, respectively. Cash used in investing activities during 2005 were related to building our South Korean manufacturing facility. These building activities were completed during 2005.

Net cash provided by financing activities in the three months ended June 30, 2006 and 2005 were approximately $2.7 million and $0.3 million, respectively, and approximately $8.5 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares on January 12, 2006, at a purchase price of $2.62 per share, and approximately $1.1 million that we received from the sale of 500,000 shares sold on March 17, 2006, at a purchase price of $2.18 per share. We borrowed an additional approximately $1.4 million on our lines of credit with South Korean banks during the first quarter of 2006. In the second quarter of 2006, cash was primarily provided by the net proceeds of approximately $2.4 million that we received from the sale of 750,000 of our common shares on April 7, 2006 at a purchase price of $3.26 per share and approximately $1.7 million that we received from the sale of 601,000 of our common shares on June 6, 2006 at a purchase price of $2.80 per share.

We expect to meet our immediate cash needs and fund our immediate working capital requirements with our existing cash balances, the proceeds of approximately $1.7 million from the sale of 761,500 shares of our common shares expecting to close no later than August 16, 2006 from a private placement of our common shares, as more fully described in Note 14, and from additional sources. Those sources include cash payments from our customers; the exercises of stock options and warrants; and additional sales of our common shares. There can be no assurances with respect to these potential sources. We believe that our current cash and cash equivalents as of June 30, 2006, combined with the private placement detailed above, will be sufficient to meet our capital and liquidity requirements through September 2006. If we are unable to obtain additional funds on reasonable terms, we may be unable to continue our operations at current levels, or at all.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005

Revenue.  We recognized revenue of approximately $59,000 and $41,000 during the quarters ended June 30, 2006 and 2005, respectively. Revenue in both periods was derived primarily from sales of LCoS Sets to LG Electronics.

The following table summarizes our sales revenue by product for the second quarter 2006 and 2005.

	Three months ended June 30,
	2006	2005
LCoS (T-3) sets	94%	96%
Other (primarily supporting electronics)	6%	4%
Total	100%	100%

Revenue from one customer, LG Electronics, accounted for 100% and 98% of our total revenue for the three months ended June 30, 2006 and 2005, respectively. The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost expected revenue in a timely manner could harm our sales or results of operations.

Gross Margin. Negative gross margin increased from approximately $48,000 during the second quarter of 2005 to negative gross margin of approximately $1,543,000 during the second quarter 2006. The second quarter of 2006 includes the costs to operate our South Korean manufacturing facility. We were in the process of building this facility during the second quarter of 2005 but had no operational expenses related to it. Until the plant output and associated sales reach the manufacturing break-even volume, which we cannot assure, we will continue to experience negative gross margins.

Selling, general and administrative costs. Cash-based selling, general and administrative costs were approximately $1,918,000 and $1,772,000 during the three months ended June 30, 2006 and 2005, respectively, an increase of $146,000 or 8%. Significantly contributing to the increase were increased legal fees of approximately $392,000 primarily related to the routine review of our registration statements on Forms S-3 and our Annual Report on Form 10-K for the year ended December 31, 2005 as well as involvement with the ongoing SEC investigation. $90,000 of the increase relates to a severance agreement pursuant to the resignation of Mr. Banzhaf, our former Executive Vice President of Strategic Planning. Offsetting these increases were reductions of approximately $87,000 in consulting expenses, primarily related to our 2005 implementation of Navision in our California office as well as timing differences associated with our testing of internal controls in accordance with the Sarbanes-Oxley act; a reduction of approximately $80,000 in travel expenses as fewer trips were required to visit our South Korean facility as compared to the same period in 2005; $136,000 decrease in freight expense due to a significant reduction in the amount of supplies and equipment being shipped from our California facility to our South Korean facility, and decreases in general office expenses of approximately $33,000 due to a reduction of staff and activities in our California offices as well as timing differences.

Stock-based compensation included in selling, general and administrative costs. Stock-based compensation was approximately $976,000 and $8,000 in the three months ended June 30, 2006 and 2005, respectively. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation. Expenses in the second quarter of 2005 included the value of a warrant issued for sales services as well as expense related to stock options issued to an employee in 2003 at an exercise price lower than the fair market value of the stock on the date of grant expensed over the vesting period.

Research and development costs. Research and development costs were approximately $411,000 and $1,166,000 in the three months ended June 30, 2006 and 2005, respectively, a decrease of $755,000 or 65%. During the second quarter of 2005, significant effort was expended on developing the LCoS Sets to meet LG Electronics’ new specifications as well as ramping up the South Korean plant to prepare for commercial scale production. These efforts neared completion towards the end of 2005, resulting in reduced expenses during the second quarter of 2006.

Interest expense. Interest expense for the three months ended June 30, 2006 decreased approximately $236,000 from $268,000 during second quarter 2005 to $32,000 for the second quarter 2006. Approximately $252,000 of the decrease is due to issuing our common shares in lieu of cash to the Senior Secured Noteholders for the payment of one quarter’s interest. The decrease is partially offset by interest incurred on the short-term South Korean debt facilities. No comparable facilities existed during the second quarter of 2005.

Non-cash interest expense.  Non-cash interest expense was approximately $474,000 and $278,000 for the three months ended June 30, 2006 and 2005, respectively. Non-cash interest expense includes expense associated with the amortization of the beneficial conversion price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer, Principal Financial and Accounting Officer and a Director. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Also included in non-cash interest expense is the amortization of note discounts and note financing costs of the Senior Secured Convertible Notes. Approximately $252,000 of increase in the three months ended June 30, 2006 as compared to the same period in 2005 primarily relates to the issuance of our common shares in lieu of cash to the Senior Secured Noteholders for the payment of one quarter’s interest. This increase is partially offset by the reversal of an accrual of approximately $177,000 relating to potential liquidated damages in connection with the registration rights agreement entered into as part of the October 2005 Financing and the January 2006 Financing. The above mentioned reversal of the liquidated damages accrual was due to settlement of these charges with the investors.

Six months ended June 30, 2006 and 2005

Revenue.  We recognized revenue of approximately $145,000 and $139,000 during the six months ended June 30, 2006 and 2005, respectively. Revenue in both periods was derived primarily from sales of LCoS Sets to LG Electronics.

The following table summarizes our sales revenue by product for the six months ended June 30, 2006 and 2005.

	Six months ended June 30,
	2006	2005
LCoS (T-3) sets	88%	77%
LCoS (T-1) sets	-	7%
Light engine display units	-	1%
Other (primarily supporting electronics)	12%	15%
Total	100%	100%

Revenue from one customer, LG Electronics, accounted for 89% and 78% of our total revenue for the six months ended June 30, 2006 and 2005, respectively. The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost expected revenue in a timely manner could harm our sales or results of operations.

Gross Margin. Negative gross margin increased from approximately $20,000 during the first half of 2005 to negative gross margin of approximately $3,006,000 during the first half 2006. The first half of 2006 includes the costs to operate our South Korean manufacturing facility. We were in the process of building this facility during the first half of 2005 but had no operational expenses related to it. Until the plant output and associated sales reach the manufacturing break-even volume, which we cannot assure, we will continue to experience negative gross margins. Additionally, cost of revenue during the first half of 2006 includes a reserve of approximately $386,000, which was recorded to reserve the remaining value of our T-1 LCoS Set inventory as well as a percentage of our light engine inventory. We believe there are still opportunities to sell both products, but we have shifted our focus to the manufacture and sale of our T-3 LCoS Set products. We are not currently manufacturing either the T-1 LCoS Set or the light engine products and their sales were minimal during 2005.

Selling, general and administrative costs. Cash-based selling, general and administrative costs were approximately $3,890,000 and $3,482,000 during the six months ended June 30, 2006 and 2005, respectively, an increase of $408,000 or 12%. Significantly contributing to the increase were increased legal fees of approximately $576,000 primarily related to the routine review of our registration statements on Forms S-3 and our Annual Report on Form 10-K for the year ended December 31, 2005 as well as involvement with the ongoing SEC investigation. $90,000 of the increase relates to a severance agreement pursuant to the resignation of Mr. Banzhaf, our former Executive Vice President of Strategic Planning. Finally, approximately $80,000 of the increase represents wages, office supplies and other general and administrative expenses related to our new South Korean facility. Offsetting these increases were reductions of approximately $246,000 in consulting expenses, primarily related to our 2005 implementation of Navision software in our California office as well as timing differences associated with our testing of internal controls in accordance with the Sarbanes-Oxley act and a reduction of approximately $91,000 in travel expenses as fewer trips were required to visit our South Korean facility as compared to the same period in 2005.

Stock-based compensation included in selling, general and administrative costs. Stock-based compensation was approximately $1,645,000 and $107,000 in the six months ended June 30, 2006 and 2005, respectively. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation. Expenses in the first half of 2005 included the value of a warrant issued for sales services as well as expense related to stock options issued to an employee in 2003 at an exercise price lower than the fair market value of the stock on the date of grant expensed over the vesting period.

Research and development costs. Research and development costs were approximately $653,000 and $1,659,000 in the six months ended June 30, 2006 and 2005, respectively, a decrease of $1,006,000 or 61%. During the second quarter of 2005, significant effort was expended on developing the LCoS Sets to meet LG Electronics’ new specifications as well as ramping up the South Korean plant to prepare for commercial scale production. These efforts neared completion towards the end of 2005, resulting in reduced expenses during the first half of 2006.

Interest expense. Interest expense for the six months ended June 30, 2006 decreased approximately $220,000 from $535,000 during the first half of 2005 to $315,000 for the first half of 2006. Approximately $252,000 of the decrease is due to issuing our common shares in lieu of cash to the Senior Secured Noteholders for the payment of one quarter’s interest. The decrease is partially offset by interest incurred on the short-term South Korean debt facilities. No comparable facilities existed during the first half of 2005.

Non-cash interest expense.  Non-cash interest expense was approximately $1,487,000 and $555,000 for the six months ended June 30, 2006 and 2005, respectively. Non-cash interest expense includes expense associated with the amortization of the beneficial conversion price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer, Principal Financial and Accounting Officer and a Director. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Also included in non-cash interest expense is the amortization of note discounts and note financing costs of the Senior Secured Convertible Notes. Approximately $252,000 of increase in the six months ended June 30, 2006 as compared to the same period in 2005 primarily relates to the issuance of our common shares in lieu of cash to the Senior Secured Noteholders for the payment of one quarter’s interest. Additionally, approximately $438,000 of the increase relates to liquidated damages in connection with the registration rights agreement entered into as part of the October 2005 Financing and the January 2006 Financing.

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

Stock-based Payments - Effective January 1, 2006 we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results for the adoption of SFAS 123R.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred.

We estimated the fair value of options granted using the Black-Scholes option pricing model and the assumptions shown in Note 4, Stock-Based Compensation, to our condensed consolidated financial statements. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  We estimate the expected life of options granted based on the simplified method provided in Staff Accounting Bulletin No. 107 for "plain vanilla" options.  We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled.  If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, are likely to periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are not well established. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods. See Note 4—“Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

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

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash accounts and our lines of credit in South Korea. We invest excess cash and cash equivalents in a checking account or money market account with reputable banks both in the United States and South Korea. Our cash accounts in the United States are not FDIC or otherwise insured, to the extent that the accounts exceed $100,000; and our cash accounts in South Korea are not insured. As of June 30, 2006, our cash and cash equivalents totaled approximately $0.5 million. Short term debt under our South Korean lines of credit totaled approximately $0.8 million at June 30, 2006.

Foreign Currency Risk. We are exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiary into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiary's financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income or loss. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. When appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We may use hedging programs in the future and may use currency forward contracts, currency options and/ or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of June 30, 2006, we had no hedging contracts. During the first and second quarter of 2006, the foreign currency transaction gains, realized and unrealized, were not material.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2006, management of our Company, under the supervision of our principal executive and financial officer (CEO), evaluated (the Controls Evaluation) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls).

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

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures. As of June 30, 2006, our CEO conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s CEO, to allow timely decisions regarding required disclosure. Based on his evaluation, as described in Item 9A “Controls and Procedures” in our Annual report on Form 10-K/A filed with the SEC on April 11, 2006, the CEO has concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. Among other weaknesses identified in our disclosure controls and procedures, our policy for monitoring sales of common shares by our employees, officers and directors does not provide a means for independent review and approval of sales of common shares by our CEO and our process of determining the securities beneficially owned by our officers and directors does not provide adequate assurance that all shares beneficially owned by our officers and directors are accurately reported to us.

Changes in Internal Controls

Except as noted below, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On June 29, 2006, the Board of Directors adopted Corporate Governance Guidelines and established a Corporate Governance and Nominating Committee.

On April 28, 2006, we hired a part-time Director of Accounting and Finance. This individual had been working with us in the same capacity on a consulting basis since October 2005. Part of her responsibilities include overseeing and monitoring complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the financial statements.

Our Chief Operating Officer and our Director of Accounting and Finance have been closely reviewing the financial statements of Spatialight Korea, which are prepared by a third party. This partially mitigates the previously disclosed lack of sufficient control over the existence, completeness and accuracy over account balances in the close process of our facility in South Korea.

PART II.	OTHER INFORMATION

ITEM 1	Legal Proceedings

None. See our discussion of the SEC investigation being conducted, which is described under “Item 3, Management’s Discussion and Analysis of Financial Condition and results of Operations - Overview Certain Development.”

ITEM 1A	Business Risks and Uncertainties

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. The risk factors below were disclosed on the Form 10-K/A and have been updated.

We have experienced significant manufacturing difficulties during the past year that have resulted in our manufacturing and shipping our LCoS Sets in only limited commercial quantities. If we encounter further difficulties in manufacturing our products in larger quantities then we may have difficulty meeting customer demands and our operating results could be significantly harmed by such difficulties.

We have experienced difficulties in manufacturing our LCoS Sets during the past year principally due to various problems that we have experienced in certain specific portions of our manufacturing process. See “Manufacturing of LCoS Sets” set forth under Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of manufacturing difficulties that we have experienced. Although we believe that we have developed solutions to the past problems that will allow us to achieve higher production and shipment volumes, because the manufacture of our LCoS Sets involves highly complex processes, technical problems may continue to arise as we manufacture our LCoS Sets and we cannot assure satisfactory manufacturing yields on a continuing basis or that we will be able to adequately ramp up volume production of our LCoS Sets.

Current purchase orders, including our agreement with LG Electronics, and anticipated future purchase orders, which we cannot assure, will require us to produce greater quantities of our LCoS Sets than we have produced in the past. If future manufacturing yields cannot be improved further or if we incur unanticipated problems in production of our LCoS Sets, it will significantly harm our business and operating results because we will have already incurred the costs for the materials used in the LCoS Set manufacturing processes as well as the costs of operating our South Korean manufacturing facility. Unanticipated further problems in manufacturing our LCoS Sets could also cause production delays that might lead our current and prospective customers to seek other sources, which would negatively affect our operating results.

In addition, the complexity of our manufacturing processes will increase as the sophistication of our LCoS Sets increases, and such complexities may cause similar difficulties that could harm our business and operating results. Although we believe that we will be able to mass produce our LCoS Sets, other companies, including some with substantially greater resources than us, have found great difficulty manufacturing LCoS products. We do not have reliable information about why other companies have failed to be able to manufacture similar liquid crystal microdisplays and can therefore make no assurances that we will not encounter similar problems.

We currently obtain silicon backplanes, a vital component in our microdisplays, from a company in Taiwan, which is subject to potential instability because of Taiwan’s troubled relations with China. Unless we obtain an alternative source, any disruption or termination of our silicon backplane manufacturing source’s operation in Taiwan could significantly harm our operations. Early in the second quarter of 2006, the silicon wafers that we received from our supplier contained flaws that have materially harmed our manufacturing yields. We refer you to “Manufacturing of LCoS Sets” contained in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of our problems with the silicon wafers.

The design and manufacture of LCoS Sets are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, variations in temperature and humidity, impurities in the materials used, and the performance of personnel and equipment. We have built and equipped a manufacturing plant in South Korea where we currently manufacture our LCoS Sets in limited quantities. We believe that these arrangements provide us with strong quality controls and effectively protect our proprietary technology in our products, but the risks discussed above associated with the highly complex processes of manufacturing these liquid crystal microdisplays remain applicable.

Although we have commenced producing LCoS Sets in our manufacturing facility in South Korea, which serves as our principal facility for manufacturing our LCoS imagers,, we may encounter difficulties in conducting our manufacturing operations and difficulties in maintaining our quality controls over the manufacturing and production processes in a foreign country, any of which would be likely to cause significant harm to our business.

Our manufacturing operations were recently relocated from California to South Korea and the relocation of our manufacturing operations in South Korea may cause us to encounter one or more potential problems in our operations that could harm our business. Because of cultural or language differences, problems may arise in the training of, or communications with, our employees or the general operation of our manufacturing facility. These cultural or language differences may also create misunderstandings or the creation of inefficiencies in our operations. Furthermore, the geographic separation between our corporate offices in the United States and our principal manufacturing operation in South Korea could result in managerial or supervisory problems, which could lead to decreased quality controls and consequently materially harm our business.

We are largely dependent on one customer, LG Electronics, for our future revenues, and failure to expand our customer base or receive additional orders from our existing customer base will make us vulnerable to substantial loss of potential revenues.

In 2005 and the first half of 2006, almost all of our revenue has been derived from LG Electronics, Inc. Based upon our arrangements with LG Electronics, it is likely that a substantial percentage of our anticipated future revenues will be derived from LG Electronics as well. If we cannot diversify our customer base or derive increased revenues through additional purchase orders and product deliveries from customers other than LG Electronics, and remain primarily reliant on only one customer for a substantial percentage of our revenues, we will be vulnerable to a substantial decline in anticipated revenues if we lose LG Electronics as a customer for any reason or if LG Electronics were to otherwise reduce, delay or cancel its orders. Any such events could have a material adverse effect on our business, operations and financial condition and the value of our common shares could decline substantially.

Our ability to retain and receive additional purchase orders from our current customers and to attract and receive purchase orders from prospective customers may depend upon the acceptance of LG Electronics’ products in the consumer marketplace. If LG Electronics’ television products incorporating our LCoS technology are not commercially successful, demand for our products from our current and prospective customers may not materialize, which could negatively impact our results of operations and our financial condition.

The obligations arising from our Senior Secured Convertible Notes restrict our future financing alternatives and may result in financial difficulties for us in the future.

The Senior Secured Convertible Notes issued in November 2004 bear a 10% rate of interest per annum and are not prepayable, in whole or in part, prior to their maturity on November 30, 2007. Therefore, we do not have the ability to refinance the 2004 Senior Secured Convertible Notes with debt obligations bearing more favorable terms to us or out of the proceeds of an equity financing until their maturity date. We do have the right to force the conversion of the Senior Secured Convertible Notes into our common shares in the event that our common shares trade at or above $14.58 (150% of the $9.72 conversion price of the Senior Secured Convertible Notes) for twenty consecutive trading days. The last sale price of our common shares on August 7, 2006, was $2.50 per share.

Furthermore, the Senior Secured Convertible Notes are secured by virtually all of our assets, other than those located in South Korea, and it may therefore be difficult for us to obtain future debt financing. However, the terms of the Senior Secured Convertible Notes allow us to subordinate the liens on accounts receivable, certain contract rights and inventory (the “Subject Property”) securing the Senior Secured Convertible Notes, to liens on the Subject Property securing certain other debt permitted, subject to certain conditions, by the Senior Secured Convertible Notes.

In addition, the issuance of any additional debt securities, except certain types of bank debt permitted under the Senior Secured Convertible Notes, will require the consent of the holders of a majority in interest of our Senior Secured Convertible Notes, to the extent that such notes remain issued and outstanding at the time of issuance of any additional debt securities. The prohibition against incurring debt may negatively affect our ability to engage in capital expenditures and to maintain and expend our manufacturing operations.

If we default in meeting our obligations under the Senior Secured Convertible Notes, the indebtedness which they evidence may become immediately due and payable, and the holders of the Senior Secured Convertible Notes may be entitled to foreclose on any of our assets securing the notes. As noted earlier, certain of the holders of our Senior Secured Convertible Notes have alleged that we have defaulted in meeting our obligations under the Senior Secured Convertible Notes and have demanded the immediate repayment of principal and liquidated damages. In the event these holders pursue their claims, and a court determines that we have defaulted in our obligations, we will have to seek financing from third parties to satisfy the holder’s claims. The Senior Secured Convertible Notes are convertible into our common shares and the issuance of such shares (including any shares issued in payment of interest on such notes) may have a dilutive effect on the value of our outstanding common shares.

Geopolitical conditions or potential military conflicts between allies, the United States and South Korea, and North Korea may negatively impact our business.

We commenced producing products in our principal manufacturing operations in South Korea during the second quarter of 2005, and our largest customer, LG Electronics, resides in South Korea. South Korea and North Korea are technically at war with each other, despite the mutually agreed upon existence of the Demilitarized Zone and the relative absence of physical conflict for several decades. Any escalation in the existing conflict between these countries or any commencement, or perceived commencement, of a military conflict between the United States and North Korea, may limit our ability to effectively operate our manufacturing facility in South Korea and may also substantially limit our ability to sell products into South Korea because of the negative economic, physical or other destructive impact that such a conflict could have on our most important customer. Any such disruptions to our manufacturing operations and/or ability to consummate sales to a substantial customer could adversely affect the development of our business and our financial condition. The recent escalation in tension between the United States and North Korea, as a result of North Korea’s attempts to test certain of their missiles, has not impacted our operations in South Korea, but we can provide no assurances that continued tension will not negatively affect our operations.

The material weaknesses identified by our management and our independent registered public accounting firm with respect to our internal controls over financial reporting may have a materially negative impact on our business.

In accordance with the rules prescribed by the SEC and the Sarbanes-Oxley Act of 2002, we must periodically review and test our internal controls over financial reporting to ensure compliance. During our preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, our management and our independent registered public accounting firm identified several material weaknesses in our internal controls over financial reporting. Although these material weaknesses did not result in a misstatement of our financial results, they relate closely to assuring the fulfillment of critical components of the financial reporting functions of our business. As of this date, the material weaknesses identified include the fact that our Company does not have a full-time chief financial officer to work with the chief executive officer and chief operating officer in overseeing and monitoring complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the financial statements. Furthermore, our audit committee does not have a member who is deemed a “financial expert” as defined by the rules promulgated by the SEC, although a member of our audit committee has the level of financial sophistication that the Nasdaq’s rules require. Additionally, we lack adequate controls and procedures over inventory, we lack information technology controls and procedures that would likely prevent unauthorized access to accounting and financial systems, we do not have effective internal controls over financial reporting at our wholly owned subsidiary in South Korea, we do not maintain formal accounting policies and procedures to allow the accounting function to adequately analyze transactions and determine correct accounting under United States Generally Accepted Accounting Principles (GAAP), and we do not have formal procedures to prevent the filing of registration statements with the SEC without the required accountant’s consent. We may therefore need to incur significant additional expenses to achieve compliance and we may incur other costs in connection with regulatory enforcement actions, any of which could negatively impact our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Following the effectiveness of the registration statement for our January financing, the investors of the January financing received an aggregate of 122,725 restricted shares in settlement of any and all liquidated damages. The shares were issued as follows: 57,725 restricted shares of our common stock were issued on May 18, 2006, when the market value of our shares was $3.12, resulting in an intrinsic value of $180,102; 65,000 restricted shares of our common stock were issued on June 30, 2006, when the market price of our shares was $2.30, resulting in an intrinsic value of $149,500. All of these shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a vote of Security Holders

At the Annual Meeting of Shareholders held on June 28, 2006 the shareholders approved the following:

PROPOSAL NO. 1

1.	The election of Lawrence J. Matteson as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 35,960,744	Against: 0	Withheld: 313,530

2.	The election of Robert C. Munro as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 36,040,640	Against: 0	Withheld: 233,634

3.	The election of Robert A. Olins as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 35,964,965	Against: 0	Withheld: 309,309

4.	The election of Claude Piaget as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 35,964,340	Against: 0	Withheld: 309,934

5.	The election of David F. Hakala as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 36,043,551	Against: 0	Withheld: 230,723

6.	The election of Herbert Ehrenthal as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 36,045,563	Against: 0	Withheld: 228,711

7.	The election of Jerilyn Kessel as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 36,035,763	Against: 0	Withheld: 238,511

PROPOSAL NO. 2

8.	To approve an amendment to the Corporation's Restated Certificate of Incorporation, as amended, to increase the number of authorized Common Shares, $.01 par value, from 50,000,000 to 100,000,000.

For: 35,270,697	Against: 838,157	Abstain: 181,275

PROPOSAL NO. 3

9.
To approve the Corporation’s 2006 Incentive Plan. As described in our Supplemental Notice sent to shareholders on or around June 22, 2006, the polls were kept open solely with respect to Proposal Number Three through the close of business on Wednesday, July 5, 2006, a period of seven days after the date of the Meeting, whereupon the polls were closed and the Inspector of Elections was given the opportunity to compute the final Shareholders’ vote with respect to Proposal No. Three.

For: 6,710,311	Against: 2,414,768	Abstain: 201,815
Broker Non Votes: 26,954,266

PROPOSAL NO. 4

10.	The ratification of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP (OUM) as the Corporation’s independent public accountants for the fiscal year ending December 31, 2006.

For: 35,995,178	Against: 193,612	Abstain: 101,339

ITEM 5	Other Information

Our Audit Committee determined that Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer and a Director failed to report the sale of an aggregate of 70,556 of our common shares in August 2005 and February 2006 at sales prices ranging from $5.30 to $3.00. Pursuant to Section 16 of the Exchange Act, Mr. Olins has filed all delinquent reports and disgorged $22,273 in “short-swing profits” that he realized from the sales.

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Restated Certificate of Incorporation*
4.2	Certificate of Amendment of Certificate of Incorporation of SpatiaLight, Inc.
4.3	Bylaws*
10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006
10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006
10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004†
10.4	SpatiaLight 2006 Incentive Plan
10.5	Securities Purchase Agreement among Spatialight, Inc. and Certain Purchasers dated as of August 9, 2006
10.6	Registration Rights Agreement among Spatialight, Inc. and Certain Purchasers dated as of August 9, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert A. Olins
32.1	Certification of Robert A. Olins Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.
†Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2006 SpatiaLight, Inc. By: /s/ Robert A. Olins Robert A. Olins Chief Executive Officer, Principal Financial and Accounting Officer