Form 10-Q
period 2006-09-30
SPATIALIGHT INC
filed 2006-11-09
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from____________ to_____________

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,938,653 common shares as of November 6, 2006.

SPATIALIGHT, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

Table of Contents
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of
	September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations
	for the Three and Nine Months Ended
	September 30, 2006 and 2005	4

	Condensed Consolidated Statement of Stockholders’ Equity
	(Deficit) for the Nine Months Ended September 30, 2006	5

	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended September 30, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	44

Item 4.	Controls and Procedures	45

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Business Risks and Uncertainties	47

Item 2.	Unregistered Sales of Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Submission of Matters to a Vote of Security Holders	61

Item 5.	Other Information	61

Item 6.	Exhibits and Reports on Form 8-K	62

	Signatures	63

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)	(Note 2)
ASSETS

Current assets
Cash and cash equivalents	$280,844	$42,565
Accounts receivable, net of $47,055 and $0 allowance for doubtful
accounts as of September 30, 2006 and December 31, 2005, respectively	270,612	139,676
Inventory, net	308,668	756,723
Prepaids and other current assets	307,065	255,157
Prepaid current non-cash interest to related party	1,157,133	1,157,133
Total current assets	2,324,322	2,351,254
Property, plant and equipment, net	6,744,732	6,813,520
Prepaid non-cash interest to related party	1,446,416	2,314,265
Other assets	47,478	73,437
Total assets	$10,562,948	$11,552,476

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short term loans	$830,009	$572,025
Short term loan from related parties	244,000	224,384
Accounts payable	1,580,121	1,665,711
Fair value of warrants to purchase common stock	129,279	778,270
Accrued expenses and other current liabilities	1,573,442	1,389,427
Total current liabilities	4,356,851	4,629,817

Senior secured and related party convertible notes	10,673,093	10,340,113

Total liabilities	15,029,944	14,969,930

Commitments and contingencies

Temporary equity:
Common stock, subject to registration, $0.01 par value;
1,031,770 and 571,431 shares issued and outstanding, net of
original fair value of warrants of $137,966 and $958,625 and issuance costs of $127,500 and $15,000 at September 30, 2006
and December 31, 2005, respectively	1,947,909	1,026,374
Total liabilities and temporary equity	16,977,853	15,996,304

Stockholders' equity (deficit):
Common stock, $.01 par value:
100,000,000 and 50,000,000 shares authorized as of September 30, 2006 and
December 31, 2005, respectively; 40,906,883 and 36,777,069 shares issued
and outstanding at September 30, 2006 and December 31, 2005, respectively	409,069	367,771
Additional paid-in capital	89,652,518	76,631,925
Other comprehensive income	300,585	222,317
Accumulated deficit	(96,777,077)	(81,665,841)
Total stockholders' equity (deficit)	(6,414,905)	(4,443,828)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$10,562,948	$11,552,476

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue	$298,046	$58,457	$442,888	$197,365
Cost of revenue	1,665,324	57,492	4,815,668	216,380
Gross margin	(1,367,278)	965	(4,372,780)	(19,015)

Selling, general and administrative expenses (including stock-based general and administrative expenses of $184,797 and $78,887
for the three month periods ended September 30, 2006 and 2005, respectively, and $1,829,790 and $186,187 for the nine month
periods ended September 30, 2006 and 2005, respectively).	1,918,043	1,735,892	7,452,509	5,322,259
Research and development expenses	269,582	1,081,020	922,828	2,740,150

Total operating expenses	2,187,625	2,816,912	8,375,337	8,062,409

Operating loss	(3,554,903)	(2,815,947)	(12,748,117)	(8,081,424)
Other income (expense):
Interest expense:
Interest expense	(40,206)	(270,631)	(355,178)	(805,541)
Non-cash interest expense	(643,907)	(631,393)	(2,130,407)	(1,186,577)
Total interest expense	(684,113)	(902,024)	(2,485,585)	(1,992,118)

Gain from revaluation of note purchase option and investment
right liabilities	-	96,602	-	754,374
Gain from revaluation of warrants	21,945	-	43,638	-
Foreign currency translation gain	27,283	-	39,635	-
Interest and other income	15,803	618	39,993	28,160

Total other income (expenses)	(619,082)	(804,804)	(2,362,319)	(1,209,584)

Loss before income tax expense	(4,173,985)	(3,620,751)	(15,110,436)	(9,291,008)

Income tax expense	-	-	800	2,725

Net loss	$(4,173,985)	$(3,620,751)	$(15,111,236)	$(9,293,733)

Net loss per share - basic and diluted	$(0.10)	$(0.10)	$(0.38)	$(0.26)

Weighted average shares used in computing
net loss per share- basic and diluted	41,266,681	36,490,446	40,002,827	36,093,858

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2006

						TOTAL
			ADDITIONAL		OTHER	STOCKHOLDERS'
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHEN-	EQUITY
	SHARES	AMOUNT	CAPITAL	DEFICIT	SIVE INCOME	(DEFICIT)
Balance, January 1, 2006	36,777,069	$367,771	$76,631,925	$(81,665,841)	$222,317	$(4,443,828)

Exercise of stock options	50,000	500	39,745	-	-	40,245

Stock-based compensation expense	-	-	1,829,790	-	-	1,829,790

Issuance of common shares, net of
issuance of $172,625	3,151,000	31,510	8,419,666	-	-	8,451,176

Issuance of common shares for interest and
liquidated damages charges	357,383	3,574	945,140	-	-	948,714

Reclassification from temporary
equity of October 2005 Financing shares
upon effectiveness of registration
statement, incuding $743,319 value of
warrants issued	571,431	5,714	1,763,979	-	-	1,769,693

Short swing profit	-	-	22,273	-	-	22,273

Comprehensive loss:

Net loss	-	-	-	(15,111,236)	-	(15,111,236)

Foreign currency translation adjustment	-	-	-	-	78,268	78,268

Total comprehensive loss	-	-	-	(15,111,236)	78,268	(15,032,968)

Balance, September 30, 2006	40,906,883	$409,069	$89,652,518	$(96,777,077)	$300,585	$(6,414,905)

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(15,111,236)	$(9,293,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve adjustment	442,433	-
Depreciation and amortization	669,055	449,631
Stock-based general and administrative expenses	1,829,790	186,187
Non-cash interest expense	2,130,407	1,186,577
Gain from revaluation of note purchase option and investment right liabilities	-	(754,374)
Gain from revaluation of warrants	(43,638)	-
Non-cash foreign currency translation gain	(39,635)	-
Accrued interest on notes receivable from stockholder	-	(7,643)
Gain on sale of fixed assets	(3,376)	-
Changes in operating assets and liabilities:
Accounts receivable	(130,936)	121,252
Inventory	5,623	(38,526)
Prepaids and other current assets	(46,021)	196,489
Other assets	25,959	50,332
Accounts payable	(43,723)	588,285
Accrued expenses and other current liabilities	197,262	(438,987)

Net cash used in operating activities	(10,118,036)	(7,754,510)

Cash flows from investing activities:
Purchase of property, plant and equipment	(580,220)	(3,901,566)
Proceeds from sale of property, plant and equipment	84,166	-

Net cash used in investing activities	(496,054)	(3,901,566)

Cash flows from financing actitivies:
Payments received from notes receivable	-	249,105
Proceeds from issuance of short-term notes	6,811,150	-
Payment on short-term notes	(6,559,226)	-
Proceeds from the sale of common shares and warrants, net of issuance costs	10,559,324	2,641,395
Proceeds from exercise of warrants and options	40,245	395,987

Net cash provided by financing activities	10,851,493	3,286,487

Net increase (decrease) in cash and cash equivalents	237,403	(8,369,589)

Effect of exchange rate changes on cash	876	1,740

Cash and cash equivalents at beginning of period	42,565	9,087,551
Cash and cash equivalents at end of period	$280,844	$719,702

Non-cash financing activities:
Warrants issued for fundraising services provided	$-	$73,387
Shares issued for interest and liquidated damages	$948,714	$-

Supplemental disclosure of cash flow information:

Income taxes paid during the period	$1,800	$2,725
Interest paid during the period	$302,758	$754,821

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Business Description

We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. We are currently focused on manufacturing one core product, our 1080p T-3 LCoS Set, and selling that product to our customers and prospective customers, who are located in Asia. The T-3 LCoS model has a 1920 pixels by 1080 pixels configuration. Our current customers and current prospective customers are original equipment manufacturers (OEMs) engaged in the businesses of manufacturing high definition televisions, light engines for incorporation into high definition televisions and 3-dimensional near-to-eye display devices. Our products are also suitable for incorporation into other display applications including front projection systems, head mounted devices, rear projection computer monitors, wireless communication devices, portable games and digital assistants.

Note 2.     Basis of Presentation

The accompanying condensed consolidated financial statements incorporate the accounts of SpatiaLight, Inc. and its wholly-owned subsidiaries, SpatiaLight Technologies, Inc. and SpatiaLight Korea, Inc. All significant intercompany business and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In our management’s opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A - Amendment No. 1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2005. The interim results for the nine month period ended September 30, 2006 are not necessarily indicative of results for the full fiscal year. The accompanying consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. As reported in our 2005 Annual Report on Form 10K/A filed with the SEC on April 11, 2006, we have suffered recurring operating losses and negative cash flows from operations. We have continued to suffer operating losses during the first nine months of 2006. While we plan on raising additional capital, no assurance can be given that we will be able to raise sufficient funds to continue our operations. If we do not receive additional funds, we will be required to scale back or terminate operations and/ or seek protection under applicable bankruptcy laws. Additionally, as more fully described in Note 7, our Senior Secured Convertible Notes, maturing in November 2007, are held by four noteholders. Two of the noteholders have alleged that certain events of default under the Senior Secured Convertible Notes have occurred. We strongly dispute that any events of default have occurred that would allow the noteholders to call the notes, and we plan to vigorously defend our position. We believe, after reviewing with outside counsel, with respect to each of the alleged events of default, that it is not probable that the noteholders would prevail in calling the loans based on any of the alleged events of default; therefore, we have continued classifying the notes as noncurrent liabilities in the accompanying condensed consolidated balance sheet and have not accrued for the alleged redemption premiums and liquidated damages. However, should the noteholders pursue their call for immediate redemption of the Senior Secured Convertible Notes, and prevail on their claim in a court of law, the Senior Secured Convertible Notes and related redemption premiums and liquidated damages would immediately become due and payable.

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

Note 3.  Liquidity

From inception through September 30, 2006, we have sustained recurring net losses from operations totaling approximately $97 million and at September 30, 2006, had total stockholders’ deficit of approximately $6.4 million and working capital deficiency of approximately $2 million. During the nine months ended September 30, 2006, we experienced a net cash increase of approximately $0.2 million. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares in mid-January 2006 at a purchase price of $2.62 per share and approximately $1.1 million that we received from the sale of 500,000 of our common shares on March 17, 2006 at a purchase price of $2.18 per share. Additional contributions came from the exercise of employee stock options. Additionally, cash for the three months ended March 31, 2006 was provided by a Korean Won 1.5 billion (approximately $1.5 million) short-term loan obtained in March 2006 that was repaid in early April 2006. See Note 7 for further details of this loan. In the second quarter of 2006, cash was primarily provided by the net proceeds of approximately $2.4 million that we received from the sale of 750,000 of our common shares on April 7, 2006 at a purchase price of $3.26 per share and approximately $1.6 million that we received from the sale of 601,000 of our common shares on June 6, 2006 at a purchase price of $2.80 per share. The funds from these financings were used to fund our operations for the second quarter of 2006. In the third quarter of 2006, cash was primarily provided by the net proceeds of approximately $1.6 million that we received from the sale of 761,500 of our common shares on August 9, 2006 at a purchase price of $2.25 per share and $0.5 million that we received from the sale of 270,270 of our common shares on September 26, 2006 at a purchase price of $1.85 per share. The funds from these financings were used to fund our operations for the third quarter of 2006. We recognized net losses for the nine months ended September 30, 2006, of approximately $15.1 million.

We expect to meet our immediate cash needs and fund our immediate working capital requirements with the following sources: cash payments from our customers; the exercises of stock options and warrants; and additional sales of our common shares. There can be no assurances with respect to these potential sources. If we are unable to obtain additional funds on reasonable terms, we may be unable to continue our operations at current levels beyond November 2006, or at all.

Note 4.     Stock-Based Compensation

We have stock compensation plans for employees and directors which are described in Note 6 to our consolidated financial statements in our 2005 Annual Report on Form 10-K/ A as filed with the SEC on April 11, 2006. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation including stock options in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the grant. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock compensation. We adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. Following the provisions of the modified prospective method, we have not restated our consolidated financial statements for periods prior to 2006 to reflect the adoption of SFAS 123R. Therefore, the results reported in the condensed consolidated statement of operations for the first nine months of 2006 are not directly comparable to the results for the same period in the prior year.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Under the provisions of SFAS 123R, we recorded $184,797 and $1,829,790 of stock compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2006, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2006
Dividend yield	-	-
Expected volatility	97.9%	92.8% - 99.02%
Risk-free interest rate	5.2%	4.6% - 5.2%
Expected lives (in years)	5.8	5.2 - 5.8

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Our currently unvested options vest over two years from the date of grant. Our options generally have a 10-year contractual term. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the nine months ended September 30, 2006 was $1.95. As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for four groups of employees - CEO, directors, senior management and all other employees - based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

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

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005
Net loss as reported	$(3,620,751)	$(9,293,733)
Add: Stock-based employee/director compensation
included in reported net loss	5,500	22,000
Deduct: total stock-based employee compensation
determined under fair value method for all awards	(277,645)	(2,591,075)

Proforma net loss, as adjusted	$(3,892,896)	$(11,862,808)

Loss per share:
Basic and diluted, as reported	$(0.10)	$(0.26)
Basic and diluted, as adjusted	$(0.11)	$(0.33)

The assumptions used to determine the pro forma expenses under the Black-Scholes option model for the three and nine months ended September 30, 2005 under SFAS 123 were based on the following assumptions: expected dividend yield: 0 for both periods; expected volatility: 93% and 90%, respectively; expected lives, in years: 2 and 4, respectively; and risk-free interest rate: 4.0% and 4.07%, respectively. In the pro forma information for periods prior to 2006, we accounted for forfeitures as they occurred.

A summary of options under our stock option plans as of December 31, 2005 and changes during the nine months ended September 30, 2006 are as follows:

			Weighted Average	Aggregate
			Remaining	Intrinsic Value
	Number of	Weighted Average	Contractual Term (in	at September 30,
	Shares	Exercise Price	years)	2006
Outstanding December 31, 2005	5,882,394	$4.06	5.79
Options granted under the plans	900,000	$2.57
Options exercised	(50,000)	$0.80
Options forfeited or expired	(662,500)	$9.00

Outstanding September 30, 2006	6,069,894	$3.41	5.82	$885,078

Options vested and exercisable
at September 30, 2006	5,907,394	$3.42	5.72	$885,078

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock at September 30, 2006, $2.09 per share, exceeded the exercise price of the options, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). No options were exercised during the three months ended September 30, 2006. The aggregated intrinsic value of options exercised on the dates the options were exercised was $394,300 for the three month period ended September 30, 2005. The aggregated intrinsic value of options exercised on the dates the options were exercised was $112,865 and $1,450,256 for the nine month period ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, total expected compensation cost of options outstanding but not yet vested is approximately $209,480. This cost is expected to be recognized through June 2008. We recorded no income tax benefits for stock-based compensation expense arrangements for the nine months ended September 30, 2006, as we have cumulative operating losses, for which a full valuation allowance has been established.

Note 5.  Per Share Information

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The table below reflects potentially dilutive securities which were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2006 and 2005 because the effect of their assumed exercise would be antidilutive.

	As of September 30,
	2006		2005
	Number of	Weighted Average	Number of	Weighted Average
	Potentially	Exercise/	Potentially	Exercise/
	Dilutive	Conversion	Dilutive	Conversion
	Shares	Price	Shares	Price
Stock options and warrants	6,834,420	$3.41	6,473,711	$4.01
Convertible notes	3,404,807	$3.29	3,404,807	$3.29
Total	10,239,227		9,878,518

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6.     Property, Plant and Equipment, net

Property, plant and equipment include:

	As of
	September 30, 2006	December 31, 2005
Building	$4,635,683	$4,360,663
Other equipment and instruments	2,380,236	2,659,653
Machinery and manufacturing equipment	1,684,192	1,141,726
Office furniture and fixtures	429,599	590,696
Tooling	371,700	371,700
Leasehold improvements	165,937	175,654
Computer hardware and software	347,825	215,109

Total property, plant and equipment	10,015,172	9,515,201
Accumulated depreciation	(3,270,440)	(2,701,681)
Property, plant and equipment, net	$6,744,732	$6,813,520

Note 7.  Short-Term Loans and Notes Payable

Short-Term Loans

Short-Term Loan From Related Parties

During March 2006, our wholly-owned subsidiary, SpatiaLight Korea, Inc. borrowed KRW 85,000,000 (approximately US $86,250) from JeWon Yeun, SpatiaLight Korea’s former President. This non-interest bearing, unsecured loan was repaid in early April 2006. During the third quarter of 2006, we had net short term borrowings of $100,000 from Herbert Ehrenthal, one of our Directors, and $144,000 from Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, and a Director. These short term borrowings have a term of less than three months and bear interest at 8% per annum.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Short-Term Loans

Our wholly-owned subsidiary SpatiaLight Korea has revolving credit facilities with five separate South Korean banks as detailed below (amounts in thousands, Korean Won, unless otherwise stated):

Bank	Shinhan Bank	Kyongnam Bank	Korea Exchange Bank	Pusan Bank	Industrial Bank of Korea (4)	Total
Interest rate type	Variable (1)	Variable (2)	Fixed	Variable (3)	Fixed
Interest rate at 9/30/06	6.72%	9.20%	10.51%	10.53%	0.00%
Maturity date	9/22/2007	4/28/2007	1/10/2007	1/10/2007	3/23/2007
Maximum amount of line	200,000	200,000	300,000	100,000	-	800,000
Amount outstanding at 9/30/06	199,124	199,752	298,228	98,763	-	795,868
Remaining available	876	248	1,772	1,237	-	4,132
Approximate US dollar equivalent	$207,666	$208,321	$311,022	$103,000	$-	$830,009

(1) Yield ratio of annual bank debenture plus 1.85%
(2) Yield ratio of annual industrial financial debenture plus 3.0%
(3) Pusan Bank's internal market related base plus 5.56%
(4) The IBK facility was terminated in April 2006. See details below.

Interest under each of the credit facilities is payable monthly. We are required to repay funds on the credit facilities by the maturity dates of each of the respective credit facilities as noted in the table above. On April 10, 2006, the Korean Exchange Bank extended the expiration date on the line of credit from April 10, 2006 to October 10, 2006. In early October 2006, the Korean Exchange Bank changed the terms of the line of credit to a loan at the same interest rate to be repaid in three monthly installments with the final payment due January 10, 2007. In late October 2006, the Kyongnam Bank extended the expiration date of the line of credit from October 28, 2006 to April 28, 2007 in exchange for an increase in the interest rate by 1%.

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

Related Party and Senior Secured Convertible notes outstanding at September 30, 2006 consist of the following:

Argyle Notes:

In 1998, we received $1,188,000 in cash in exchange for notes payable in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, and a Director. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all of our assets, although these notes are subordinated to the November 2004 Financing Senior Secured Convertible Notes described below. Both principal and interest are convertible into our common shares at $0.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

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

We paid interest payable on the Argyle notes by issuing 142,360 common shares with a market value of $354,476 in 2003, and 142,360 common shares with a market value of $800,063 in 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest payable on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,768 common shares, as a prepayment of interest payable on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of September 30, 2006, total prepaid interest on the Argyle notes for the period October 1, 2006 to December 31, 2008 is $2,603,549 with $1,157,133 classified as a current asset, and $1,446,416 classified as a non-current asset in the accompanying condensed consolidated balance sheets.

Non-cash interest expense includes $814,389 and $574,134 for the nine months ended September 30, 2006 and 2005 resulting from the beneficial conversion price of interest payable, which is convertible into common shares at $0.50 per share. This non-cash interest was computed as the excess of the market price of the shares issued for the interest over accrued interest payable.

At September 30, 2006, the carrying value of the Argyle notes totaled $1,188,000 representing the unpaid principal balance.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

November 2004 Financing:

On November 30, 2004, we completed a non-brokered private placement of $10 million of senior secured notes (the Senior Secured Convertible Notes). The Senior Secured Convertible Notes accrue interest at 10% per annum, payable quarterly in cash or our common shares at our option, if certain conditions are met, such as the availability of an effective registration statement pursuant to which resales may be made or the availability of Rule 144(k) for resale of the common shares underlying our Senior Secured Convertible Notes. The value of the shares for the purposes of calculating interest payments shall be equal to the 10-day trailing average of the volume weighted average prices of our common shares at the end of each quarterly interest period. The Senior Secured Convertible Notes are due November 30, 2007.

The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The Senior Secured Convertible Notes are senior to notes that we issued to Argyle, which, as noted above, is wholly owned by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director. The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea. However, the holders of our Senior Secured Convertible Notes have a pledge on SpatiaLight Korea’s shares. In addition, under the terms of the November 2004 Financing, we are prohibited from paying cash dividends.

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

If the holders of the Senior Secured Convertible Notes were entitled to call their notes (a) the entire $10 million debt obligation can become due and payable immediately, including the redemption premiums and liquidated damages, and (b) we would, in accordance with FAS 78, “Classification of Obligations That are Callable by the Creditor”, classify them as a current liability. We believe, however, that the alleged events of default of which Portside and Smithfield have given notice lack merit and would not entitle the noteholders to the remedies that they are seeking. Therefore, we believe it is not probable the noteholders would prevail in calling the Senior Secured Convertible Notes. As a result, in accordance with, FAS 5, “Accounting for Contingencies,” we have continued to classify the Senior Secured Convertible Notes as long-term obligations in our balance sheet at September 30, 2006. The redemption premium and liquidated damages of $1.5 million and approximately $0.6 million, respectively, have not been accrued in our consolidated financial statements as of December 31, 2005 included in our Annual Report on Form 10-K/A for our fiscal year then ended or in the condensed consolidated financial statements as of September 30, 2006 included in this Form 10-Q. We refer you to Note 1 of our Notes to consolidated financial statements contained in that Form 10-K/A report for additional information regarding the accounting treatment of the Senior Secured Convertible Notes.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in notes payable for the nine months ended September 30, 2006 is as follows:

	Balance at	Addition	Payment) or		Balance at
	December 31,	or New	Discount	Conversion to	September 30,
Debt Principal:	2005	Discount	Amortization	Equity	2006
Argyle note	$1,188,000	$-	$-	$-	$1,188,000
Senior Secured Convertible Notes	10,000,000	-	-	-	10,000,000
Senior Secured Convertible Notes
beneficial conversion feature	(100,060)	-	39,150	-	(60,910)
Reimbursement of investor's legal fees	(63,889)	-	25,000	-	(38,889)
Senior Secured Convertible Notes
AIR discount	(683,938)	-	268,830	-	(415,108)
Total	$10,340,113	$-	$332,980	$-	$10,673,093

Interest:
Accrued Argyle note 6%	$-	$53,460	$-	$(53,460)	$-
Argyle note beneficial interest	-	814,389	-	(814,389)	-
Senior Secured Convertible Notes 10%	84,932	744,991	(250,083)	(497,647)	82,193
Total	$84,932	$1,612,840	$(250,083)	$(1,365,496)	$82,193

 Non-cash interest expense is as follows:

	Nine months ended September 30,
	2006	2005
Amortization of Senior Secured Convertible Notes	$332,980	$332,980
Senior Secured Convertible Notes 10% interest paid in common stock	497,647	-
Amortization of Argyle note discount	-	11,000
Accrual of potential registration rights payment	-	234,000
Liquidated damages on the October 2005 and January 2006 financing	437,817	-
Beneficial conversion privileges of interest on Argyle note	814,389	574,134
Amortization of prepaid financing costs	47,574	34,463
Total non-cash interest expense	$2,130,407	$1,186,577

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in notes payable for the three months ended September 30, 2006 is as follows:

	Balance at	Addition	(Payment) or		Balance at
	June 30,	or New	Discount	Conversion to	September 30,
Debt Principal:	2006	Discount	Amortization	Equity	2006
Argyle note	$1,188,000	$-	$-	$-	$1,188,000
Senior Secured Convertible Notes	10,000,000	-	-	-	10,000,000
Senior Secured Convertible Notes
beneficial conversion feature	(73,960)	-	13,050	-	(60,910)
Reimbursement of investor's legal fees	(47,222)	-	8,333	-	(38,889)
Senior Secured Convertible Notes
AIR discount	(504,718)	-	89,610	-	(415,108)
Total	$10,562,100	$-	$110,993	$-	$10,673,093

Interest:
Accrued Argyle note 6%	$-	$17,820	$-	$(17,820)	$-
Argyle note beneficial interest	-	271,463	-	(271,463)	-
Senior Secured Convertible Notes 10%	82,193	245,593	-	(245,593)	82,193
Total	$82,193	$534,876	$-	$(534,876)	$82,193

Non-cash interest expense is as follows:

	Three months ended September 30,
	2006	2005
Amortization of Senior Secured Convertible Notes	$110,993	$110,993
Senior Secured Convertible Notes 10% interest paid in common stock	245,593	-
Accrual of potential registration rights payment	-	234,000
Beneficial conversion privileges of interest on Argyle note	271,463	271,463
Amortization of prepaid financing costs	15,858	14,937
Total non-cash interest expense	$643,907	$631,393

Note 8.  Issuance of Securities

Increase in Authorized Shares

On July 6, 2006, we filed an Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of New York that increased the number of shares of authorized common stock from 50 million to 100 million. Our shareholders approved the Amendment to the Certificate of Incorporation at our 2006 Annual Meeting held on June 28, 2006. A principle purpose for authorizing the additional shares was to allow for issuance of the shares pursuant to arrangements to fund working capital and other general corporate purposes.

Short-Swing Profits

Our Audit Committee determined that Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director failed to report the sale of an aggregate of 70,556 of our common shares in August 2005 and February 2006 at sales prices ranging from $5.30 to $3.00. Pursuant to Section 16 of the Exchange Act, in July 2006, Mr. Olins has filed the delinquent reports and disgorged $22,273 in “short swing profits” that he realized from the sales. These funds are recorded as an increase in additional paid in capital during the third quarter 2006.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Exercise of Stock Options and Warrants in the Three and Nine Months Ended September 30, 2006

No stock options were exercised during the three months ended September 30, 2006. During the first nine months of 2006, 50,000 common shares were issued upon the exercise of employee/director stock options. No warrants were exercised during the first nine months of 2006. Total cash received from option exercises for the nine months ended September 30, 2006 was $40,245.

Issuance of Shares, Stock Options and Warrants During the Nine Months ended September 30, 2006

On September 26, 2006, when the price of our common stock was $2.20, we sold 270,270 of our common shares in a private placement to certain institutional investors that have previously purchased our common shares in private transactions on several occasions and are currently shareholders of our Company. The purchase price of the common shares was $1.85 per share. The transaction included the issuance of warrants to purchase 89,189 common shares with an exercise price of $2.25 per share exercisable within five years from the date of issuance. We received $500,000 in gross proceeds, before issuance costs of $17,500, from the sale of these shares, which were used for working capital and other general corporate purposes. We are required under a registration rights agreement to file a registration statement for the resale of the shares within 30 calendar days from the closing date and have the registration statement declared effective no later than 90 calendar days after the closing date. The registration rights agreement provides that if we do not meet the above deadlines, we may be required to pay an amount equal to 2% of the aggregate purchase price or $10,000 as partial liquidated damages when each of these dates occur and an additional 1% for each month thereafter with no contractual maximum.

In accordance with EITF 00-19, and the terms of the above warrants, the fair value of the warrants at inception was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability will be reclassified to equity upon the effective date of the registration statement. The fair value of the warrants at inception, of $137,966, was calculated using the Black-Scholes option pricing model, using the following assumptions: stock price $2.20, exercise price $2.25, volatility 86%, risk free interest rate 4.56%, remaining contractual life 5 years and dividend yield of zero. On September 30, 2006, the fair value of the warrants was revalued and calculated at $129,279, using the Black-Scholes option pricing model, using the following assumptions: stock price $2.09, exercise price $2.25, volatility 86%, risk free interest rate 4.56%, remaining contractual life 5 years and dividend yield of zero. The decrease of $8,687 is reflected as a gain from revaluation of warrants in the consolidated statement of operations during the three and nine months ended September 30, 2006.

The emerging issues task force (“EITF”) is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19”. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and EITF 05-04, because the maximum potential liquidated damages as described above may be greater than the difference in fair values between registered and unregistered shares, the value of the common stock subject to registration should be classified as temporary equity until the registration statement becomes effective. Based on the above determination, the Company had classified the $344,534 value of common stock subject to registration (net of $17,500 issuance costs and warrants valued at $137,966) as temporary equity as of September 30, 2006 related to the September 2006 Financing.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On August 31, 2006, when the price of our common stock was $2.27, we issued 109,143 of our common shares in lieu of cash to the Senior Secured Notes for the payment of one quarter’s interest incurred from these notes. The holders of our notes provide that we can issue our common shares instead of making cash payments for interest at our option, as long as certain specified conditions are met. All of the specified conditions were met as of August 31, 2006.

On August 9, 2006, when the price of our common stock was $2.60, we issued 761,500 of our common shares in a private placement to an institutional investor (“August 2006 Financing”). The purchase price of the common shares was $2.25 per share. We received $1,713,375 in gross proceeds, before issuance costs, from the sale of these shares, which were used for working capital and other general corporate purposes. We paid $110,000 to our former Executive Vice President of Strategic Planning to facilitate this transaction, which were costs directly related to the transaction, and recorded as a reduction of the gross proceeds. We are required under a registration rights agreement to file a registration statement for the resale of the shares within 30 calendar days from the closing date and have the registration statement declared effective no later than 90 calendar days after the closing date. The registration rights agreement provides that if we do not meet the above deadlines, we may be required to pay an amount equal to 1.5% of the aggregate purchase price or $25,700 as partial liquidated damages when each of these dates occur and an additional $25,700 for every 30 days thereafter up to six month. After six months, the percentage increases to 2.5% or $42,800 for each additional 30 days. The institutional investor has waived any claim for liquidated damages based on the failure to file a registration statement within the time required until a reasonable time after the effectiveness of our universal shelf registration statement on Form S-3 (Registration No. 333-137100). As described above, we have classified the $1,603,375 value of common stock subject to registration (net of issuance costs) as temporary equity as of September 30, 2006 related to the August 2006 Financing.

Under the terms of the August 2006 Financing, we are obligated to prepare and file a registration statement which would allow the Company to offer and issue subscription rights to purchase a minimum of $20,000,000 of the Company’s common shares (the “Shelf Registration Statement”). In addition, Section 4.14 of the registration rights agreement required us to commence that subscription rights offering to its common shares if we did not successfully raise, within 30 days of the SEC declaring the Shelf Registration Statement effective (such 30th day being the “Additional Financing Deadline”), an additional $10,000,000 in financing through the sale of securities offered pursuant to the Shelf Registration Statement. On October 25, 2006, we entered an amendment to the terms of the August 2006 Financing that extends the Additional Financing Deadline if we raise at least $1,000,000 on or before the Additional Financing Deadline. The length of the extension depends on the amount of financing raised by us: if at least $1,000,000 is raised, then the Additional Financing Deadline is extended for an additional 30 days; if at least $5,000,000 is raised, then the Additional Financing Deadline is extended for an additional 60 days; and if at least $3,000,000, but less than $5,000,000, is raised, then the Additional Financing Deadline shall be extended for an additional number of days equal to 30 plus the product (rounded to the nearest integer) of (x) the fraction whose numerator is equal to the amount of money raised minus $3,000,000 and whose denominator is equal to $2,000,000, and (y) 30. In addition, the amendment to the agreement provides that if we raise between $5,000,000 and $10,000,000 by the Additional Financing Deadline, then we shall be required to raise, pursuant to the subscription rights offering required by Section 4.14, only an amount equal to the difference between $20,000,000 and such amount raised by the Additional Financing Deadline.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Because of our existing covenants with the holders of our Senior Secured Convertible Notes, which requires us to seek their consent before we agree to enter into additional material indebtedness, we will most likely try to raise the above-mentioned monies through the sale of additional common shares. We can offer no assurance that we will successfully raise the up-to-$10,000,000 mentioned above, nor can we offer an assurance that we will issue subscription rights to our shareholders in the future. At present, we are considering all of our options and have not definitively determined how or whether we will raise the additional up-to-$10,000,000 which would allow us to avoid our obligation to make an offering of subscription rights to purchase our common shares. In connection with the August 2006 Financing, we have also agreed, for a period of one year following the closing of the August 2006 Financing, to refrain from, directly or indirectly, offering or selling any debt security that is, at any time during the life of the debt security and under any circumstance, convertible into or exchangeable for our common shares, unless we receive prior written consent from a majority of the purchasers of the August 2006 Financing.

In the event we default upon the foregoing obligations, the purchasers of securities in our August 2006 Financing are entitled to contractual damages and may also request that we specifically perform our obligations under the purchase agreement giving rise to our obligations. At present, we are unable to quantify the amount of contractual damages to which the purchasers would be entitled, and we are unable to estimate the likelihood that a court would grant any purchaser’s application that we specifically perform our obligations.

In June 2006, when the price of our common stock was $2.59, we sold to certain institutional buyers, each of which is managed by Wellington Management Company, LLP, an aggregate of 601,000 of our common shares at a price per share of $2.80, for an aggregate purchase price of approximately $1,682,800. We made the sale pursuant to a post-effective amendment to a “shelf” registration statement on Form S-3 (File No. 333-122392), which was declared effective by the SEC before this transaction, and which was amended by a registration statement on Form S-3 MEF (File No. 333-134626) filed by us on May 31, 2006. As of the date of this filing, 5,150 of our common shares registered under these “shelf” registration statements remain. These funds were used for working capital and other general corporate purposes.

On May 31, 2006, when the price of our common stock was $3.06, we issued 81,665 of our common shares in lieu of cash to the Senior Secured Notes for the payment of one quarter’s interest incurred from these notes. The holders of our notes provide that we can issue our common shares instead of making cash payments for interest at our option, as long as certain specified conditions are met. All of the specified conditions were met as of May 31, 2006.

On April 7, 2006, when the price of our common stock was $ 3.89, we sold 750,000 of our common shares at a purchase price of $3.26 per share to three institutional purchasers. Those shares were registered in our Post-Effective Amendment No. 6 to a Form S-3 “shelf” registration statement (File Number 333-122392), as post-effectively amended through February 14, 2006. The purchase price for those common shares was $2,445,000 in the aggregate. The purchase price was based upon the five-day volume weighted average price of our common shares through April 6, 2006, discounted by five percent. We paid aggregate fees equal to $89,650 to persons who introduced us to the investors. These funds were used for working capital and other general corporate purposes.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 17, 2006, when the price of our common stock was $2.79, we sold 500,000 of our common shares at a purchase price of $2.18 per share to certain institutional investors. Those shares were included in our Post-Effective Amendment No. 6 to Form S-3 "shelf" registration statement (File No. 333-122392), as post-effectively amended through February 14, 2006. The purchase price was based upon the five-day volume weighted average price of our common shares through March 16, 2006, discounted by five percent. We received net proceeds of approximately $1.1 million, which were used for working capital and other general corporate purposes.

In mid-January 2006, when the price of our common stock ranged from $2.62 to $2.85, we issued and sold 1,300,000 of our common shares in a private placement to three institutional investors. The purchase price of the common shares was $2.62 per share. We received approximately $3.3 million in net proceeds from the sale of these shares, which were used for working capital and other general corporate purposes, including the repayment of certain short-term debt obligations. We were required under a registration rights agreement, to file a registration statement for the resale of the shares within 30 calendar days after January 12, 2006 and have the registration statement declared effective no later than 90 calendar days after January 12, 2006. The latter may be extended to no later than 120 calendar days if the registration statement is subject to review, comments or other actions by the SEC. As the registration statement was not filed by February 11, 2006 or declared effective prior to April 12, 2006, the registration rights agreement required us to pay an amount equal to 5% of the aggregate purchase price or $170,300 as partial liquidated damages when each of these dates occurred and an additional $170,300 for every 30 days thereafter up to six months. After six months, the percentage increases to 10% or $340,600 for each additional 30 days. We have included $329,602 as liquidated damages in non-cash interest expense from inception through May 12, 2006. The registration statement related to these shares was filed with the SEC on May 5, 2006 and was declared effective on May 12, 2006. Concurrent with the effectiveness of the registration statement, the investors of the January financing received an aggregate of 122,725 restricted shares in settlement of any and all liquidated damages. The shares were issued as follows: 57,725 restricted shares of our common stock were issued on May 18, 2006, when the market value of our shares was $3.12, resulting in an intrinsic value of $180,102; 65,000 restricted shares of our common stock were issued on June 30, 2006, when the market price of our shares was $2.30, resulting in an intrinsic value of $149,500. Of these shares, 57,725 were included in our Form S-3 Amendment No. 3 (Registration No. 333-137100) filed with the SEC on November 6, 2006. This registration statement has not yet been declared effective by the SEC.

As mentioned above, the emerging issues task force (“EITF”) is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19”. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company’s Own Stock,” and EITF 05-04, because the maximum potential liquidated damages as described above may be greater than the difference in fair values between registered and unregistered shares, the value of the common stock subject to registration should be classified as temporary equity until the registration statement becomes effective. Based on the above determination, the Company had classified the $3,333,950 value of common stock subject to registration as temporary equity as of March 31, 2006 related to the January 2006 Financing. Additionally, $1,026,374 related to our October 2005 equity financing continued to be classified as temporary equity at March 31, 2006. As the registration statements for both of these financings were filed and declared effective by the SEC during the second quarter of 2006, these amounts have been reclassified to and are included in equity at September 30, 2006.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On February 27, 2006, we filed a registration statement (File No. 333-132048) registering shares issued in our October 2005 financing. Because this registration statement was not filed by November 12, 2005, we may be required to pay $30,000 as liquidated damages to the investors as of November 12, 2005 and every thirty days thereafter through February 27, 2006. Additionally, since the registration statement was not declared effective by the SEC prior to January 12, 2006, we may be required to pay $30,000 as liquidated damages to the investors on January 12, 2006 and for every thirty days thereafter until April 18, 2006, the date of effectiveness for this registration statement. We have included $187,215 as liquidated damages in non-cash interest expense through June 30, 2006. Subsequent to March 31, 2006 and concurrent with the effectiveness of the registration statement, investors accounting for 25% of the invested amount in this transaction have waived their rights to any liquidated damages. In addition, in settlement of any and all liquidated damages, investors accounting for 50% of the invested amount in this transaction received an aggregate of 43,850 shares of our common stock on June 5, 2006, when the market price of our stock was $2.77, resulting in an intrinsic value of $121,465. These shares were included in our amended registration statement on Form S-3 MEF (File No. 333-134626) filed by us on May 31, 2006.

Stock-based compensation, included in selling, general and administrative expenses, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Options granted to employees and directors	$184,797	$5,500	$1,829,790	$22,000
Warrants issued for services	-	73,387	-	164,187
	$184,797	$78,887	$1,829,790	$186,187

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9.  Segment Information and Significant Customer Information

Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying condensed consolidated financial statements of operations. Therefore, we have determined that we operate in a single business segment. All of our assets are located at our facility in the United States at September 30, 2006, except for the following:

Korea
Cash	$251,051
Accounts receivable	270,612
Prepaid expenses	140,632
Deposits	13,923
Building, net	4,422,385
Machinery and manufacturing equipment, net	779,535
Office furniture and fixtures, net	100,129
Other equipment and instruments, net	850,660
Inventory, net	279,071
$7,107,998

The following table summarizes our product revenue percentages for the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30,
	2006	2005
LCoS (T-3) sets	96%	73%
LCoS (T-1) sets	-	5%
Light engine display units	-	1%
Other (primarily supporting electronics)	4%	21%
Total	100%	100%

Of our total revenue in 2006, 96% was derived from the sales of our LCoS Sets and supporting electronics to LG Electronics, a customer located in South Korea. LG Electronics made up 100% of our accounts receivable balance at September 30, 2006.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10.    Inventory, net

Inventory consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Raw materials	$937,287	$796,770
Work-in-progress	68,246	17,043
Finished goods	96,945	294,287
	1,102,478	1,108,100
Inventory reserve	(793,810)	(351,377)
Total inventory, net	$308,668	$756,723

Note 11.    Management Changes

On June 13, 2006, Theodore H. Banzhaf resigned as our Executive Vice President of Strategic Planning and as President and Chief Executive Officer of SpatiaLight Technologies, Inc., a non-active wholly owned subsidiary, effective immediately. Mr. Banzhaf’s vested options to purchase 265,000 common shares of the Company awarded pursuant to his Time Accelerated Restricted Stock Award Plan expired on September 13, 2006. Pursuant to a General Release contract between Mr. Banzhaf and us, Mr. Banzhaf received his current salary through September 9, 2006.

JeWon Yeun resigned as our President of SpatiaLight Korea, effective May 31, 2006.

Note 12.    Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is intended to be applied in conjunction with other accounting pronouncements that require or permit fair value measurements. Although FAS 157 does not require any new fair value measurements, its application may change current practice for some entities. The definition of fair value contained in FAS 157 retains the exchange price notion inherent in earlier definitions of fair value. FAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Accordingly, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, FAS 157 prescribes that a fair value measurement be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). FAS 157 clarifies that market participant assumptions include, among other considerations, assumptions about risk, about the effect of a restriction on the sale or use of an asset and about the effect of credit risk (credit standing) on the fair value of a liability. FAS 157 expands disclosures about the use of fair value to measure assets and liabilities, and particularly the inputs used to measure fair value, in interim and annual periods subsequent to initial recognition. This statement is effective for fiscal years beginning after November 15, 2007.  We have not yet determined what impact this statement will have on our results of operations or financial position.

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

Audit Committee Investigations

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

The Audit Committee delivered its report, dated October 31, 2005, to our former Chief Executive Officer, Robert A. Olins. The Report concluded that the evidence does not support a finding that any of our employees included the unauthorized BDO consents in the amendments to the Registration Statements referred to above with fraudulent intent or with specific knowledge that BDO Seidman had not authorized the filing of these consents. It concluded that the evidence was consistent with our inclusion of the consents due to lack of communication, a series of misunderstandings and/or a failure of inquiry. As to Mr. Olins, the Report concluded that the Audit Committee found no evidence that Mr. Olins was informed that BDO Seidman had not authorized the filing of these consents. However, it also found no evidence that Mr. Olins inquired or determined whether BDO Seidman had in fact authorized inclusion of the consents in these filings. The Audit Committee Report determined that Mr. Olins, as our Chief Executive Officer, did not exercise sufficient diligence in supervising the filing of the amendments to the Registration Statements, that this was a particularly serious failing in light of the SEC having highlighted the need for consents from BDO Seidman, and that as CEO he bears responsibility for the filings. The Audit Committee also stated its belief that, throughout the process of preparing and filing the amendments to the Registration Statements, Mr. Olins acted with our best interests and the best interests of our shareholders in mind, and that his lack of diligence was not motivated by self-interest and that nothing related to this incident personally benefited him financially.

The Audit Committee recommended three remedial actions. It concluded that the membership of the Board of Directors should be supplemented with a financial expert within the meaning of SEC rules. It also concluded that we must improve our corporate governance and disclosure controls, including hiring a full-time Chief Financial Officer and a Controller (who can be the same person). It further concluded that by reason of Mr. Olins' responsibility as CEO for supervision of corporate filings, he should reimburse us for the sum of $50,000, a portion of the costs incurred by us by reason of the unauthorized BDO Seidman consents and the resulting inquiries. In compliance with the Audit Committee Report, in December 2005, Mr. Olins made the $50,000 payment to reimburse the Company. To date, our Board of Directors has not been supplemented with a financial expert and we have not hired a fulltime CFO or Controller although on April 28, 2006, we hired a part-time Director of Accounting and Finance.

As previously reported in our Quarterly Report on Form 10-Q filed with the SEC on August 9. 2006, our Audit Committee, with the assistance of independent legal counsel, conducted an investigation and review of transactions in the Company’s shares by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director and determined that he failed to report the sale of an aggregate of 70,556 of our common shares in August 2005 and February 2006 at sales prices ranging from $5.30 to $3.00. The Audit Committee determined that there was no indication that Mr. Olins had access to material undisclosed information at the time of the transactions, that there was no intention to engage in the distribution of our securities without registration, and that the number of shares involved was insignificant. Pursuant to Section 16 of the Exchange Act, in July 2006, Mr. Olins filed the delinquent reports and disgorged $22,273 in “short-swing profits” that he realized from the sales.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

SEC Investigations

We have been advised by the Staff of the SEC that the Staff is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO consent and transactions in our securities by Mr. Olins and an entity he controls. We have received and responded to a request for all information relating to transactions in our securities by Mr. Olins and the entity he controls. We have been cooperating with the Staff with respect to this matter but are not aware of any violations of the securities laws except as set forth under “Audit Committee Investigations” above. At this date, we cannot determine whether we or our management will be adversely affected by these investigations.

Other matters

Following the filing in July 2005 of amendment number 6 to the Financing Registration Statement and amendment number 4 to the Shelf Registration Statement, which contained the unauthorized consents referred to above, the Staff of the SEC declared both of the registration statements effective. In August 2005, we filed post-effective amendments number 1 to both of these registration statements (those post-effective amendments were subsequently withdrawn and replaced by additional post-effective amendments), which disclosed the filing of the unauthorized consents.

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

At present, we are unable to ascertain the exact amount of damages, if any, to which we could potentially be subject under a Section 11 claim instituted by any persons who directly purchased shares pursuant to those registration statements. Furthermore, at this date, we cannot ascertain the amount of damages, if any, for which we could be liable for claims instituted by any subsequent purchasers who could trace the shares purchased by them to those registration statements. In August 2005, we sold 500,000 common shares to three institutional purchasers for $5.40 per share pursuant to the “shelf” registration statement referenced herein. Each of those investors has since represented to us in writing, in connection with a separate transaction, that they have disposed of all of those shares. One of those institutional investors has represented to us that it sold those shares at a sale price at or higher than its purchase price from us. We believe, based upon discussions with the other two investors, that they sold their shares at a sale price of not lower than $4.25 per share. Therefore, we believe that our maximum damages pursuant to Section 11 claims from direct purchasers, which we would fully contest, would be $391,000, or the difference between the two investor’s purchase price and lowest believed resale price, multiplied by the 340,000 shares that they purchased and then resold.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to any damage claims, which may be material to our financial condition, any lawsuit alleging securities law violations could require us to expend significant financial and managerial resources.

Note 14.    Subsequent Events

Management changes

On November 3, 2006, Robert A. Olins resigned as our Chief Executive Officer and a Director, effective immediately.

On November 3, 2006, the Company’s Board of Directors elected Don S. Suh, 49, as the Company’s Chief Executive Officer, replacing Robert A. Olins. For the past two years, Mr. Suh served as the Company’s Senior Vice President of Sales and Marketing. Formerly, he was a senior executive at LG Electronics in the United States, Asia and Europe.

In addition to the appointment of Don Suh, the Company announced the appointment of David F. Hakala, 54, as Chairman of the Board of Directors, replacing Lawrence Matteson who will remain on the Board through December 31, 2006. Dr. Hakala was also appointed as the Principal Financial and Accounting Officer. Dr. Hakala will continue in the capacity as Chief Operating Officer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in Part II Item 1A and those discussed in the Company’s Annual Report on Form 10-K/A - Amendment No. 1 as filed with the U.S. Securities and Exchange Commission on April 11, 2006 and the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 9, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of our condensed consolidated financial condition as of September 30, 2006, and our results of operations for the three and nine months ended September 30, 2006 and 2005. The following should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

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

Status of Business with LG Electronics, Inc.

In July 2004, we entered into an agreement with LG Electronics (filed as Exhibit 10.3 to the quarterly report on Form 10-Q for the period ended June 30, 2006), providing for us to sell our T-3 LCoS Sets to LG Electronics. There have been a number of subsequent modifications to our arrangements with LG Electronics, most significantly with respect to a number of product specifications, as well as in timing of deliveries and quantities. The changes in the timing of deliveries and quantities to be delivered were, in part, a result of our attempts to respond to these product specification change requests and agreements.

In August 2005, we received a firm purchase order from LG Electronics for its purchase from us of an aggregate minimum quantity of 9,300 LCoS Sets for the period July through December 2005, thereby reducing the initial purchase commitment set forth in our July 2004 agreement. We subsequently agreed with LG Electronics, through a series of communications, that the initial purchase order for 9,300 LCoS Sets could be filled over a period of time that would extend beyond April 2006. We currently expect that we will be able to fulfill the initial order for 9,300 LCoS Sets during the first quarter of 2007, although there can be no assurance that deliveries will be fulfilled if we encounter further manufacturing difficulties, if LG Electronics takes them at a lower rate, if product specifications change further, or if adequate financing cannot be obtained to support on-going material acquisition.

We have been delivering a limited quantity of production LCoS Sets to LG Electronics since July 2005, but our delivery ramp up has been slower and more inconsistent than expected due to LG Electronics’ product specification changes, problems that we have experienced with increasing our manufacturing volumes, and 100% product testing. Recent performance has improved with elimination of the 100% testing, increases in product delivery quantities and improvements in day to day production consistency. See “Manufacturing of LCoS Sets” in this section for a more detailed discussion of our manufacturing difficulties and our attempts to resolve these matters.

LG Electronics commenced an initial consumer market rollout in Australia of a limited quantity of 71-inch LCoS televisions incorporating our LCoS Sets during the first quarter of 2006. The LG Electronics 71” LCoS television has received very positive feedback in Australia. LG Electronics communicated to its U.S. distributors in the first quarter of 2006 that it had postponed its plans to introduce its 71” and 62” LCoS televisions into the U.S. marketplace. LG Electronics has attributed this postponement to uncertainty regarding the timetable for the availability of sufficiently large supplies of our LCoS Sets to enable a significant product launch. We believe that delays in LG Electronics’ initial product rollouts have been based upon revisions to our delivery schedule caused by LG Electronics’ product specification changes and our problems in ramping up production that have occurred over time. However, our recent production deliveries to LG Electronics have been of acceptable quantity and quality. Based on these and other factors, LG Electronics has informed us that if our deliveries of LCoS Sets in August are of similar quality and quantity as we have delivered in June and July, LG Electronics will be able to make a U.S. launch possibly as early as the fourth quarter of 2006. LG Electronics has also advised us that it intends LCoS product rollouts into the South Korean consumer market thereafter. In our manufacturing process we have recently made a transition from 100% testing of certain characteristics to sample testing. This removes a bottleneck that will facilitate the production ramp up.

In 2005 and the first nine months of 2006, the majority of our product deliveries, which were in small quantities, were made to LG Electronics. Based upon our arrangements with LG Electronics and our current expectations, it is likely that the majority of our anticipated future product deliveries for the remainder of 2006 will be made to LG Electronics as well. The loss of LG Electronics as a customer or further significant delays in our delivery schedule to LG Electronics could materially harm our future sales and results of operations; and our substantial dependence on one customer is subject to risks set forth under the heading “Business Risks and Uncertainties” in Part II Item 1A.

Status of Business in Taiwan

To date, we have delivered limited quantities of our T-3 LCoS Sets to our Taiwanese customer, ThinTek Optronics Corporation. A substantial portion of these product deliveries took place in 2005 and the first quarter of 2006. ThinTek has ordered quantities sufficient for pilot programs and sample products, but not enough to enable them to launch mass production of LCoS high definition televisions. On July 19, 2006, one of the parent organizations to ThinTek, United Microdisplay Optronics (UMO), announced that it was acquiring ThinTek. The acquisition was effective October 1, 2006. We understand that as part of this acquisition, ThinTek’s and UMO’s business models are under evaluation. Although we have continuing business relationships with customers and prospective customers in Taiwan, including ThinTek, we cannot provide assurance concerning the quantities of our products that we will sell to ThinTek and other prospective Taiwanese customers in the future.

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

We are currently providing sample product to Jiangxi Greatsource Display Tech Co., Ltd. (KHD), a Chinese manufacturer of LCoS light engines and televisions that has received significant financing from the Chinese government. We have recently supported KHD pilot evaluation runs with our personnel at their plant in China. Assuming that KHD’s plans and projections come to fruition, we believe that KHD could develop into a significant customer for us within the next year. However, our development efforts with KHD have not yet resulted in a purchase order for production volumes.

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

Manufacturing of LCoS Sets

We completed construction of our South Korean manufacturing facility in January 2005. This facility serves as our central commercial manufacturing base. The facility began limited production of products for commercial sale in the second quarter of 2005. The facility is designed with the capacity, on full employment, to produce up to 28,000 LCoS Sets per month. The facility has been designed with potential for expansion to a capacity of 120,000 LCoS Sets per month in several expansion phases. We believe that the facility can be expanded in an efficient manner in the event that such expansion becomes necessary based upon increased or perceived increased demand for our products from our customers.

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

At this time, we are focused on manufacturing the T-3 LCoS Set model, which has a 1920 pixels by 1080 pixels configuration. We are exclusively focusing on manufacturing the T-3 model of our LCoS Sets because we believe that the market demand for this higher resolution product will be significantly greater than our earlier T-1 LCoS Set model, which only had a 1280 by 960 pixels configuration.

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

In the market place, whether plasma or DLP televisions, prices are decreasing rapidly. For this reason, in addition to the above-mentioned activities, we are focused on designing and developing a more cost effective model (T-4) to remain competitive.

Audit Committee Investigations

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

The Audit Committee delivered its report, dated October 31, 2005, to our former Chief Executive Officer, Robert A. Olins. The Report concluded that the evidence does not support a finding that any of our employees included the unauthorized BDO consents in the amendments to the registration statements referred to above with fraudulent intent or with specific knowledge that BDO Seidman had not authorized the filing of these consents. It concluded that the evidence was consistent with our inclusion of the consents due to lack of communication, a series of misunderstandings and/or a failure of inquiry. As to Mr. Olins, the Report concluded that the Audit Committee found no evidence that Mr. Olins was informed that BDO Seidman had not authorized the filing of these consents. However, it also found no evidence that Mr. Olins inquired or determined whether BDO Seidman had in fact authorized inclusion of the consents in these filings. The Audit Committee Report determined that Mr. Olins, as our Chief Executive Officer, did not exercise sufficient diligence in supervising the filing of the amendments to the registration statements, that this was a particularly serious failing in light of the SEC having highlighted the need for consents from BDO Seidman, and that as CEO he bears responsibility for the filings. The Audit Committee also stated its belief that, throughout the process of preparing and filing the amendments to the registration statements, Mr. Olins acted with our best interests and the best interests of our shareholders in mind, and that his lack of diligence was not motivated by self-interest and that nothing related to this incident personally benefited him financially.

The Audit Committee recommended three remedial actions. It concluded that the membership of the Board of Directors should be supplemented with a financial expert within the meaning of SEC rules. It also concluded that we must improve our corporate governance and disclosure controls, including hiring a full-time chief financial officer and a controller (who can be the same person). It further concluded that, by reason of Mr. Olins’ responsibility as CEO for supervision of corporate filings, he should reimburse us for the sum of $50,000, a portion of the costs incurred by us by reason of the unauthorized BDO Seidman consents and the resulting inquiries. In compliance with the Audit Committee Report, in December 2005, Mr. Olins made the $50,000 payment to reimburse the Company. To date, our Board of Directors has not been supplemented with a financial expert and we have not hired a fulltime chief financial officer or controller, although on April 28, 2006, we hired a part-time Director of Accounting and Finance.

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

As previously reported in our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2006, our Audit Committee, with the assistance of independent counsel, conducted an investigation and review of transactions in the Company’s shares by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director and determined that he failed to report the sale of an aggregate of 70,556 of our common shares in August 2005 and February 2006 at sales prices ranging from $5.30 to $3.00. The Audit Committee determined that there was no indication that Mr. Olins had access to material undisclosed information at the time of the transactions, that there was no intention to engage in the distribution of our securities without registration, and that the number of shares involved was insignificant. Pursuant to Section 16 of the Exchange Act, in July 2006, Mr. Olins filed the delinquent reports and disgorged $22,273 in “short-swing profits” that he realized from the sales.

SEC Investigations

We have been advised by the Staff of the SEC that the Staff is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO consent and transactions in our securities by Mr. Olins and an entity he controls. We have received and responded to a request for all information relating to transactions in our securities by Mr. Olins and the entity he controls. We have been cooperating with the Staff with respect to these matters but are not aware of any violations of the securities laws except as set forth under “Audit Committee Investigations” above. At this date, we cannot determine whether we or our management will be adversely affected by these investigations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had approximately $0.3 million in cash and cash equivalents, an increase of approximately $0.2 million from the December 31, 2005 balance of approximately $43,000. Our net working capital deficiency at September 30, 2006 was approximately $2 million compared to approximately $2.3 million at December 31, 2005.

Net cash used in operating activities totaled approximately $2.4 million and $2.3 million for the three months ended September 30, 2006 and 2005, respectively and approximately $10.1 million and $7.8 million for the nine months ended September 30, 2006 and 2005, respectively. Cash used in operating activities increased for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 primarily due to increased operations in our South Korean manufacturing facility. This facility became fully operational in late 2005.

Net cash used in investing activities totaled approximately $0.2 million and $0.4 million for the three months ended September 30, 2006 and 2005, and approximately $0.5 million and $3.9 million for the nine months ended September 30, 2006 and 2005, respectively. Cash used in investing activities during 2005 were related to building our South Korean manufacturing facility, whereas cash used in investing activities in 2006 were primarily related to purchases of equipment used in our South Korean facility. The building activities were completed during 2005.

Net cash provided by financing activities in the three months ended September 30, 2006 and 2005 were approximately $2.4 million and $3.0 million, respectively, and approximately $10.9 million and $3.3 million for the nine months ended September 30, 2006 and 2005, respectively. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares in mid-January 2006, at a purchase price of $2.62 per share, and approximately $1.1 million that we received from the sale of 500,000 shares sold on March 17, 2006, at a purchase price of $2.18 per share. We borrowed an additional approximately $1.4 million on our lines of credit with South Korean banks during the first quarter of 2006, which was repaid early in the second quarter of 2006. In the second quarter of 2006, cash was primarily provided by the net proceeds of approximately $2.4 million that we received from the sale of 750,000 of our common shares on April 7, 2006 at a purchase price of $3.26 per share and approximately $1.6 million that we received from the sale of 601,000 of our common shares on June 6, 2006 at a purchase price of $2.80 per share. In the third quarter of 2006, cash was primarily provided by the net proceeds of approximately $1.6 million that we received from the sale of 761,500 of our common shares on August 9, 2006 at a purchase price of $2.25 and net proceeds of approximately $482,500 that we received from the sale of 270,270 of our common shares with warrants on September 26, 2006 at a purchase price of $1.85 per share.

We expect to meet our immediate cash needs and fund our immediate working capital requirements with the following sources: cash payments from our customers; the exercises of stock options and warrants; and additional sales of our common shares. There can be no assurances with respect to these potential sources. If we are unable to obtain additional funds on reasonable terms, we may be unable to continue our operations at current levels beyond November 2006, or at all.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005

Revenue.  We recognized revenue of approximately $298,000 and $58,000 during the quarters ended September 30, 2006 and 2005, respectively. The increase of $240,000 or over four times that of the previous period reflects recent reduced bottlenecks from our manufacturing facility in South Korea, which benefited from our previously announced transition in August 2006 to quality control sampling rather than 100% test of each production unit for certain characteristics. Revenue in both periods was derived primarily from sales of LCoS Sets to LG Electronics.

The following table summarizes our sales revenue by product for the third quarter 2006 and 2005.

	Three months ended September 30,
	2006	2005
LCoS (T-3) sets	100%	62%
Other (primarily supporting electronics)	-	38%
Total	100%	100%

Revenue from one customer, LG Electronics, accounted for 100% and 61% of our total revenue for the three months ended September 30, 2006 and 2005, respectively. The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost expected revenue in a timely manner could harm our sales or results of operations.

Gross Margin. Gross margin decreased from approximately $1,000 during the third quarter of 2005 to negative gross margin of approximately $1,367,000 during the third quarter 2006. The third quarter of 2006 includes the costs to operate our South Korean manufacturing facility. We were in the process of building this facility during the third quarter of 2005 but had no operational expenses related to it. Until the plant output and associated sales reach the manufacturing break-even volume, which we cannot assure, we will continue to experience negative gross margins.

Selling, general and administrative costs. Cash-based selling, general and administrative costs were approximately $1,733,000 and $1,657,000 during the three months ended September 30, 2006 and 2005, respectively, an increase of $76,000 or 5%. Significantly contributing to the increase were increased legal and audit fees of approximately $263,000 and $72,000, respectively, primarily related to the routine review of our registration statements on Forms S-3 as well as involvement with the ongoing SEC investigation. $125,000 of the increase relates to a severance agreement pursuant to the resignation of Mr. Fabian, our former Assistant Vice President of Business and Legal Affairs and Corporate Counsel. Additional increases were due to increased administrative expenses in our South Korean facility. Offsetting these increases were reductions of approximately $403,000 or approximately 30% in wages and benefits due to an approximately 30% reduction in headcount.

Stock-based compensation included in selling, general and administrative costs. Stock-based compensation was approximately $185,000 and $79,000 for the three months ended September 30, 2006 and 2005, respectively. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation. Expenses in the third quarter of 2005 included the value of a warrant issued for investor relation services as well as expense related to stock options issued to an employee in 2003 at an exercise price lower than the fair market value of the stock on the date of grant expensed over the vesting period.

Research and development costs. Research and development costs were approximately $270,000 and $1,081,000 in the three months ended September 30, 2006 and 2005, respectively, a decrease of $811,000 or 75%. During the third quarter of 2005, significant effort was expended on developing the LCoS Sets to meet LG Electronics’ new specifications as well as ramping up the South Korean plant to prepare for commercial scale production. These efforts neared completion towards the end of 2005, resulting in reduced expenses during the third quarter of 2006.

Interest expense. Interest expense for the three months ended September 30, 2006 decreased approximately $231,000 from $271,000 during third quarter 2005 to $40,000 for the third quarter 2006. Approximately $246,000 of the decrease is due to issuing our common shares in lieu of cash to the Senior Secured Noteholders for the payment of one quarter’s interest. The decrease is partially offset by interest incurred on the short-term South Korean debt facilities. No comparable facilities existed during the third quarter of 2005.

Non-cash interest expense.  Non-cash interest expense was approximately $644,000 and $631,000 for the three months ended September 30, 2006 and 2005, respectively. Non-cash interest expense includes expense associated with the amortization of the beneficial conversion price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, Principal Financial and Accounting Officer and a Director. The beneficial conversion interest represents the excess value of the shares received or receivable at the market price on the date of receipt over the $0.50 per share conversion price. Also included in non-cash interest expense is the amortization of note discounts and note financing costs of the Senior Secured Convertible Notes. Approximately $246,000 of increase in the three months ended September 30, 2006 as compared to the same period in 2005 relates to the issuance of our common shares in lieu of cash to the Senior Secured Noteholders for the payment of one quarter’s interest. This increase is partially offset by an accrual in the third quarter of 2005 of approximately $234,000 relating to potential liquidated damages in connection with the registration rights agreement entered into as part of the November 2004 Financing. The above-mentioned liquidated damages accrual was reversed in the fourth quarter of 2005 due to our belief that no liquidated damages are owed. Please refer to footnote 7 in the unaudited condensed consolidated financial statements for further details.

Nine months ended September 30, 2006 and 2005

Revenue.  We recognized revenue of approximately $443,000 and $197,000 during the nine months ended September 30, 2006 and 2005, respectively. The increase of $246,000 or nearly 1.25 times that of the previous period reflects recent reduced bottlenecks from our manufacturing facility in South Korea, which benefited from previously announced transition in August 2006 to quality control sampling rather than 100% test of each production unit for certain characteristics. Revenue in both periods was derived primarily from sales of LCoS Sets to LG Electronics.

The following table summarizes our sales revenue by product for the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30,
	2006	2005
LCoS (T-3) sets	96%	73%
LCoS (T-1) sets	-	5%
Light engine display units	-	1%
Other (primarily supporting electronics)	4%	21%
Total	100%	100%

Revenue from one customer, LG Electronics, accounted for 96% and 73% of our total revenue for the nine months ended September 30, 2006 and 2005, respectively. The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost expected revenue in a timely manner could harm our sales or results of operations.

Gross Margin. Negative gross margin increased from approximately $19,000 during the first three quarters of 2005 to negative gross margin of approximately $4,373,000 during the first three quarters of 2006. The first three quarters of 2006 includes the costs to operate our South Korean manufacturing facility. We were in the process of building this facility during the first three quarters of 2005 but had no operational expenses related to it. Until the plant output and associated sales reach the manufacturing break-even volume, which we cannot assure, we will continue to experience negative gross margins. Additionally, cost of revenue during the first three quarters of 2006 includes a reserve of approximately $442,000, which was recorded to reserve the remaining value of our T-1 LCoS Set inventory and light engine inventory. We believe there are still opportunities to sell both products, but we have shifted our focus to the manufacture and sale of our T-3 LCoS Set products. We are not currently manufacturing either the T-1 LCoS Set or the light engine products and their sales were minimal during 2005.

Selling, general and administrative costs. Cash-based selling, general and administrative costs were approximately $5,623,000 and $5,136,000 during the nine month periods ended September 30, 2006 and 2005, respectively, an increase of $487,000 or 9%. Significantly contributing to the increase were increased legal and audit fees of approximately $838,000 and $52,000, respectively, primarily related to the routine review of our registration statements on Forms S-3, our Annual Report on Form 10-K for the year ended December 31, 2005, our quarterly reports on Form 10-Q as well as involvement with the ongoing SEC investigation. Additionally, $125,000 of the increase relates to a severance agreement pursuant to the resignation of Mr. Fabian, our former Assistant Vice President of Business and Legal Affairs and Corporate Counsel. We also incurred increased recruiting expense of $99,000 and public relations expense of $85,000. Offsetting these increases were reductions of approximately $414,000 or approximately 30% in wages and benefits due to an approximately 30% reduction in headcount. Additional reductions were recorded in travel, shipping, insurance, consulting and supplies and tools expense in the aggregate of approximately $298,000 due to reduced expenditures incurred in getting our manufacturing facility in South Korea operational.

Stock-based compensation included in selling, general and administrative costs. Stock-based compensation was approximately $1,830,000 and $186,000 in the nine months ended September 30, 2006 and 2005, respectively. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation. Expenses in the first three quarters of 2005 included the value of two warrants issued for sales and investor relation services as well as expense related to stock options issued to an employee in 2003 at an exercise price lower than the fair market value of the stock on the date of grant expensed over the vesting period.

Research and development costs. Research and development costs were approximately $923,000 and $2,740,000 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $1,817,000 or 66%. During the first three quarters of 2005, significant effort was expended on developing the LCoS Sets to meet LG Electronics’ new specifications as well as ramping up the South Korean plant to prepare for commercial scale production. These efforts neared completion towards the end of 2005, resulting in reduced expenses during the first three quarters of 2006.

Interest expense. Interest expense for the nine months ended September 30, 2006 decreased approximately $451,000 or 56% from $806,000 during the first three quarters of 2005 to $355,000 for the first three quarters of 2006. Approximately $498,000 of the decrease is due to issuing our common shares in lieu of cash to the Senior Secured Noteholders for the payment of two quarters’ interest. The decrease is partially offset by interest incurred on the short-term South Korean debt facilities. No comparable facilities existed during the first three quarters of 2005.

Non-cash interest expense.  Non-cash interest expense was approximately $2,130,000 and $1,187,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $943,000 or 79%. Non-cash interest expense includes expense associated with the amortization of the beneficial conversion price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, Principal Financial and Accounting Officer and a Director. The beneficial conversion interest represents the excess value of the shares received or receivable at the market price on the date of receipt over the $0.50 per share conversion price. Also included in non-cash interest expense is the amortization of note discounts and note financing costs of the Senior Secured Convertible Notes. Approximately $498,000 of increase in the nine months ended September 30, 2006 as compared to the same period in 2005 primarily relates to the issuance of our common shares in lieu of cash to the Senior Secured Noteholders for the payment of two quarters’ interest. Additionally, approximately $438,000 of the increase relates to liquidated damages in connection with the registration rights agreement entered into as part of the October 2005 Financing and the January 2006 Financing. This increase is partially offset by an accrual in the third quarter of 2005 of approximately $234,000 relating to potential liquidated damages in connection with the registration rights agreement entered into as part of the November 2004 Financing. The above-mentioned liquidated damages accrual was reversed in the fourth quarter of 2005 due to our belief that no liquidated damages are owed. Please refer to footnote 7 in the unaudited condensed consolidated financial statements for further details.

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

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash accounts and our lines of credit in South Korea. We invest excess cash and cash equivalents in a checking account or money market account with reputable banks both in the United States and South Korea. Our cash accounts in the United States are not FDIC or otherwise insured, to the extent that the accounts exceed $100,000; and our cash accounts in South Korea are not insured. As of September 30, 2006, our cash and cash equivalents totaled approximately $281,000. Short term debt under our South Korean lines of credit totaled approximately $830,000 at September 30, 2006.

Foreign Currency Risk. We are exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiary into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiary's financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income or loss. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. When appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We may use hedging programs in the future and may use currency forward contracts, currency options and/ or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of September 30, 2006, we had no hedging contracts. During the first nine months of 2006, the foreign currency transaction gains, realized and unrealized, were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2006, management of our Company, under the supervision of our principal executive and financial officer (CEO), evaluated (the Controls Evaluation) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls).

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

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures. As of September 30, 2006, our CEO conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s CEO, to allow timely decisions regarding required disclosure. Based on his evaluation, as described in Item 9A “Controls and Procedures” in our Annual report on Form 10-K/A filed with the SEC on April 11, 2006, the CEO has concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. Among other weaknesses identified in our disclosure controls and procedures, our policy for monitoring sales of common shares by our employees, officers and directors does not provide a means for independent review and approval of sales of common shares by our CEO and our process of determining the securities beneficially owned by our officers and directors does not provide adequate assurance that all shares beneficially owned by our officers and directors are accurately reported to us.

Changes in Internal Controls

Except as noted below, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On October 10, 2006, the Board of Directors adopted an updated the Audit Committee Charter, adopted a Compensation Committee Charter and ratified the Disclosure Committee Charter.

On September 6, 2006, the Board of Directors adopted our updated Corporate Code of Business Conduct and Ethics. The updated Code included, among other changes, the requirement for an annual certification by all employees of compliance with the code. We have subsequently received certifications from our employees.

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

Our Chief Operating Officer and our Director of Accounting and Finance have been closely reviewing the financial statements of SpatiaLight Korea, which are prepared by a third party. This partially mitigates the previously disclosed lack of sufficient control over the existence, completeness and accuracy over account balances in the close process of our facility in South Korea. Additionally, we have implemented information technology controls and procedures that will likely prevent unauthorized access to the accounting and financial systems used in the US, and ensure that the accounting and financial records are recoverable in the event of a disaster.

PART II.  OTHER INFORMATION

ITEM 1    Legal Proceedings

None. See our discussion of the SEC investigation being conducted, which is described under “Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview U.S. Securities and Exchange Commission Investigation and Related Matters.”

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

As of the date hereof, we have very limited financial resources and will be unable to continue operations beyond November 2006 unless we obtain significant additional financing. Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of capital in the future. In order to remain competitive, we must continue to make significant investments including further investments in research and development, equipment, and expansion of our facilities and production activities. Our $10,000,000 of Senior Secured Convertible Notes, issued in November 2004, are scheduled to mature on November 30, 2007. The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The last sale price of our common shares on Nasdaq on November 6, 2006, was $2.10 per share. Unless the Noteholders decide to convert their notes prior to November 30, 2007, then we will be required to repay to the Noteholders the entire $10,000,000 principal amount of the notes on that maturity date.

Taking into account our current financial condition, we will require significant additional financing to satisfy our increasing working capital requirements in 2006 and thereafter. The report of our independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP, included in our Annual Report on Form 10-K/A filed with the SEC on April 11, 2006, raised substantial doubt with respect to our ability to continue as a going concern.

In the past, we have maintained our financial condition and liquidity primarily through private sales of our common shares (both registered and unregistered), convertible note financing, and the payment of exercise prices on our warrants and options. We have no assurance that outstanding stock options and warrants will be exercised in the future to any significant extent. Reliance on private equity purchase agreements and public offerings and exercises of derivative securities to finance our current and future operations entails the additional risks of our inability to sell our common shares or other securities and an insufficient number of derivative securities being exercised owing to the prevailing market prices of our underlying common shares. Additionally, any additional sales of our common stock may have a dilutive effect on the value of our outstanding shares. In the event that we are unable to obtain further financing on satisfactory terms, or at all, or if we are unable to generate sales sufficient to offset our costs, or if our costs of development and operations are greater than we anticipate, we may be unable to increase the size of our business at the rate desired or may be required to delay, reduce, or cease certain or all of our operations, any of which could materially harm our business and financial results.

Certain of the holders of the Senior Secured Convertible Notes issued by us in November 2004 have made claims of default.

As previously disclosed in our Current Report on Form 8-K, filed December 19, 2005, holders of $9,000,000 principal amount of our Senior Secured Convertible Notes have alleged that we have defaulted in the payment of the installment of interest due November 30, 2005 on these Senior Secured Convertible Notes. In addition, one of these holders, who holds $4,500,000 principal amount of the Senior Secured Convertible Notes, has alleged that we have defaulted in our failure to maintain the effectiveness of the registration statement on Form S-3 pertaining to the Senior Secured Convertible Notes (Registration No. 333-122391) in such manner as to permit such holder to sell its shares pursuant to that registration statement. That holder of $4,500,000 principal amount of the Senior Secured Convertible Notes, as previously disclosed in our Current Report on Form 8-K, filed February 14, 2006, has also alleged that we have defaulted under the terms of the Senior Secured Convertible Notes by entering into certain types of debt financing transactions. As a consequence of these alleged defaults, these holders have demanded the immediate redemption of the principal amount of their Senior Secured Convertible Notes plus a redemption premium of $675,000 to each of them. We do not believe that we have defaulted in the payment of interest on the Senior Secured Convertible Notes, and we believe that the registration statement has remained effective, that we have not entered into any debt financing transactions that would constitute a breach or failure in any material respect, and that we are otherwise in compliance with the relevant provisions of the Senior Secured Convertible Notes. At this date, we cannot predict what actions, if any, will be undertaken by any of the holders of the Senior Secured Convertible Notes, but we will contest any adverse actions as we believe that these allegations lack merit and would not entitle the holders of the Senior Secured Convertible Notes either to call such notes or to other remedies that they are seeking.

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

Although we have commenced producing LCoS Sets in our manufacturing facility in South Korea, which serves as our principal facility for manufacturing our LCoS imagers, we may encounter difficulties in conducting our manufacturing operations and difficulties in maintaining our quality controls over the manufacturing and production processes in a foreign country, any of which would be likely to cause significant harm to our business.

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

In 2005 and the first nine months of 2006, almost all of our revenue has been derived from LG Electronics, Inc. Based upon our arrangements with LG Electronics, it is likely that a substantial percentage of our anticipated future revenues will be derived from LG Electronics as well. If we cannot diversify our customer base or derive increased revenues through additional purchase orders and product deliveries from customers other than LG Electronics, and remain primarily reliant on only one customer for a substantial percentage of our revenues, we will be vulnerable to a substantial decline in anticipated revenues if we lose LG Electronics as a customer for any reason or if LG Electronics were to otherwise reduce, delay or cancel its orders. Any such events could have a material adverse effect on our business, operations and financial condition and the value of our common shares could decline substantially.

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

We are the subject of an investigation by the staff of the SEC regarding the circumstances surrounding our filing of certain consents of the independent registered accounting firm BDO Seidman, LLP without requisite authorization and transactions in our securities by our former Chief Executive Officer.

We have been advised by the staff of the SEC that it is conducting an investigation into the circumstances surrounding our filing of consents of the independent registered accounting firm BDO Seidman, LLP, without requisite authorization, which consents were filed as Exhibit 23.1 to amendments to our registration statements on Form S-3 (Nos. 333-122391 and 333-122392) filed with the SEC on July 27, 2005. The consents would have allowed us to incorporate by reference into each of the prospectuses constituting a part of the above-referenced registration statements, the reports of BDO Seidman, LLP on our consolidated financial statements for the years ended December 31, 2002 and 2003. Our current independent registered accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP (OUM) has since provided us with a new report with respect to each of the three years ended December 31, 2004 and we were not requested to amend or restate the financial statements contained in our annual reports on Form 10-K for any of the three fiscal years ended December 31, 2004 in connection with the issuance of OUM’s new report. We have also received notice that the SEC is investigating transactions in our securities by Mr. Robert Olins, our former Chief Executive Officer. We have been cooperating and intend to continue to cooperate with the SEC in connection with these matters. In addition, the audit committee of our board of directors has concluded a review and investigation of these matters. As of this date, we cannot determine whether we or our management will be adversely affected by these investigations. See “Audit Committee Investigations” and “SEC investigation” under Part I. Item 2 for further information concerning the circumstances underlying the SEC investigation and the audit committee investigation and report with respect to these matters.

We may be subject to lawsuits relating to our use of a registration statement that did not contain an authorized consent of BDO Seidman LLP. or as a result of findings from the investigation into transactions in our securities by our former Chief Executive Officer.

As disclosed under “Audit Committee Investigations” and “SEC investigation” under Part I. Item 2, we filed, as part of amendment numbers 5 and 6 to a registration statement (File No. 333-122391) registering shares for resale by certain selling shareholders (the “Financing Registration Statement”) and as part of amendment numbers 3 and 4 to a “shelf” registration statement (File No. 333-122392), an unauthorized consent of BDO Seidman LLP to incorporate by reference their report on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003, respectively. Although we received the requisite authorized consents from BDO Seidman to the incorporation by reference of their report on the consolidated financial statements into these registration statements when initially filed and subsequent amendments thereto (and BDO Seidman has not withdrawn these subsequent consents), we did not receive the requisite authorization from BDO Seidman to file its consent as an exhibit to the penultimate and final amendments to the registration statement before it was declared effective. These amendments were filed with the SEC on July 27, 2005. Subsequently, our current independent registered public accountants, OUM, re-audited our consolidated financial statements for fiscal years 2003 and 2002. OUM has given its consent to incorporate by reference into the registration statement its report related to the 2002 and 2003 financial statements.

Following the filing in July 2005 of amendment number 6 to the Financing Registration Statement and amendment number 4 to the “shelf” registration statement, which contained the unauthorized consents referred to above, the staff of the SEC declared both of the registration statements effective. In August 2005, we filed post-effective amendment number 1 to both of these registration statements (those post-effective amendments were subsequently withdrawn and replaced by additional post-effective amendments), which disclosed the filing of the unauthorized consents.

Because both registration statements were used to sell common shares after the staff of the SEC declared the registration statements effective, it is conceivable that there may be litigation against us or our officers or directors under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”). Although we do not believe that the filing of an invalid consent constitutes a materially misleading statement or an omission to disclose a material fact within the meaning of Section 11 of the Securities Act, a contrary determination could result in a liability for us.

At present, we are unable to ascertain the exact amount of damages, if any, to which we could potentially be subject under a Section 11 claim instituted by any persons who directly purchased shares pursuant to those registration statements. Furthermore, at this date, we cannot ascertain the amount of damages, if any, for which we could be liable for claims instituted by any subsequent purchasers who could trace the shares purchased by them to those registration statements. In August 2005, we sold 500,000 common shares to three institutional purchasers for $5.40 per share pursuant to the “shelf” registration statement referenced herein. Each of those investors has since represented to us in writing, in connection with a separate transaction, that they have disposed of all of those shares. One of those institutional investors has represented to us that it sold those shares at a sale price at or higher than its purchase price from us. We believe, based upon discussions with the other two investors, that they sold their shares at a sale price of not lower than $4.25 per share. Therefore, we believe that the maximum amount of potential damages pursuant to Section 11 claims from direct purchasers, which we would fully contest, would be $391,000, or the difference between the two investors’ purchase price and lowest believed resale price, multiplied by the 340,000 shares that they purchased and then resold.

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

As disclosed under “Audit Committee Investigations” and “SEC Investigations” contained in “Part 2 - Management’s Discussion and Analysis”, our Audit Committee determined that Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director failed to report the sale of an aggregate of 70,556 of our common shares in August 2005 and February 2006 at sales prices ranging from $5.30 to $3.00. Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Mr. Olins has filed delinquent reports and disgorged $22,273 in “short-swing profits” that he realized from the sales. We have been advised by the SEC that they are investigating the transactions in our securities by Mr. Olins and an entity which he controls, and have received and responded to a request from the SEC requesting documentation relating to all transactions by Mr. Olins and the entity which he controls. We have no knowledge of any other transactions by Mr. Olins, or this entity, that would be a violation of the Securities Act or the Exchange Act. If the SEC determines that these or other transactions by Mr. Olins were a violation of the Securities Act, it is conceivable that such transactions could be imputed to us and the SEC could seek to impose remedies against us, or private individuals could file litigation against us for damages.

We are unable to estimate the probability of liability or the amount of any penalties or damage claims that might arise, which may be material to our financial condition. We believe that Mr. Olins will disgorge any “short swing profits” if it is determined that he or the entity he controls engaged in transactions that violated Section 16 of the Exchange Act. Any action by the SEC or lawsuit alleging securities law violations could require us to expend significant financial and managerial resources and could also result in further volatility in the market price of our common shares. Nothing set forth in the foregoing statement constitutes an express or implied admission by us of any liability under the Securities Act, the Exchange Act or otherwise.

The obligations arising from our Senior Secured Convertible Notes restrict our future financing alternatives and may result in financial difficulties for us in the future.

The Senior Secured Convertible Notes issued in November 2004 bear a 10% rate of interest per annum and are not prepayable, in whole or in part, prior to their maturity on November 30, 2007. Therefore, we do not have the ability to refinance the 2004 Senior Secured Convertible Notes with debt obligations bearing more favorable terms to us or out of the proceeds of an equity financing until their maturity date. We do have the right to force the conversion of the Senior Secured Convertible Notes into our common shares in the event that our common shares trade at or above $14.58 (150% of the $9.72 conversion price of the Senior Secured Convertible Notes) for twenty consecutive trading days. The last sale price of our common shares on November 6, 2006, was $2.10 per share.

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

In addition, the issuance of any additional debt securities, except certain types of bank debt permitted under the Senior Secured Convertible Notes, will require the consent of the holders of a majority in interest of our Senior Secured Convertible Notes, to the extent that such notes remain issued and outstanding at the time of issuance of any additional debt securities. The prohibition against incurring debt may negatively affect our ability to engage in capital expenditures and to maintain and expand our manufacturing operations.

If we default in meeting our obligations under the Senior Secured Convertible Notes, the indebtedness which they evidence may become immediately due and payable, and the holders of the Senior Secured Convertible Notes may be entitled to foreclose on any of our assets securing the notes. As noted earlier, certain of the holders of our Senior Secured Convertible Notes have alleged that we have defaulted in meeting our obligations under the Senior Secured Convertible Notes and have demanded the immediate repayment of principal and liquidated damages. In the event these holders pursue their claims, and a court determines that we have defaulted in our obligations, we will have to seek financing from third parties to satisfy the holders’ claims. The Senior Secured Convertible Notes are convertible into our common shares and the issuance of such shares (including any shares issued in payment of interest on such notes) may have a dilutive effect on the value of our outstanding common shares.

We have a history of losses and expect to incur losses in the future and therefore cannot assure you that we will achieve profitability.

We have incurred operating losses to date and have experienced cash shortages. For the nine months ended September 30, 2006 and the fiscal year ended December 31, 2005, we incurred net losses of approximately $15.1 million and $14 million, respectively. In addition, we had an accumulated deficit of approximately $96.8 million as of September 30, 2006. We expect additional losses as we continue spending for commercial scale production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

We may be subject to liability if we default on our obligations to raise additional capital as required in the purchase documents related to our private placement of common shares in August 2006.

Under the terms of the August 2006 Financing, we must raise an additional $10,000,000 by the end of the 30th day following the date the SEC declares effective the registration statement (such 30th day being the “Additional Financing Deadline”) of which this prospectus is a part (the “Registration Effective Date”) for us to avoid our obligation under the purchase documents related to the August 2006 Financing to commence a subscription rights offering to our shareholders to purchase our common shares having an aggregate value of at least $20,000,000 on or before the Registration Effective Date. Because of our existing covenants with the holders of our Senior Secured Convertible Notes, which requires us to seek their consent before we agree to enter into additional material indebtedness, we will most likely try to raise the $10,000,000 through the sale of additional common shares. We can offer no assurance that we will successfully raise $10,000,000 nor can we offer an assurance that we will issue subscription rights to our shareholders in the future. At present, we are considering all of our options and have not definitively determined how or whether we will raise the additional $10,000,000, which would allow us to avoid our obligation to make an offering of subscription rights to purchase our common shares. In connection with the August 2006 Financing, we have also agreed, for a period of one year following the closing of the August 2006 Financing, to refrain from, directly or indirectly, offering or selling any debt security that is, at any time during the life of the debt security and under any circumstance, convertible into or exchangeable for our common shares, unless we receive prior written consent from a majority of the purchasers of the August 2006 Financing.

On October 25, 2006, the Securities Purchase Agreement in the August 2006 Financing was amended to extend the deadline if the Company raises at least $1,000,000 on or before the Registration Effective Date. The length of the extension depends on the amount of financing raised by the Company: if at least $1,000,000 is raised, then the deadline is extended for an additional 30 days; if at least $5,000,000 is raised, then the deadline is extended for an additional 60 days; and if at least $3,000,000, but less than $5,000,000, is raised, then the deadline is extended for an additional number of days equal to 30 plus the product (rounded to the nearest integer) of (x) the fraction whose numerator is equal to the amount of money raised minus $3,000,000 and whose denominator is equal to $2,000,000, and (y) 30. In addition, the amendment to the agreement provides that if we raise between $5,000,000 and $10,000,000 by the Additional Financing Deadline, then we shall be required to raise, pursuant to the subscription rights offering required by Section 4.14, only an amount equal to the difference between $20,000,000 and such amount raised by the Additional Financing Deadline. We are considering all of our options and have not definitively determined how or whether we will raise the additional $10,000,000 which would allow us to avoid our obligation to make an offering of subscription rights to purchase our common shares.

In the event that we default upon the foregoing obligations, the purchasers of securities in our August 2006 Financing are entitled to contractual damages and may also request that we specifically perform our obligations under the purchase agreement giving rise to our obligations. At present, we are unable to quantify the amount of contractual damages to which the purchasers would be entitled, and we are unable to estimate the likelihood that a court would grant any purchaser’s application that we specifically perform our obligations.

We are subject to lengthy development periods and product acceptance cycles, which may significantly harm our business.

Our business model requires us to develop microdisplays that perform better than existing technologies, manufacture our LCoS Sets in bulk, and sell the resulting LCoS Sets to OEMs who will then incorporate them into their products. OEMs make the determination during their product development programs whether to incorporate our LCoS Sets and/or display units in their products. This requires us to invest significant amounts of time and capital in designing our LCoS Sets before we can be assured that we will generate any significant sales to our customers or even recover our investment. If we fail to recover our investment in the LCoS Sets, it could seriously harm our financial condition. In addition, the acceptance of new technologies developed by our competitors could limit the time period that our products may be demanded by our customers.

We incur substantial operational and research and development costs in connection with products and technologies that may not be successful.

We currently have nine full-time engineering personnel based in California working on microdisplays. We currently have nine full-time engineering and 78 full-time manufacturing personnel based in South Korea. This staffing creates significant operational and research and development costs that may not be recouped. Even if our current LCoS Sets become accepted and/or successful, we must continue to employ, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays because of the rapid technological changes in our industry. As a result, we expect to continue incurring significant operational and research and development costs.

Geopolitical conditions or potential military conflicts between allies, the United States and South Korea, and North Korea may negatively impact our business.

We commenced producing products in our principal manufacturing operations in South Korea during the second quarter of 2005, and our largest customer, LG Electronics, resides in South Korea. South Korea and North Korea are technically at war with each other, despite the mutually agreed upon existence of the Demilitarized Zone and the relative absence of physical conflict for several decades. Any escalation in the existing conflict between these countries or any commencement, or perceived commencement, of a military conflict between the United States and North Korea, may limit our ability to effectively operate our manufacturing facility in South Korea and may also substantially limit our ability to sell products into South Korea because of the negative economic, physical or other destructive impact that such a conflict could have on our most important customer. Any such disruptions to our manufacturing operations and/or ability to consummate sales to a substantial customer could adversely affect the development of our business and our financial condition. The recent escalation in tension between the United States and North Korea, as a result of North Korea’s attempts to test certain of their missiles and a nuclear device, has not impacted our operations in South Korea, but we can provide no assurances that continued tension will not negatively affect our operations.

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

Various potential target markets for our products, including projectors, monitors, and portable microdisplays, are uncertain and may be slow to develop. In addition, companies in those markets could utilize competing technologies. For us to succeed in selling our products in these potential markets we must offer end-product manufacturers higher quality and less expensive microdisplay products than our competitors, and the manufacturers themselves will also have to develop commercially successful products using our products. In the event that we attempt to market and sell our products in these potential target markets, and we are not able to succeed in selling our products into these potential markets, then our results of operations and overall business may be negatively affected.

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

Even though in the past we have received purchase orders for our LCoS Sets and/or display units from LG Electronics and from certain Chinese and Taiwanese OEMs, and may receive additional purchase orders from prospective customers, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change and product obsolescence. In addition, purchase orders received from our customers other than LG Electronics are for limited quantities. Customers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. Therefore, despite the purchase orders received from current customers and other purchase orders that we may receive from prospective customers, we cannot assure you that these orders will result in significant revenues to us.

If our customers’ products are not successful, our business would be materially harmed.

We do not currently sell any products to end-users. Instead, we design and manufacture various product solutions that our customers (i.e., OEMs) may incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers’ products. Any significant absence of, or slowdown in the demand for our customers’ products would materially harm our business.

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

Our failure to address these risks may cause us to lose sales or our sales to decline.

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

Companies competing in the LCoS microdisplay market include Sony Corporation and Victor Company of Japan, Limited (“JVC”). A major competitor of ours in the reflective microdisplay market is Texas Instruments, which, rather than using liquid crystals in the display, is producing a micro-mechanical structure of moving mirrors on a silicon backplane, a technology known as digital light processing, or DLP. Texas Instruments has had significant success selling its DLP products to its customers in the business front projector market and the rear projection high definition television market. Some of our competitors, including Texas Instruments, Sony, and JVC, have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution and other resources than we possess. As a result, they may be able to introduce new products and respond to customer requirements more quickly and effectively than we can.

Rapid and significant technological advances have characterized the microdisplay market. There can be no assurance that we will be able to effect any significant technological advances or that we will have sufficient funds to invest in new technologies or products or processes. Although we believe that our displays have specifications and capabilities, which equal or exceed that of commercially available liquid crystal displays (“LCD”), cathode ray tube (“CRT”) and DLP based display products, the manufacturers of these products may develop further improvements of their existing technology that would eliminate or diminish our anticipated advantage. The acceptance of our LCoS Sets and/or display units will be dependent upon the pricing, quality, reliability and useful life of these products compared to competing technologies, as to which there can be no assurance.

Our competitive position also may suffer if one or more of our customers decide to design and manufacture their own microdisplay products, to contract with our competitors, or to use alternative technologies. In addition, customers in the television manufacturing industry typically develop a second source. Second source suppliers may win an increasing share of our customers’ product demands.

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and manufacturing new display technologies;

•	our ability to address the needs of customers;

•	the quality, performance, reliability, features, ease of use, pricing, and diversity of our display products;

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our displays;

•	the quality of our customer services;

•	the efficiency of our production sources; and

•	the rate at which customers incorporate our displays into their own products.

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

Our results of operations have varied significantly from quarter-to-quarter and are likely to vary significantly in the future, making it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors that cause our operating results to fluctuate include the following:

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

Our development and operations depend substantially on the efforts and abilities of our senior management and qualified technical personnel. Our products require sophisticated production, research and development and technical support. The competition for qualified management and technical personnel is intense. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse affect on us, particularly since currently we do not have any insurance policies in place to cover that contingency. Our success will depend upon our ability to attract and retain highly qualified scientific, marketing, manufacturing, financial and other key management personnel. We face intense competition for the limited number of people available with the necessary technical skills and understanding of our products and technology. We cannot assure you that we will be able to attract or retain such personnel or not incur significant costs in order to do so.

Our future success depends on our ability to protect our proprietary technology and our registered intellectual property.

We believe that our success depends in part on protecting our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality and assignment of inventions agreements from our employees, consultants and advisors and other contractual provisions, to establish and protect our intellectual property rights. If we are unable to protect our intellectual property from use by third parties, our ability to compete in the industry will be harmed, however, policing unauthorized use of our products and technology is difficult. Despite our efforts to protect our proprietary rights, we face the following risks:

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

•
effective protection of intellectual property rights may be limited or unavailable in some foreign countries, such as China, in which we may operate. Specifically, although we consider the following unlikely because of the complex technological structure of our products, one or more of our current or prospective Chinese, Korean or Taiwanese customers, or their respective employees or other persons including our competitors, that have or gain access to our products for testing purposes, may seek to misappropriate or improperly convert to their own use our intellectual property and a lack of adequate remedies and impartiality under the Chinese, Korean, Taiwanese and other foreign legal systems may adversely impact our ability to protect our intellectual property.

There can be no assurance that we will have adequate remedies or the resources to pursue those remedies in the event any of the foregoing materializes. Failure to protect our intellectual property would limit our ability to produce and market our products in the future, which would materially adversely affect our revenues generated by the sale of such products. In addition, third parties could assert that our products and technology infringe their patents or other intellectual property rights. As a result, we may become subject to future patent infringement claims or litigation, the defense of which is costly, time-consuming and diverts the attention of management and other personnel.

The material weaknesses identified by our management and our independent registered public accounting firm with respect to our internal controls over financial reporting may have a materially negative impact on our business.

In accordance with the rules prescribed by the SEC and the Sarbanes-Oxley Act of 2002, we must periodically review and test our internal controls over financial reporting to ensure compliance. During our preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2005 and 2004, our management and our independent registered public accounting firm identified several material weaknesses in our internal controls over financial reporting. Although these material weaknesses did not result in a misstatement of our financial results, they relate closely to assuring the fulfillment of critical components of the financial reporting functions of our business. As of this date, the material weaknesses identified include the fact that our Company does not have a full-time chief financial officer to work with the chief executive officer and chief operating officer in overseeing and monitoring complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the financial statements. However, as of April 2006, we hired a part-time Director of Accounting and Finance. This individual’s primary responsibility is to perform the above mentioned functions. Furthermore, our audit committee does not have a member who is deemed a “financial expert” as defined by the rules promulgated by the SEC, although a member of our audit committee has the level of financial sophistication that the Nasdaq’s rules require. Additionally, we did not have a disclosure committee until October 2006, we lack adequate controls and procedures over inventory, we lack information technology controls and procedures that would likely prevent unauthorized access to some of our accounting and financial systems, we do not have effective internal controls over financial reporting at our wholly owned subsidiary in South Korea, we do not maintain formal accounting policies and procedures to allow the accounting function to adequately analyze transactions and determine correct accounting under United States Generally Accepted Accounting Principles (GAAP), and we do not have formal procedures to prevent the filing of registration statements with the SEC without the required accountant’s consent. We are in the process of addressing these items and will issue an updated report with our annual report on Form 10K in early 2007. We may need to incur significant additional expenses to achieve compliance and we may incur other costs in connection with regulatory enforcement actions, any of which could negatively impact our business.

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

We do not pay cash dividends.

We have never paid any cash dividends on our common shares and do not anticipate that we will pay cash dividends in the near future. Moreover, under the terms of our November 2004 Financing, we are prohibited from paying cash dividends while the Senior Secured Convertible Notes issued in the November 2004 Financing remain outstanding. Instead, we intend to apply any future earnings, as to which there can be no assurances, to the satisfaction of our obligations, and development and expansion of our business.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 26, 2006, we privately sold 270,270 of our common shares and warrants to purchase 89,189 of our common shares at $2.25 per share for five years in a private placement to certain institutional investors that have previously purchased our common shares. The purchase price of the common shares was $1.85 per share. The common shares and warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  We received $500,000 in gross proceeds, before issuance costs, from the sale of these shares, which will be used for working capital and other general corporate purposes.

On August 9, 2006, we issued 761,500 of our common shares in a private placement to an institutional investor. The purchase price of the common shares was $2.25 per share. The common shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We received $1,713,375 in gross proceeds, before issuance costs, from the sale of these shares, which were used for working capital and other general corporate purposes.

ITEM 3    Defaults Upon Senior Securities

As previously disclosed in our Current Report on Form 8-K, filed December 19, 2005, holders of $9,000,000 principal amount of our Senior Secured Convertible Notes have alleged that we have defaulted in the payment of the installment of interest due November 30, 2005. In addition, one of these holders, who holds $4,500,000 principal amount of the Senior Secured Convertible Notes, has alleged that we have defaulted in our failure to maintain the effectiveness of the registration statement on Form S-3 pertaining to the Senior Secured Convertible Notes in such manner as to permit such holder to sell its shares pursuant to that registration statement and that we have defaulted under the terms of the Senior Secured Convertible Notes by entering into certain types of debt financing transactions. As a consequence of these alleged defaults, these holders have demanded the immediate redemption of the principal amount of their Senior Secured Convertible Notes plus a redemption premium of $675,000 to each of them. We do not believe that we have defaulted in the payment of interest or any other provisions of the Senior Secured Convertible Notes.

ITEM 4    Submission of Matters to a Vote of Security Holders

None.

ITEM 5    Other Information

None.

ITEM 6	Exhibits and Reports on Form 8-K

	4.1	Restated Certificate of Incorporation*
	4.2	Certificate of Amendment of Certificate of Incorporation of SpatiaLight, Inc.*
	4.3	Bylaws*
	10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*
	10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*
	10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004†
	10.4	SpatiaLight 2006 Incentive Plan*
	10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
	10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
	10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
	10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
	10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*
	10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*
	10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Don S. Suh
	31.2	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala
	32.1	Certification of Don S. Suh Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 9, 2006

SpatiaLight, Inc.

By:	/s/Don S. Suh
Don S. Suh
Chief Executive Officer

By:	/s/David F. Hakala
David F. Hakala
Chief Operating Officer, Principal Financial
and Accounting Officer