Form 10-Q/A
period 2006-09-30
SPATIALIGHT INC
filed 2007-02-02
CIK 881468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________________ to _____________________________

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,482,616 common shares as of January 31, 2007.

Explanatory Note

This amendment to our Quarterly Report on Form 10-Q/A is being filed for the purposes of reclassifying related party prepaid interest as a deduction from stockholders’ equity. Previously we had recorded the related party prepaid interest as an asset. The SEC staff has expressed the view that “only notes or receivables that are received by a grantor in exchange for the issuance of fully vested nonforfeitable equity instruments to a party unrelated to the grantor, and that are fully secured by specific assets other than the equity instruments granted can be classified in the grantor’s balance sheet as assets”. As the prepaid interest is not secured by specific assets, we are reclassifying $1,157,133 from current assets as of September 30, 2006 and December 31, 2005 and $1,446,416 and $2,314,265 from long term assets as of September 30, 2006 and December 31, 2005, respectively, totaling $2,603,549 and $3,471,398 as of September 30, 2006 and December 31, 2005, respectively, as a deduction from stockholders’ equity as of those dates.

SPATIALIGHT, INC.
Quarterly Report on Form 10-Q/A
For the Quarter Ended September 30, 2006

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2006	2005
	(unaudited)	(Note 2)
ASSETS

Current assets
Cash and cash equivalents	$280,844	$42,565
Accounts receivable, net of $47,055 and $0 allowance for doubtful
accounts as of September 30, 2006 and December 31, 2005, respectively	270,612	139,676
Inventory, net	308,668	756,723
Prepaids and other current assets	307,065	255,157
Total current assets	1,167,189	1,194,121

Property, plant and equipment, net	6,744,732	6,813,520
Other assets	47,478	73,437
Total assets	$7,959,399	$8,081,078

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short term loans	$830,009	$572,025
Short term loan from related parties	244,000	224,384
Accounts payable	1,580,121	1,665,711
Fair value of warrants to purchase common stock	129,279	778,270
Accrued expenses and other current liabilities	1,573,442	1,389,427
Total current liabilities	4,356,851	4,629,817

Senior secured and related party convertible notes	10,673,093	10,340,113
Total liabilities	15,029,944	14,969,930

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

Stockholders' equity (deficit):
Common stock, $.01 par value:
100,000,000 and 50,000,000 shares authorized as of September 30, 2006 and
December 31, 2005, respectively; 40,906,883 and 36,777,069 shares issued
and outstanding at September 30, 2006 and December 31, 2005, respectively	409,069	367,771
Additional paid-in capital	89,652,518	76,631,925
Related party prepaid interest	(2,603,549)	(3,471,398)
Other comprehensive income	300,585	222,317
Accumulated deficit	(96,777,077)	(81,665,841)
Total stockholders' equity (deficit)	(9,018,454)	(7,915,226)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$7,959,399	$8,081,078

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue	$298,046	$58,457	$442,888	$197,365
Cost of revenue	1,665,324	57,492	4,815,668	216,380
Gross margin	(1,367,278)	965	(4,372,780)	(19,015)

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

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2006

			ADDITIONAL	RELATED PARTY		OTHER	TOTAL
	COMMON STOCK		PAID-IN	PREPAID	ACCUMULATED	COMPREHEN-	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	INTEREST	DEFICIT	SIVE INCOME	EQUITY (DEFICIT)
Balance, January 1, 2006 (as restated - see Note 2)	36,777,069	$367,771	$76,631,925	$(3,471,398)	$(81,665,841)	$222,317	$(7,915,226)

Exercise of stock options	50,000	500	39,745	-	-	-	40,245

Stock-based compensation expense	-	-	1,829,790	-	-	-	1,829,790

Issuance of common shares, net of issuance costs
of $172,625	3,151,000	31,510	8,419,666	-	-	-	8,451,176

Issuance of common shares for interest and
liquidated damages charges	357,383	3,574	945,140	-	-	-	948,714

Reclassification from temporary equity of October
2005 Financing shares upon effectiveness of
registration statement, including $743,319 market
value of warrants issued	571,431	5,714	1,763,979	-	-	-	1,769,693

Short swing profit	-	-	22,273	-	-	-	22,273

Amortization of pre-paid interest	-	-	-	867,849	-	-	867,849

Comprehensive loss:

Net loss	-	-	-	-	(15,111,236)	-	(15,111,236)

Foreign currency translation adjustment	-	-	-	-	-	78,268	78,268

Total comprehensive loss	-	-	-	-	(15,111,236)	78,268	(15,032,968)
Balance, September 30, 2006	40,906,883	$409,069	$89,652,518	$(2,603,549)	$(96,777,077)	$300,585	$(9,018,454)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In our management’s opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A - Amendment No. 1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2005. The interim results for the nine month period ended September 30, 2006 are not necessarily indicative of results for the full fiscal year. The accompanying consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date (see “Reclassifications” below regarding certain reclassifications made to the December 31, 2005 balance sheet to conform to the September 30, 2006 presentation).

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Reclassification - Certain prior year amounts have been reclassified in order to conform to current period presentation. In our Annual Report on Form 10-K for the year ended December 31, 2005, we reported prepaid non-cash interest to related party totaling $3,471,398 as an asset. As of September 30, 2006, we began reporting prepaid non-cash interest to related party as a deduction from stockholders’ equity in accordance with the SEC staff’s view that “only notes or receivables that are received by a grantor in exchange for the issuance of fully vested nonforfeitable equity instruments to a party unrelated to the grantor, and that are fully secured by specific assets other than the equity instruments granted can be classified in the grantor’s balance sheet as assets”.

Note 3.    Liquidity

From inception through September 30, 2006, we have sustained recurring net losses from operations totaling approximately $97 million and at September 30, 2006, had total stockholders’ deficit of approximately $9.0 million and working capital deficiency of approximately $3.2 million. During the nine months ended September 30, 2006, we experienced a net cash increase of approximately $0.2 million. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares in mid-January 2006 at a purchase price of $2.62 per share and approximately $1.1 million that we received from the sale of 500,000 of our common shares on March 17, 2006 at a purchase price of $2.18 per share. Additional contributions came from the exercise of employee stock options. Additionally, cash for the three months ended March 31, 2006 was provided by a Korean Won 1.5 billion (approximately $1.5 million) short-term loan obtained in March 2006 that was repaid in early April 2006. See Note 7 for further details of this loan. In the second quarter of 2006, cash was primarily provided by the net proceeds of approximately $2.4 million that we received from the sale of 750,000 of our common shares on April 7, 2006 at a purchase price of $3.26 per share and approximately $1.6 million that we received from the sale of 601,000 of our common shares on June 6, 2006 at a purchase price of $2.80 per share. The funds from these financings were used to fund our operations for the second quarter of 2006. In the third quarter of 2006, cash was primarily provided by the net proceeds of approximately $1.6 million that we received from the sale of 761,500 of our common shares on August 9, 2006 at a purchase price of $2.25 per share and $0.5 million that we received from the sale of 270,270 of our common shares on September 26, 2006 at a purchase price of $1.85 per share. The funds from these financings were used to fund our operations for the third quarter of 2006. We recognized net losses for the nine months ended September 30, 2006, of approximately $15.1 million.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Dividend yield	-	-
Expected volatility	97.9%	92.8% - 99.02%
Risk-free interest rate	5.2%	4.6% - 5.2%
Expected lives (in years)	5.8	5.2 - 5.8

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net loss as reported	$(3,620,751)	$(9,293,733)

Add: Stock-based employee/director compensation
included in reported net loss	5,500	22,000
Deduct: total stock-based employee compensation
determined under fair value method for all awards	(277,645)	(2,591,075)

Proforma net loss, as adjusted	$(3,892,896)	$(11,862,808)

Loss per share:
Basic and diluted, as reported	$(0.10)	$(0.26)
Basic and diluted, as adjusted	$(0.11)	$(0.33)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of options under our stock option plans as of December 31, 2005 and changes during the nine months ended September 30, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at September 30, 2006
Outstanding December 31, 2005	5,882,394	$4.06	5.79
Options granted under the plans	900,000	$2.57
Options exercised	(50,000)	$0.80
Options forfeited or expired	(662,500)	$9.00

Outstanding September 30, 2006	6,069,894	$3.41	5.82	$885,078

Options vested and exercisable
at September 30, 2006	5,907,394	$3.42	5.72	$885,078

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We paid interest payable on the Argyle notes by issuing 142,360 common shares with a market value of $354,476 in 2003, and 142,360 common shares with a market value of $800,063 in 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest payable on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,768 common shares, as a prepayment of interest payable on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of September 30, 2006, total prepaid interest on the Argyle notes for the period October 1, 2006 to December 31, 2008 is $2,603,549, and is classified as a deduction from stockholders’ equity in the accompanying condensed consolidated balance sheets.

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in notes payable for the nine months ended September 30, 2006 is as follows:

Debt Principal:	Balance at December 31, 2005	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at September 30, 2006
Argyle note	$1,188,000	$-	$-	$-	$1,188,000
Senior Secured Convertible Notes	10,000,000	-	-	-	10,000,000
Senior Secured Convertible Notes
beneficial conversion feature	(100,060)	-	39,150	-	(60,910)
Reimbursement of investor's legal fees	(63,889)	-	25,000	-	(38,889)
Senior Secured Convertible Notes
AIR discount	(683,938)	-	268,830	-	(415,108)
Total	$10,340,113	$-	$332,980	$-	$10,673,093

Interest:
Accrued Argyle note 6%	$-	$53,460	$-	$(53,460)	$-
Argyle note beneficial interest	-	814,389	-	(814,389)	-
Senior Secured Convertible Notes 10%	84,932	744,991	(250,083)	(497,647)	82,193
Total	$84,932	$1,612,840	$(250,083)	$(1,365,496)	$82,193

Non-cash interest expense is as follows:

	Nine months ended September 30,
	2006	2005
Amortization of Senior Secured Convertible Notes	$332,980	$332,980
Senior Secured Convertible Notes 10% interest paid in common stock	497,647	-
Amortization of Argyle note discount	-	11,000
Accrual of potential registration rights payment	-	234,000
Liquidated damages on the October 2005 and January 2006 financing	437,817	-
Beneficial conversion privileges of interest on Argyle note	814,389	574,134
Amortization of prepaid financing costs	47,574	34,463
Total non-cash interest expense	$2,130,407	$1,186,577

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in notes payable for the three months ended September 30, 2006 is as follows:

Debt Principal:	Balance at June 30, 2006	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at September 30, 2006
Argyle note	$1,188,000	$-	$-	$-	$1,188,000
Senior Secured Convertible Notes	10,000,000	-	-	-	10,000,000
Senior Secured Convertible Notes
beneficial conversion feature	(73,960)	-	13,050	-	(60,910)
Reimbursement of investor's legal fees	(47,222)	-	8,333	-	(38,889)
Senior Secured Convertible Notes
AIR discount	(504,718)	-	89,610	-	(415,108)
Total	$10,562,100	$-	$110,993	$-	$10,673,093

Interest:
Accrued Argyle note 6%	$-	$17,820	$-	$(17,820)	$-
Argyle note beneficial interest	-	271,463	-	(271,463)	-
Senior Secured Convertible Notes 10%	82,193	245,593	-	(245,593)	82,193
Total	$82,193	$534,876	$-	$(534,876)	$82,193

Non-cash interest expense is as follows:

	Three months ended September 30,
	2006	2005
Amortization of Senior Secured Convertible Notes	$110,993	$110,993
Senior Secured Convertible Notes 10% interest paid in common stock	245,593	-
Accrual of potential registration rights payment	-	234,000
Beneficial conversion privileges of interest on Argyle note	271,463	271,463
Amortization of prepaid financing costs	15,858	14,937
Total non-cash interest expense	$643,907	$631,393

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In addition to the appointment of Don Suh, the Company announced the appointment of David F. Hakala, 54, as Chairman of the Board of Directors, replacing Lawrence Matteson who will remain on the Board through December 31, 2006. Dr. Hakala was also appointed as the Principal Accounting Officer. Dr. Hakala will continue in the capacity as Chief Operating Officer.

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

In August 2005, we received a firm purchase order from LG Electronics for its purchase from us of an aggregate minimum quantity of 9,300 LCoS Sets for the period July through December 2005, thereby reducing the initial purchase commitment set forth in our July 2004 agreement. We subsequently agreed with LG Electronics, through a series of communications, that the initial purchase order for 9,300 LCoS Sets could be filled over a period of time that would extend beyond April 2006. We currently expect that we will be able to fulfill the initial order for 9,300 LCoS Sets during the first quarter of 2007, although there can be no assurance that deliveries will be fulfilled if we encounter further manufacturing difficulties, if LG Electronics takes them at a lower rate, if product specifications change further, or if adequate financing cannot be obtained to support on-going materials acquisition.

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

Market Strategy for Taiwan and China

Although our Chinese and Taiwanese customers’ progression from product prototyping to mass production has been far slower than we had anticipated, we remain positive about our business prospects in China and Taiwan and the potential for China and Taiwan to become large markets for us. We believe that Chinese and Taiwanese television manufacturers tend to apply a market strategy of following the successful business models of global television manufacturing leaders, rather than acting as leaders themselves in terms of introducing new technologies to the marketplace. We there believe that if the LCoS technology gains greater acceptance in the high definition television marketplace, and if the industry leaders, such as Sony, JVC and LG Electronics, present their LCoS based televisions to the worldwide consumer markets in a prominent fashion, it will then be more likely that the Chinese and Taiwanese television manufacturers will follow these business models and ramp up their own lines of LCoS high definition televisions. We believe that our present course of continuing to transact business with major Chinese and Taiwanese television manufacturers is positioning us to be a leading LCoS supplier in China and Taiwan in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had approximately $0.3 million in cash and cash equivalents, an increase of approximately $0.2 million from the December 31, 2005 balance of approximately $43,000. Our net working capital deficiency at September 30, 2006 was approximately $3.2 million compared to approximately $3.4 million at December 31, 2005.

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

The following table summarizes our sales revenue by product for the third quarter 2006 and 2005.

	Three months ended September 30,
	2006	2005
LCoS (T-3) sets	100%	62%
Other (primarily supporting electronics)	—	38%
Total	100%	100%

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

We may be subject to lawsuits relating to our use of a registration statement that did not contain an authorized consent of BDO Seidman LLP or as a result of findings from the investigation into transactions in our securities by our former Chief Executive Officer.

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

ITEM 3.    Defaults Upon Senior Securities

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

4.1	Restated Certificate of Incorporation*
4.2	Certificate of Amendment of Certificate of Incorporation of SpatiaLight, Inc.*
4.3	Bylaws*
10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*
10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*
10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004†
10.4	SpatiaLight 2006 Incentive Plan*
10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*
10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*
10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*
31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala
32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
†	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 2, 2007

SpatiaLight, Inc.

By:  /s/ David F. Hakala

David F. Hakala
Chief Executive Officer, Chief Operating Officer,
Principal Financial and Accounting Officer