Form 10-K/A
period 2005-12-31
SPATIALIGHT INC
filed 2007-02-13
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

As of February 12, 2007, registrant had 44,482,616 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 2 to our Annual Report on Form 10-K/A is being filed to amend our Annual Report of Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006, as amended by amendment on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 11, 2006 (collectively, the “Original Filing”) for the purposes of reclassifying prepaid non-cash interest to a related party from an asset to a deduction from stockholders’ equity (deficit). The SEC staff has expressed the view that “only notes or receivables that are received by a grantor in exchange for the issuance of fully vested, nonforfeitable equity instruments to a party unrelated to the grantor, and that are fully secured by specific assets other than the equity instruments granted can be classified in the grantor’s balance sheet as assets”. As the prepaid non-cash interest to related party is not secured by specific assets, we are reclassifying $1,157,133 and $913,889 from current assets as of December 31, 2005 and 2004, respectively, and $2,314,265 and $3,474,386 from non-current assets as of December 31, 2005, and 2004 respectively, totaling $3,471,398 and $4,388,275 as of December 31, 2005 and 2004 respectively, as a deduction from stockholders’ equity (deficit) as of those dates. Additionally, this amendment revises the disclosure in footnote 3 related to the Argyle notes to include further information about the terms of the Intercreditor and Subordination Agreement entered into on November 30, 2004 and clarifies the disclosure regarding the prepayment of interest on the Argyle notes during 2004.

Except for the items described above, no other information in the Original Filing is amended hereby, and this amendment does not reflect events occurring after the Original Filing or modify or update those disclosure affected by subsequent events. This Amendment continues to speak as of the date of the Original Filing, and does not modify or update any other item or disclosures in the Original Filing.

SPATIALIGHT, INC.
FORM 10-K ANNUAL REPORT
(Amendment No. 2)

PART I

This annual report on Form 10-K/A Amendment No. 2 contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties, including, but not limited to, those discussed herein which are specific to the Company’s business, and in particular, those contained in “Item 1A - “Risk Factors,“ that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events and thus you should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

This Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005 includes restated audited consolidated financial statements for the years ended December 31, 2005 and 2004, and restated unaudited condensed consolidated financial statements for the quarters ended March 31, 2005 through September 30, 2005. This restatement of financial information results from reclassifying prepaid non-cash interest to a related party from an asset to a deduction from stockholders’ equity (deficit) in accordance with the SEC staff’s view that “that only notes or receivables that are received by a grantor in exchange for the issuance of fully vested, nonforfeitable equity instruments to a party unrelated to the grantor, and that are fully secured by specific assets other than the equity instruments granted can be classified in the grantor’s balance sheet as assets.” The effects of the restatement as of December 31, 2005 and 2004 are shown in our consolidated financial statements included in this Annual Report on Form 10-K/A (Amendment No. 2), and in Note 1 thereto. The effects of the restatement on the quarters ended March 31, 2005 through September 30, 2005 are shown in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K/A (Amendment No. 2).

Statements of Operations:

	Year Ended December 31,
	2005	2004	2003	2002	2001

Revenue	$237,724	$1,160,978	$221,252	$—	$—

Gross margin	$(1,519,365)	$178,696	$(487,068)	$(286,000)	$—

Total operating expenses	$11,027,836	$9,046,876	$8,308,470	$6,714,882	$7,845,094

Net loss	$(14,024,639)	$(9,367,001)	$(9,516,377)	$(9,027,913)	$(9,911,727)

Net loss per share - basic and diluted	$(0.39)	$(0.27)	$(0.34)	$(0.37)	$(0.46)

Weighted average shares used in computing net loss per share- basic and diluted	36,375,068	34,154,057	28,173,770	24,578,226	21,469,960

Balance Sheet Data:	December 31,
	2005	2004	2003	2002	2001
	as restated	as restated

Cash and cash equivalents	$42,565	$9,087,551	$6,359,969	$575,663	$2,728,134

Inventory, net	$756,723	$1,173,314	$779,617	$275,959	$—

Working capital (deficit)	$(3,435,696)	$7,679,815	$6,228,782	$(807,891)	$(868,056)

Total assets	$8,081,078	$15,258,136	$8,349,696	$2,058,454	$3,488,002

Secured convertible notes	$10,340,113	$9,885,140	$1,155,000	$4,207,232	$3,137,284

Total stockholders' equity (deficit)	$(7,915,226)	$1,578,182	$5,813,275	$(4,373,806)	$(213,346)

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

Restatement

As discussed in Note 1 to our consolidated financial statements contained in Item 8 of this Form 10-K/A (Amendment No. 2), subsequent to the issuance of our audited consolidated financial statements for the year ended December 31, 2005, we determined that prepaid non-cash interest to a related party should be reflected as a deduction from stockholders’ equity (deficit) instead of as an asset in accordance with the SEC staff’s view that “only notes or receivables that are received by a grantor in exchange for the issuance of fully vested, nonforfeitable equity instruments to a party unrelated to the grantor, and that are fully secured by specific assets other than the equity instruments granted can be classified in the grantor’s balance sheet as assets.” Therefore, we have restated our audited consolidated financial statements for the years ended December 31, 2005 and 2004 and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2005 through September 30, 2005. Previously reported operating results for those periods have not changed.

The following tables outline the effects of the restatements described above for the periods that have been previously reported.

As of the years ended December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Prepaid non-cash interest to related party-current	$1,157,133	$-	$913,889	$-
Prepaid non-cash interest to related party-noncurrent	$2,314,265	$-	$3,474,386	$-
Total assets	$11,552,476	$8,081,078	$19,646,411	$15,258,136
Total stockholders' equity (deficit)	$(4,443,828)	$(7,915,226)	$5,966,457	$1,578,182

Unuaudited financial information as of the quarters ended:

	March 31, 2005		June 30, 2005		September 30, 2005
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Prepaid non-cash interest to	$1,037,005	$-	$1,157,133	$-	$1,157,133	$-
related party-current
Prepaid non-cash interest to	$3,182,115	$-	$2,892,831	$-	$2,603,548	$-
related party-noncurrent
Total assets	$16,664,847	$12,445,727	$13,072,404	$9,022,440	$13,170,461	$9,409,780
Total stockholders'	$3,982,229	$(236,891)	$729,593	$(3,320,371)	$37,036	$(3,723,645)
equity (deficit)

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

Liquidity and Capital Resources

Through December 31, 2005, we have sustained recurring net losses from operations and, at December 31, 2005, we had a stockholders’ deficit of approximately $7,915,000. During 2005, we experienced negative cash flows from operating activities of approximately $9,676,000 and a net loss of approximately $14,025,000. Our operations were primarily funded in 2005 by the proceeds derived from exercises of warrants and options of approximately $536,000, proceeds of approximately $2.0 million that we received from the sale of 571,431 of our common shares on October 12, 2005, proceeds of approximately $2.6 million from the sale of 499,965 of our common shares in August 2005, and the remaining proceeds from the sale of $10,000,000 of Senior Secured Convertible Notes in November 2004.

As of December 31, 2005, we had approximately $43,000 in cash and cash equivalents, a decrease of approximately $9,045,000 from the December 31, 2004 amount of $9,088,000. Our net working capital deficit at December 31, 2005, was approximately $3,436,000, compared to a net positive working capital of approximately $7,680,000 at December 31, 2004.

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

Non-cash interest expense. Non-cash interest expense of approximately $1,431,000, $791,000 and $584,000 in 2005, 2004 and 2003, respectively, primarily relates to the valuation of the beneficial conversion feature of interest converted and convertible into equity on the notes payable to Argyle Capital Management Corporation, a company wholly-owned by Robert A. Olins, Chief Executive Officer, Secretary, Treasurer and a Director of SpatiaLight, based on the intrinsic value of the conversion feature. The beneficial conversion interest represents the excess market value of the shares issued or issuable at current market prices over the calculated amount of interest due for the period. In November 2004, these notes were extended until December 31, 2008. Amortization of the discount on the Argyle notes is included in non-cash interest expense.

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

As discussed in Note 1 to the consolidated financial statements, the 2005 and 2004 consolidated financial statements have been restated to reclassify prepaid non-cash interest to a related party from an asset to a deduction from stockholders’ equity (deficit) in accordance with the SEC staff’s view that “only notes or receivables that are received by a grantor in exchange for the issuance of fully vested, nonforfeitable equity instruments to a party unrelated to the grantor, and that are fully secured by specific assets other than the equity instruments granted can be classified in the grantor’s balance sheet as assets.”

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

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 6, 2006

except for the “Restatement” section of Note 1, the “Issuance of Shares in 2004” Section of Note 2, and the “Argyle Notes” and “Senior Secured Convertible Debt Financing” sections of Note 3, as to which the date is February 12, 2007

SPATIALIGHT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
	2005	2004
	(As restated-	(As restated-
ASSETS	See Note 1)	See Note 1)

Current assets
Cash and cash equivalents	$42,565	$9,087,551
Accounts receivable, net of allowance of $0 and $345,030
at December 31, 2005 and 2004, respectively	139,676	264,053
Inventory, net	756,723	1,173,314
Prepaids and other current assets	255,157	949,711
Total current assets	1,194,121	11,474,629

Property and equipment, net	6,813,520	858,212
Construction in progress	-	2,801,521
Other assets	73,437	123,774

Total assets	$8,081,078	$15,258,136

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short term loans	$572,025	$-
Short term loan from a related party	224,384	-
Accounts payable	1,665,711	601,394
Note purchase option liability	-	659,874
Fair value of warrants to purchase common stock	778,270	-
Accrued expenses and other current liabilities	1,389,427	2,533,546
Total current liabilities	4,629,817	3,794,814

Senior secured and related party convertible notes	10,340,113	9,885,140

Total liabilities	14,969,930	13,679,954

Commitments and contingencies

Temporary equity:
Common stock, subject to registration, $0.01 par value;
571,431 shares issued and outstanding, net of fair value of
warrants of $958,625 and issuance costs of $15,000	1,026,374	-
Total liabilities and temporary equity	15,996,304	13,679,954

Stockholders' equity (deficit):
Common stock, $.01 par value:
50,000,000 shares authorized;
36,777,069 and 35,326,436 shares issued and outstanding,
at December 31, 2005 and 2004, respectively	367,771	353,264
Additional paid-in capital	76,631,925	69,384,146
Prepaid non-cash interest to related party	(3,471,398)	(4,388,275)
Notes receivable from stockholders	-	(241,462)
Common stock issuable	-	4,038,149
Other comprehensive income	222,317	73,562
Accumulated deficit	(81,665,841)	(67,641,202)
Total stockholders' equity (deficit)	(7,915,226)	1,578,182

Total liabilities, temporary equity, and stockholders' equity (deficit)	$8,081,078	$15,258,136

 See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
	2005	2004	2003
Revenue	$237,724	$1,160,978	$221,252
Cost of revenue	(1,757,089)	(982,282)	(708,320)
Gross margin	(1,519,365)	178,696	(487,068)

Selling, general and administrative expenses:
Selling, general and administrative expenses	7,255,353	5,809,702	3,641,422
Stock-based general and administrative expenses	186,187	931,524	1,985,720
Total selling, general and administrative expenses	7,441,540	6,741,226	5,627,142

Research and development expenses	3,586,296	2,305,650	2,681,328

Total operating expenses	11,027,836	9,046,876	8,308,470

Operating loss	(12,547,201)	(8,868,180)	(8,795,538)

Other income (expense):
Interest expense:
Interest expense	(1,107,812)	(156,693)	(213,362)
Non-cash interest expense	(1,430,506)	(791,036)	(583,672)
Total interest expense	(2,538,318)	(947,729)	(797,034)

Other income:
Gain from revaluation of note purchase option and investment right liabilities	754,374	412,374	—
Gain from revaluation of warrants	180,355	—	—
Foreign currency translation gain	58,531	—	—
Interest and other income	69,920	38,009	76,195
Total other income	1,063,180	450,383	76,195

Total other income (expenses)	(1,475,138)	(497,346)	(720,839)

Loss before income tax expense	(14,022,339)	(9,365,526)	(9,516,377)

Income tax expense	2,300	1,475	—

Net loss	$(14,024,639)	$(9,367,001)	$(9,516,377)

Net loss per share - basic and diluted	$(0.39)	$(0.27)	$(0.34)

Weighted average shares used in computing net loss per share- basic and diluted	36,375,068	34,154,057	28,173,770

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
	COMMON STOCK		ADDITIONAL PAID-IN	PREPAID NON-CASH INTEREST TO RELATED	NOTES RECEIVABLE FROM STOCK-	ACCUM-ULATED	OTHER COMPRE-HENSIVE INCOME	COMMON STOCK	TOTAL STOCK-HOLDERS' EQUITY
	SHARES	AMOUNT	CAPITAL	PARTY	HOLDERS	DEFICIT	(LOSS)	ISSUABLE	(DEFICIT)

Balance, January 1, 2003	26,018,658	$260,188	$45,550,830	$-	$(1,426,999)	$(48,757,824)	$-	$-	$(4,373,805)

Exercise of stock options and warrants, 120,082 shares issued in January 2004	365,624	3,657	541,124	-	-	-	-	305,685	850,466

Payments on notes receivable from stockholders	-	-	-	-	402,500	-	-	-	402,500

Accrued interest on notes receivable from stockholders	-	-	-	-	(72,427)	-	-	-	(72,427)

Issuance of stock, stock options, and warrants for services	79,000	790	569,937	-	-	-	-	-	570,727

Issuance of options to employees and directors	-	-	195,387	-	-	-	-	-	195,387

Issuance of shares for prepayment of related party interest	142,360	1,424	353,052	(354,476)	-	-	-	-	-

Amortization of related party prepaid interest	-	-	-	354,476	-	-	-	-	354,476

Conversion of debt and accrued interest	1,438,460	14,383	3,576,387	-	-	-	-	-	3,590,770
-
Warrants issued in lieu of interest on short term borrowings	-	-	6,647	-	-	-	-	-	6,647

Shares issued on exercise of warrant under 2002 installment note	746,268	7,463	(7,463)	-	-	-	-	-	-

May Private placement, net of issuance cost of $175,065	2,796,325	27,963	4,946,972	-	-	-	-	-	4,974,935

Issuance of shares to third party for finder's fee in conjunction with May Private placement	130,435	1,304	375,653	-	-	-	-	-	376,957

August Private placement net of issuance cost of $224,648	1,212,061	12,120	2,526,731	-	-	-	-	-	2,538,851

December private placement, 300,000 issued, 700,000 issuable in January	300,000	3,000	1,452,255	-	-	-	-	3,500,000	4,955,255

Beneficial pricing on stock and warrants acquired in
private placement	-	-	958,913	-	-	-	-	-	958,913

Net loss	-	-	-	-	-	(9,516,377)	-	-	(9,516,377)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (con't) YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
COMMON STOCK		ADDITIONAL PAID-IN	PREPAID NON-CASH INTEREST TO RELATED	NOTES RECEIVABLE FROM STOCK-	ACCUM-ULATED	OTHER COMPRE-HENSIVE INCOME	COMMON STOCK	TOTAL STOCK-HOLDERS' EQUITY
SHARES	AMOUNT	CAPITAL	PARTY	HOLDERS	DEFICIT	(LOSS)	ISSUABLE	(DEFICIT)

Balance, December 31, 2003	33,229,191	$332,292	$61,046,425	$-	$(1,096,926)	$(58,274,201)	$-	$3,805,685	$5,813,275

Exercise of stock options and warrants, 132,737 shares issued in January 2005	1,013,127	10,131	2,484,387	-	-	-	-	394,185	2,888,703

Issuance of options to employees and directors	-	-	67,674	-	-	-	-	-	67,674

Issuance of warrant for services	-	-	263,850	-	-	-	-	-	263,850

Issuance of shares for prepayment of related party interest	264,036	2,640	1,541,734	(1,544,374)	-	-	-	-	-

Shares issuable for prepayment of related party interest, 448,768 issued in January 2005	-	-	-	(3,643,964)	-	-	-	3,643,964	-

Payments on notes receivable from stockholders	-	-	-	-	269,851	-	-	-	269,851

Reduction of note receivable in exchange for financing commitment	-	-	-	-	600,000	-	-	-	600,000

Accrued interest on notes receivable from stockholder	-	-	-	-	(14,387)	-	-	-	(14,387)

Beneficial pricing on conversion feature on convertible notes	-	-	156,610	-	-	-	-	-	156,610

Issuance of common shares issuable	820,082	8,201	3,797,484	-	-	-	-	(3,805,685)	-

Amortization of related party prepaid interest	-	-	-	800,063	-	-	-	-	800,063

Short swing profit	-	-	25,982	-	-	-	-	-	25,982

Comprehensive loss:

Net loss	-	-	-	-	-	(9,367,001)	-	-	(9,367,001)

Foreign currency translation adjustments	-	-	-	-	-	-	73,562	-	73,562

Total comprehensive loss	-	-	-	-	-	-	-	-	(9,293,439)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (con't) YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
COMMON STOCK		ADDITIONAL PAID-IN	PREPAID NON-CASH INTEREST TO RELATED	NOTES RECEIVABLE FROM STOCK-	ACCUM-ULATED	OTHER COMPRE-HENSIVE INCOME	COMMON STOCK	TOTAL STOCK-HOLDERS' EQUITY
SHARES	AMOUNT	CAPITAL	PARTY	HOLDERS	DEFICIT	(LOSS)	ISSUABLE	(DEFICIT)

Balance, December 31, 2004 (Restated -see Note 1)	35,326,436	$353,264	$69,384,146	(4,388,275)	$(241,462)	$(67,641,202)	$73,562	$4,038,149	$1,578,182

Issuance of options below fair market value to employees	-	-	22,000	-	-	-	-	-	22,000

Exercise of stock options and warrants	369,163	3,692	532,297		-	-	-	-	535,989

Issuance of warrant for services	-	-	164,187	-	-	-	-	-	164,187

Issuance of common shares, net of issuance costs of $103,539 and	499,965	5,000	2,496,961	-	-	-	-		2,501,961
fair value of investment right of $94,500

Payments on notes receivable from stockholders	-	-	-	-	249,105	-	-	-	249,105

Accrued interest on notes receivable from stockholder	-	-	-	-	(7,643)	-	-	-	(7,643)

Issuance of common shares issuable	581,505	5,815	4,032,334	-	-	-	-	(4,038,149)	-

Amortization of related party prepaid interest				916,877					916,877

Comprehensive loss:				-

Net loss	-	-	-	-	-	(14,024,639)	-	-	(14,024,639)

Foreign currency translation adjustments	-	-	-	-	-	-	148,755	-	148,755

Total comprehensive loss	-	-	-	-	-	-	-	-	(13,875,884)
Balance, December 31, 2005 (Restated-see Note 1)	36,777,069	$367,771	$76,631,925	$(3,471,398)	$-	$(81,665,841)	222,317	$-	$(7,915,226)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(14,024,639)	$(9,367,001)	$(9,516,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	—	345,030	—
Inventory reserve adjustment	351,377	(210,000)	516,382
Depreciation and amortization	728,383	575,391	393,302
Stock-based general and administrative expenses	186,187	931,524	1,985,720
Non-cash interest expense	1,430,506	791,036	583,672
Gain from revaluation of note purchase option and investment right liabilities	(754,374)	(412,374)	—
Gain from revaluation of warrants	(180,355)	—	—
Non-cash foreign currency translation gain	58,531	—	—
Accrued interest on notes receivable from stockholders	(7,643)	(14,387)	(72,427)
Gain on sale of fixed assets	(1,928)	—	—
Changes in operating assets and liabilities:
Accounts receivable	124,377	(491,553)	(117,530)
Inventory	65,214	(183,697)	(1,020,040)
Prepaids and other current assets	714,901	(411,437)	212,428
Other assets	50,337	(22,711)	156,079
Accounts payable	1,005,783	(261,890)	(1,154,946)
Accrued expenses and other current liabilities	577,484	214,806	470,799

Net cash used in operating activities	(9,675,859)	(8,517,263)	(7,562,938)

Cash flows from investing activities:
Purchase of property and equipment	(5,534,882)	(795,173)	(524,764)
Construction in progress	—	(950,627)	—

Net cash used in investing activities	(5,534,882)	(1,745,800)	(524,764)

Cash flows from financing actitivies:
Proceeds from issuance of short-term notes	987,316	—	792,500
Payment on short-term notes	(190,907)	—	(542,500)
Proceeds from the issuance of convertible notes	—	10,000,000	—
Payments on notes receivable from stockholders	249,105	269,851	402,500
Payments on convertible notes	—	—	(100,000)
Financing costs for convertible notes	—	(217,162)	—
Short swing profits	—	25,982	—
Proceeds from sales of common shares and warrants, net of fees	4,581,460	—	12,469,042
Proceeds from exercise of warrants and options	535,989	2,888,703	850,466

Net cash provided by financing activities	6,162,963	12,967,374	13,872,008

Net increase (decrease) in cash and cash equivalents	(9,047,778)	2,704,311	5,784,306

Effect of exchange rate changes on cash	2,792	23,271	—

Cash and cash equivalents at beginning of period	9,087,551	6,359,969	575,663
Cash and cash equivalents at end of period	$42,565	$9,087,551	$6,359,969

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
	2005	2004	2003
Supplemental disclosure of cash flow information:

Income taxes paid during the period	$2,300	$1,475	$—
Interest paid during the period	$1,002,740	$482	$45,319
Non cash financing activities:
Common shares issued upon conversion of interest and notes	$—	$—	$3,945,246
Discount on convertible notes due to purchase option liability	$—	$1,072,248	$—
Discount on convertible notes due to beneficial conversion feature	$—	$156,610	$—
Common shares issued or issuable for prepaid interest to related party	$—	$4,388,275	$—

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring operating losses and negative cash flows from operations. As of December 31, 2005, we had negative net working capital of $3,435,696 and an accumulated deficit of $81,665,841, with total stockholders’ deficit of $7,915,226.

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

Restatement

Subsequent to the issuance of our audited consolidated financial statements for the year ended December 31, 2005, we determined that prepaid non-cash interest to a related party should be reflected as a deduction from stockholders’ equity (deficit) instead of as an asset in accordance with the SEC staff’s view that “only notes or receivables that are received by a grantor in exchange for the issuance of fully vested, nonforfeitable equity instruments to a party unrelated to the grantor, and that are fully secured by specific assets other than the equity instruments granted can be classified in the grantor’s balance sheet as assets.” Therefore, we have restated our audited consolidated financial statements for the years ended December 31, 2005 and 2004 and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2005 through September 30, 2005. Previously reported operating results for those periods have not changed.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

The following tables outline the effects of the restatements described above for the periods that have been previously reported.

As of the years ended December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Prepaid non-cash interest to related party-current	$1,157,133	$-	$913,889	$-
Prepaid non-cash interest to related party-noncurrent	$2,314,265	$-	$3,474,386	$-
Total assets	$11,552,476	$8,081,078	$19,646,411	$15,258,136
Total stockholders' equity (deficit)	$(4,443,828)	$(7,915,226)	$5,966,457	$1,578,182

Unuaudited financial information as of the quarters ended:

	March 31, 2005		June 30, 2005		September 30, 2005
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Prepaid non-cash interest to	$1,037,005	$-	$1,157,133	$-	$1,157,133	$-
related party-current
Prepaid non-cash interest to	$3,182,115	$-	$2,892,831	$-	$2,603,548	$-
related party-noncurrent
Total assets	$16,664,847	$12,445,727	$13,072,404	$9,022,440	$13,170,461	$9,409,780
Total stockholders'	$3,982,229	$(236,891)	$729,593	$(3,320,371)	$37,036	$(3,723,645)
equity (deficit)

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

On January 7, 2004, we issued 142,360 common shares with a value of $800,063 as a prepayment of interest on the Argyle notes for the interest due for 2004. Prepaid interest was computed using the closing price of the shares on January 6, 2004 of $5.62. This amount is fully amortized at December 31, 2004. On March 4, 2004, we issued an additional 71,676 common shares with a value of $338,311 as a prepayment of interest on the Argyle notes for the period January 1, 2005 to June 30, 2005 (see Note 3). Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. On December 22, 2004, we issued an additional 50,000 shares, and 448,768 shares became issuable (and were issued in January 2005) as a prepayment of interest on the Argyle notes for the period from July 1, 2005 through December 31, 2008. These shares had a value of $4,049,964 based on the closing price of the shares of $8.12 on December 21, 2004. The total prepaid interest on the Argyle notes for the period January 1, 2005 through December 31, 2008 was $4,388,275 at December 31, 2004, which is classified as a deduction from stockholders' equity (deficit). At December 31, 2005, total prepaid interest is $3,471,398.

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

We paid interest on the Argyle notes by issuing 142,360 common shares with a market value of $354,476 in 2003, and 142,360 common shares with a market value of $800,063 in 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,768 common shares, as a prepayment of interest on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of December 31, 2005, total prepaid interest on the Argyle notes for the period January 1, 2006 to December 31, 2008 is $3,471,398 which is classified as a deduction from stockholders’ equity (deficit). If Argyle elects to convert the notes prior to the maturity date (December 31, 2008), Argyle will return the common shares representing unearned interest on those notes at the time of the conversion.

Interest expense includes non-cash interest expense of $283,196 in 2003, $728,780 in 2004 and $845,957 in 2005. The non-cash interest expense results from the beneficial conversion price of interest, which is convertible into common shares at $0.50 per share, and was computed as the excess of the market price of the shares issued for the interest over the calculated amount of interest due for the period.

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

The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The Senior Secured Convertible Notes are senior to notes that we issued to Argyle Capital Management Corporation, which is wholly owned by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer and a director based upon an Intercreditor Agreement. This Intercreditor Agreement precludes us from repaying the Arygle notes in cash or other property until the holders of our Senior Secured Convertible Notes have been repaid. The Intercreditor Agreement does not, however, preclude us from paying in either cash or shares, interest on the Argyle notes provided there has not been an event of default under the Senior Secured Convertible Notes, as defined in the agreement. Under the terms of the Intercreditor Agreement, Argyle maintains its rights to convert the Argyle notes to our common shares under the conversion terms of the Argyle notes, as described above, at any time. The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea. In addition, under the terms of the November 2004 Financing, we are prohibited from using the proceeds from the financing to repay debt or to pay dividends.

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

Our independent auditors have issued an attestation report on management's assessment of the company's internal control over financial reporting. Our independent registered public accountants, Odenberg, Ullakko, Muranishi & Co., LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K/A and have issued an attestation report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reorting. The attestation report on the audit of internal control over financial reporting and the report on the audit of the consolidated financial statements appear elsewhere in this Annual report on Form 10-K/A.

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
† Previously filed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February 2007.

SPATIALIGHT, INC.

By:	/s/ David F. Hakala
David F. Hakala
Chief Executive Officer, Principal Financial and Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Hakala	Chief Executive Officer,	February 13, 2007
David F. Hakala	Chief Operating Officer and a Director

*/s/JERILYN KESSEL	Director	February 13, 2007
Jerilyn Kessel

*/s/HERBERT EHRENTHAL	Director	February 13, 2007
Herbert Ehrenthal

*/s/ Claude Piaget	Director	February 13, 2007
Claude Piaget

*/s/ Robert C. Munro	Director	February 13, 2007
Robert C. Munro

Pursuant to Power of Attorney filed as Exhibit 24.1

/s/ David F. Hakala		February 13, 2007
David F. Hakala
(Attorney-in-fact)