Form 10-Q/A
period 2006-03-31
SPATIALIGHT INC
filed 2007-02-15
CIK 881468

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,482,616 common shares as of February 13, 2007.

Explanatory Note

This amendment to our Quarterly Report on Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on May 10, 2006 (“Original Filing”) for the purposes of reclassifying prepaid noncash interest to a related party from an asset to a deduction from stockholder's equity (deficit). The SEC staff has expressed the view that "only notes or receivables that are received by a grantor in exchange for the issuance of fully vested, nonforfeitable equity instruments to a party unrelated to the grantor, and that are fully secured by specific assets other than the equity instruments granted can be classified in the grantor's balance sheet as assets." As the prepaid noncash interest to a related party is not secured by specific assets, we are reclassifying $1,157,133 from current assets and $2,024,982 from noncurrent assets totaling $3,182,115 as of March 31, 2006 to a deduction from stockholders' equity (deficit). Additionally, we have modified footnote 7 with respect to the Argyle notes to clarify some of the terms of the November 2004 Intercreditor Agreement and details about prepaid interest with respect to these notes.

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

SPATIALIGHT, INC.
Quarterly Report on Form 10-Q/A
For the Quarter Ended March 31, 2006

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)	(Note 2)
	(Restated – Note 1)
Current assets
Cash and cash equivalents	$1,387,411	$42,565
Accounts receivable	167,436	139,676
Inventory, net	432,813	756,723
Prepaids and other current assets	367,700	255,157
Total current assets	2,355,360	1,194,121

Property, plant and equipment, net	6,844,010	6,813,520
Other assets	60,445	73,437
Total assets	$9,259,815	$8,081,078

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short term loans	$2,087,797	$572,025
Short term loan from a related party	86,250	224,384
Accounts payable	1,243,832	1,665,711
Fair value of warrants to purchase common stock	790,688	778,270
Accrued expenses and other current liabilities	1,709,087	1,389,427
Total current liabilities	5,917,654	4,629,817

Senior secured and related party convertible notes	10,451,106	10,340,113

Total liabilities	16,368,760	14,969,930

Commitments and contingencies

Temporary equity:
Common stock, subject to registration, $0.01 par value;
1,871,431 and 571,431 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively, net of
original value of warrants of $958,625 at both March 31, 2006 and
December 31, 2005 and issuance costs of $87,050 and $15,000
at March 31, 2006 and December 31, 2005, respectively	4,360,324	1,026,374
Total liabilities and temporary equity	20,729,084	15,996,304

Stockholders' equity (deficit):
Common stock, $.01 par value: 50,000,000 shares authorized;
37,327,069 and 36,777,069 shares issued and outstanding,
at March 31, 2006 and December 31, 2005, respectively	373,271	367,771
Additional paid-in capital	78,388,039	76,631,925
Prepaid non-cash interest to related party	(3,182,115)	(3,471,398)
Other comprehensive income	250,046	222,317
Accumulated deficit	(87,298,510)	(81,665,841)
Total stockholders' equity (deficit)	(11,469,269)	(7,915,226)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$9,259,815	$8,081,078

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

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
THREE MONTHS ENDED MARCH 31, 2006

	COMMON STOCK		ADDITIONAL PAID-IN	PREPAID NONCASH INTEREST TO	ACCUMULATED	OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	CAPITAL	RELATED PARTY	DEFICIT	INCOME	(DEFICIT)
Balance, January 1, 2006 (Restated – Note 1)	36,777,069	$367,771	$76,631,925	$(3,471,398)	$(81,665,841)	$222,317	$(7,915,226)

Exercise of stock options and warrants	50,000	500	39,745	-	-	-	40,245

Stock-based compensation expense	-	-	668,837	-	-	-	668,837

Issuance of common shares, net of issuance costs of $37,468	500,000	5,000	1,047,532	-	-	-	1,052,532

Amortization of related party prepaid interests	-	-	-	289,283	-	-	289,283

Comprehensive loss:

Net loss	-	-	-	-	(5,632,669)	-	(5,632,669)

Foreign currency translation adjustment	-	-	-	-	-	27,729	27,729

Total comprehensive loss	-	-	-	-	-	-	(5,604,940)

Balance, March 31, 2006 (Restated – Note 1)	37,327,069	$373,271	$78,388,039	$(3,182,115)	$(87,298,510)	$250,046	$(11,469,269)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In our management’s opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A (Amendment No. 2), which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2005. The interim results for the three month period ended March 31, 2006 are not necessarily indicative of results for the full fiscal year. The accompanying consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. As reported in our 2005 Annual Report on Form 10K/A (Amendment No. 2) filed with the SEC on February 13, 2007, we have suffered recurring operating losses and negative cash flows from operations. We have continued to suffer operating losses during the first three months of 2006. While we plan on raising additional capital, no assurance can be given that we will be able to raise sufficient funds to continue our operations. If we do not receive additional funds, we will be required to scale back or terminate operations and/ or seek protection under applicable bankruptcy laws. Additionally, as more fully described in Note 7, our Senior Secured Convertible Notes, maturing in November 2007, are held by four Noteholders. Two of the Noteholders have alleged that certain events of default under the Notes have occurred. We strongly dispute that any events of default have occurred that would allow the Noteholders to call the notes, and we plan to vigorously defend our position. We believe, after reviewing with outside counsel, with respect to each of the alleged events of default, that it is not probable that the Noteholders would prevail in calling the loans based on any of the alleged events of default; therefore, we have continued classifying the Notes as noncurrent liabilities in the accompanying balance sheet and have not accrued for the alleged redemption premiums and liquidated damages. However, should the Noteholders pursue their call for immediate redemption of the Notes, and prevail on their claim in a court of law, the Notes and related redemption premiums and liquidated damages would immediately become due and payable.

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

Restatement – At March 31, 2006, we have reclassified prepaid non cash interest to related party totaling $3,182,115 ($1,157,133 from current assets, $2,024,982 from non-current assets) to a deduction from stockholders' equity (deficit) in accordance with the SEC staff's view that "only notes or receivables that are received by a grantor in exchange for the issuance of fully vested, nonforfeitable equity instruments to a party unrelated to the grantor, and that are fully secured by specific assets other than the equity instruments granted can be classified in the grantor's balance sheet as assets." Previously reported operating results have not changed.

Note 3.	Liquidity

From inception through March 31, 2006, we have sustained recurring net losses from operations totaling approximately $87.3 million and at March 31, 2006, had total stockholders’ deficit of approximately $11.5 million and net negative working capital of approximately $3.6 million. During the three months ended March 31, 2006, we experienced a net cash increase of approximately $1.3 million. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares on January 12, 2006 at a purchase price of $2.62 per share and approximately $1.1 million that we received from the sale of 500,000 of our common shares on March 17, 2006 at a purchase price of $2.18 per share. The 500,000 shares sold in March were included in our Post-Effective Amendment No. 6 to Form S-3 "shelf" registration statement (File No. 333-122392), as post-effectively amended through February 14, 2006. Additional contributions came from the exercise of employee stock options. The funds from these financings were used to fund our operations for the first three months of 2006. Additionally, cash for the three months ended March 31, 2006 was provided by a Korean Won 1.5 billion (approximately $1.5 million) short-term loan obtained in March 2006 that was repaid in early April 2006. See Note 7 for further details of this loan. We recognized net losses for the three months ended March 31, 2006, of approximately $5.6 million.

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

We have stock compensation plans for employees and directors which are described in Note 6 to our consolidated financial statements in our 2005 Annual Report on Form 10-K/ A (Amendment No. 2) as filed with the SEC on February 13, 2007. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock compensation.

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

We paid interest on the Argyle notes by issuing 142,360 common shares with a market value of $354,476 in 2003, and 142,360 common shares with a market value of $800,063 in 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,768 common shares, as a prepayment of interest on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of March 31, 2006, total prepaid interest on the Argyle notes for the period April 1, 2006 to December 31, 2008 is $3,182,115 which is classified as a deduction from stockholders' equity (deficit) in the accompanying condensed consolidated balance sheets. If Argyle elects to convert the notes prior to maturity date (December 31, 2008), Argyle will return the common shares representing unearned interest on those notes at the time of the conversion.

Non-cash interest expense includes $271,463 and $151,335 for the three months ended March 31, 2006 and 2005 resulting from the beneficial conversion price of interest, which is convertible into common shares at $0.50 per share. This non-cash interest was computed as the excess of the market price of the shares issued for the interest over the calculated amount of interest due for the period.

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The Senior Secured Convertible Notes are senior to notes that we issued to Argyle, which, as noted above, is wholly owned by Robert A. Olins, our Chief Executive Officer, Secretary, Treasurer and a Director. The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea. In addition, under the terms of the November 2004 Financing, we are prohibited from paying cash dividends. Under the terms of the Intercreditor and Subordination Agreement with Argyle, we are precluded from repaying the Argyle notes in cash or other property until the Senior Secured Convertible Notes have been repaid, although interest on the Argyle notes may be paid in cash or shares at any time provided there has not been an event of default under the Senior Secured Convertible Notes, as defined in the agreement. The Argyle notes may be converted into our common shares in accordance with the conversion provisions detailed above.

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

If the Noteholders were entitled to call the Senior Secured Convertible Notes (a) the entire $10 million debt obligation can become due and payable immediately, including the redemption premiums and liquidated damages, and (b) we would, in accordance with FAS 78, “Classification of Obligations That are Callable by the Creditor”, classify the Notes as a current liability. We believe, however, that the alleged events of default of which Portside and Smithfield have given notice lack merit and would not entitle the Noteholders to the remedies that they are seeking. Therefore, we believe it is not probable the Noteholders would prevail in calling the Notes. As a result, in accordance with, FAS 5, “Accounting for Contingencies,” we have continued to classify the Senior Secured Convertible Notes as a long-term obligation in our balance sheet at March 31, 2006. The redemption premium and liquidated damages of $1.5 million and approximately $0.6 million, respectively, have not been accrued in our consolidated financial statements as of December 31, 2005 included in our Annual Report on Form 10-K/A (Amendment No. 2) for our fiscal year then ended or in the condensed consolidated financial statements as of March 31, 2006 included in this Form 10-Q/A. We refer you to Note 1 of our Notes to consolidated financial statements contained in that Form 10-K/A (Amendment No. 2) report for additional information regarding the accounting treatment of the Senior Secured Convertible Notes.

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

This Form 10-Q/A contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Part II Item 1A and those discussed in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) as filed with the Securities and Exchange Commission on February 13, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We are currently training our operators and supervisors in key processes and equipment familiarization. We recently completed the process of moving all of our manufacturing operations to South Korea, which included physically moving all manufacturing equipment that remained in California as of the end of 2005. As part of the transition to full-scale manufacturing, we experienced some manufacturing problems. These manufacturing problems have been principally attributable to external variables in the manufacturing environment including temperature, humidity and dust particle presence. The manufacturing problems have occurred during the alignment coating, glue application and cell lamination portions of our manufacturing process, which are highly susceptible to those external variables such as dust particle presence, temperature and humidity. Until recently, those portions of the manufacturing process were being carried out in our production facility in California. We have attempted to address our manufacturing problems by recently relocating these portions of our manufacturing process to our production facility in South Korea, where we believe that the combination of a new facility designed to our specifications and qualified manufacturing personnel provides us with more exacting controls over the external variables that can impact our manufacturing process. At our manufacturing facility in South Korea, in recent tests and production runs, it appears that we are no longer experiencing the production problems attributable to the external variables specified above. However, in April 2006 we experienced certain production problems that we believe are attributable to flaws in the silicon wafers used for our backplane that we obtained from our supplier. We are working with that supplier to attempt to remedy these flaws that we believe are causing the problems in our production. Potential difficulties in manufacturing process our LCoS Sets could have a material negative impact upon our results of operations as set forth under Business Risks and Uncertainties in Part II. Item 1A and under Risk Factors in our Annual Report on Form 10-K/A (Amendment No. 2) filed with the SEC on February 13, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had approximately $1.4 million in cash and cash equivalents, an increase of approximately $1.3 million from the December 31, 2005 balance of approximately $43,000. Our net working capital deficiency at March 31, 2006 was approximately $3.6 million compared to approximately $3.4 million at December 31, 2005.

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

SPATIALIGHT, INC.

Date: February 14, 2007	By:	/s/ David F. Hakala

Name: David F. Hakala Title: Chief Executive Officer, Principal Financial and Accounting Officer, Chief Operating Officer