Form 10-Q/A
period 2006-06-30
SPATIALIGHT INC
filed 2007-02-15
CIK 881468

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,482,616 common shares as of February 12, 2007.

Explanatory Note

This amendment to our Quarterly Report on Form 10-Q/A is being filed To amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on August 9, 2006 (“Original Filing”) for the purposes of reclassifying prepaid non-cash interest to a related party from an asset to a deduction from stockholder's equity (deficit). The SEC staff has expressed the view that "only notes or receivables that are received by a grantor in exchange for the issuance of fully vested, nonforfeitable equity instruments to a party unrelated to the grantor, and that are fully secured by specific assets other than the equity instruments granted can be classified in the grantor's balance sheet as assets." As the prepaid noncash interest to a related party is not secured by specific assets, we are reclassifying $1,157,133 from current assets and $1,735,699 from non-current assets totaling $2,892,832 as of June 30, 2006 to a deduction from stockholders' equity (deficit). Additionally, we have modified footnote 7 with respect to the Argyle notes to clarify some of the terms of the November 2004 Intercreditor Agreement and details about prepaid interest with respect to these notes.

Except for the items described above, no other information in the Original Filing is amended hereby, and this amendment does not reflect events occuring after the Original Filing or modify or update those disclosure affected by subsequent events. This Amendment continues to speak as of the date of the Original Filing, and does not modify or update any other item or disclosures in the Original Filing.

SPATIALIGHT, INC.
Quarterly Report on Form 10-Q/A
For the Quarter Ended June 30, 2006

Table of Contents

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of
	June 30, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Operations
	for the Three and Six Months Ended June 30, 2006 and 2005	5

	Condensed Consolidated Statement of Stockholders’ Equity
	(Deficit) for the Six Months Ended June 30, 2006	6

	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended June 30, 2006 and 2005	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	41

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	43

Item 1A.	Business Risks and Uncertainties.	43

Item 2.	Unregistered Sales of Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities.	47

Item 4	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	49

Item 6.	Exhibits and Reports on Form 8-K	49

	Signatures	50

PART I.	FINANCIAL INFORMATION
Item	1. Condensed Consolidated Financial Statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)	(Note 2)
	(Restated – Note 1)
ASSETS

Current assets
Cash and cash equivalents	$466,412	$42,565
Accounts receivable, net of $11,270 and $0 allowance for doubtful
accounts as of June 30, 2006 and December 31, 2005, respectively	60,645	139,676
Inventory, net	428,946	756,723
Prepaids and other current assets	399,012	255,157
Total current assets	1,355,015	1,194,121

Property, plant and equipment, net	6,757,900	6,813,520
Other assets	48,234	73,437

Total assets	$8,161,149	$8,081,078

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short term loans	$791,187	$572,025
Short term loan from a related party	-	224,384
Accounts payable	1,169,157	1,665,711
Fair value of warrants to purchase common stock	-	778,270
Accrued expenses and other current liabilities	1,232,489	1,389,427
Total current liabilities	3,192,833	4,629,817

Senior secured and related party convertible notes	10,562,100	10,340,113

Total liabilities	13,754,933	14,969,930

Commitments and contingencies

Temporary equity:
Common stock, subject to registration, $0.01 par value;
571,431 shares issued and outstanding, net of original fair value of warrants of $958,625 and issuance costs of $15,000
at December 31, 2005	-	1,026,374
Total liabilities and temporary equity	13,754,933	15,996,304

Stockholders' equity (deficit):
Common stock, $.01 par value:
50,000,000 shares authorized;
40,797,740 and 36,777,069 shares issued and outstanding,
at June 30, 2006 and December 31, 2005, respectively	407,977	367,771
Additional paid-in capital	89,212,044	76,631,925
Prepaid non-cash interest to related party	(2,892,832)	(3,471,398)
Other comprehensive income	282,118	222,317
Accumulated deficit	(92,603,091)	(81,665,841)
Total stockholders' equity (deficit)	(5,593,784)	(7,915,226)

Total liabilities, temporary equity, and stockholders' equity (deficit)	$8,161,149	$8,081,078

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue	$59,148	$41,149	$144,842	$138,908
Cost of revenue	1,602,014	89,044	3,150,344	158,888
Gross margin	(1,542,866)	(47,895)	(3,005,502)	(19,980)

Selling, general and administrative expenses (including stock-based general and administrative expenses of $976,156 and $8,250 for the three month periods ended June 30, 2006 and 2005, respectively, and $1,644,933 and $107,300 for the six month periods ended June 30, 2006 and 2005, respectively).	2,894,372	1,780,477	5,534,466	3,589,092
Research and development expenses	411,175	1,165,634	653,246	1,659,130

Total operating expenses	3,305,547	2,946,111	6,187,712	5,248,222

Operating loss	(4,848,413)	(2,994,006)	(9,193,214)	(5,268,202)

Other income (expense):
Interest expense:
Interest expense	(31,984)	(267,775)	(314,972)	(534,910)
Non-cash interest expense	(473,729)	(277,592)	(1,486,500)	(555,184)
Total interest expense	(505,713)	(545,367)	(1,801,472)	(1,090,094)

Gain from revaluation of note purchase option and investment right liabilities	-	6,537	-	657,772
Gain from revaluation of warrants	34,111	-	21,693	-
Foreign currency translation gain	7,780	-	12,353	-
Interest and other income	7,654	8,389	24,190	27,542

Total other income (expenses)	(456,168)	(530,441)	(1,743,236)	(404,780)

Loss before income tax expense	(5,304,581)	(3,524,447)	(10,936,450)	(5,672,982)

Income tax expense	-	-	800	-

Net loss	$(5,304,581)	$(3,524,447)	$(10,937,250)	$(5,672,982)

Net loss per share - basic and diluted	$(0.13)	$(0.10)	$(0.28)	$(0.16)

Weighted average shares used in computing
net loss per share- basic and diluted	40,122,993	35,965,774	39,356,858	35,892,277

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
SIX MONTHS ENDED JUNE 30, 2006

	COMMON STOCK		ADDITIONAL PAID-IN	PREPAID NONCASH INTEREST TO	ACCUMULATED	OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	CAPITAL	RELATED PARTY	DEFICIT	INCOME	(DEFICIT)
Balance, January 1, 2006 (Restated – See Note 1)	36,777,069	$367,771	$76,631,925	$(3,471,398)	$(81,665,841)	$222,317	$(7,915,226)

Exercise of stock options and warrants	50,000	500	39,745	-	-	-	40,245

Stock-based compensation expense	-	-	1,644,993	-	-	-	1,644,993

Issuance of common shares, net of issuance costs of $172,627	3,151,000	31,510	8,419,663	-	-	-	8,451,173

Issuance of common shares for interest andliquidated damages charges	248,240	2,482	698,479	-	-	-	700,961

Reclassification from temporary equity of October 2005 Financing shares upon effectiveness of registration statement, including $756,579 market value of warrants issued	571,431	5,714	1,777,239	-	-	-	1,782,953

Amortization of related party prepaid interest	-	-	-	578,566	-	-	578,566

Comprehensive loss:

Net loss	-	-	-	-	(10,937,250)	-	(10,937,250)

Foreign currency translation adjustment	-	-	-	-	-	59,801	59,801

Total comprehensive loss	-	-	-	-	(10,937,250)	59,801	(10,877,449)

Balance, June 30, 2006 (Restated – See Note 1)	40,797,740	$407,977	$89,212,044	$(2,892,832)	$(92,603,091)	$282,118	$(5,593,784)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In our management’s opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A - (Amendment No. 2), which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2005. The interim results for the six month period ended June 30, 2006 are not necessarily indicative of results for the full fiscal year. The accompanying consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

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

Restatement – At June 30, 2006, we have reclassified prepaid non-cash interest to a related party totaling $2,892,832 ($1,157,133 from current assets, $1,735,699 from non-current assets) to a deduction from stockholders' equity (deficit) in accordance with the SEC staff's view that "only notes or receivables that are received by a grantor in exchange for fully vested, nonforfeitable equity instruments to a party unrelated to the grantor, and that are fully secured by specific assets other than equity instruments granted can be classified in the grantor's balance sheet as assets." Previously reported operating results have not changed.

Note 3.	Liquidity

From inception through June 30, 2006, we have sustained recurring net losses from operations totaling approximately $92.6 million and at June 30, 2006, had total stockholders’ deficit of approximately $5.6 million and net negative working capital of approximately $1.8 million. During the six months ended June 30, 2006, we experienced a net cash increase of approximately $0.4 million. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares on January 12, 2006 at a purchase price of $2.62 per share and approximately $1.1 million that we received from the sale of 500,000 of our common shares on March 17, 2006 at a purchase price of $2.18 per share. Additional contributions came from the exercise of employee stock options. Additionally, cash for the three months ended March 31, 2006 was provided by a Korean Won 1.5 billion (approximately $1.5 million) short-term loan obtained in March 2006 that was repaid in early April 2006. See Note 7 for further details of this loan. In the second quarter of 2006, cash was primarily provided by the net proceeds of approximately $2.4 million that we received from the sale of 750,000 of our common shares on April 7, 2006 at a purchase price of $3.26 per share and approximately $1.6 million that we received from the sale of 601,000 of our common shares on June 6, 2006 at a purchase price of $2.80 per share. The funds from these financings were used to fund our operations for the second quarter of 2006. We recognized net losses for the six months ended June 30, 2006, of approximately $10.9 million.

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

We paid interest on the Argyle notes by issuing 142,360 common shares with a market value of $354,476 in 2003, and 142,360 common shares with a market value of $800,063 in 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,768 common shares, as a prepayment of interest on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of June 30, 2006, total prepaid interest on the Argyle notes for the period July 1, 2006 to December 31, 2008 is $2,892,832 which is classified as a deduction from stockholders' equity (deficit) in the accompanying condensed consolidated balance sheets. If Argyle elects to convert the notes prior to maturity date (December 31, 2008), Argyle will return the common shares representing unearned interest on those notes at the time of conversion.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-cash interest expense includes $542,926 and $302,670 for the six months ended June 30, 2006 and 2005 resulting from the beneficial conversion price of interest, which is convertible into common shares at $0.50 per share. This non-cash interest was computed as the excess of the market price of the shares issued for the interest over the calculated amount of interest due for the period.

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

If the holders of the Senior Secured Convertible Notes were entitled to call their notes (a) the entire $10 million debt obligation can become due and payable immediately, including the redemption premiums and liquidated damages, and (b) we would, in accordance with FAS 78, “Classification of Obligations That are Callable by the Creditor”, classify them as a current liability. We believe, however, that the alleged events of default of which Portside and Smithfield have given notice lack merit and would not entitle the noteholders to the remedies that they are seeking. Therefore, we believe it is not probable the noteholders would prevail in calling the Senior Secured Convertible Notes. As a result, in accordance with, FAS 5, “Accounting for Contingencies,” we have continued to classify the Senior Secured Convertible Notes as long-term obligations in our balance sheet at June 30, 2006. The redemption premium and liquidated damages of $1.5 million and approximately $0.6 million, respectively, have not been accrued in our consolidated financial statements as of December 31, 2005 included in our Annual Report on Form 10-K/A (Amendment No. 2) for our fiscal year then ended or in the condensed consolidated financial statements as of June 30, 2006 included in this Form 10-Q/A. We refer you to Note 1 of our Notes to consolidated financial statements contained in that Form 10-K/A (Amendment No. 2) report for additional information regarding the accounting treatment of the Senior Secured Convertible Notes.

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

This Form 10-Q/A contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in this Part II Item 1A and those discussed in the Company’s Annual Report on Form 10-K/A ( Amendment No. 2) as filed with the U.S. Securities and Exchange Commission on February 13, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Other Business Development

We are currently continuing to develop working relationships with prospective customers, located primarily in Japan and other parts of the Pacific Rim region. These prospective customers fall into two general categories: 1) television manufacturers and 2) light engine suppliers. We have provided samples of our LCoS Sets to certain of these prospective customers, but we do not have any formal agreements with these parties. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot assure that we will receive any purchase orders that will be binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under "Business Risks and Uncertainties" in Part II Item 1A and in the “Risk Factors” described in our Annual report on Form 10-K/A (Amendment No. 2) filed with the SEC on February 13, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had approximately $0.5 million in cash and cash equivalents, an increase of approximately $0.4 million from the December 31, 2005 balance of approximately $43,000. Our net working capital deficiency at June 30, 2006 was approximately $1.8 million compared to approximately $3.4 million at December 31, 2005.

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

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Restated Certificate of Incorporation*
4.2	Certificate of Amendment of Certificate of Incorporation of SpatiaLight, Inc.*
4.3	Bylaws*
10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*
10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*
10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004†
10.4	SpatiaLight 2006 Incentive Plan*
10.5	Securities Purchase Agreement among Spatialight, Inc. and Certain Purchasers dated as of August 9, 2006*
10.6	Registration Rights Agreement among Spatialight, Inc. and Certain Purchasers dated as of August 9, 2006 *
31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala
32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 14, 2007 SpatiaLight, Inc. By: /s/ David F. Hakala David F. Hakala Chief Executive Officer, Principal Financial and Accounting Officer