Form 10-K
period 2006-12-31
SPATIALIGHT INC
filed 2007-03-16
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
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
Yes ☐ No ☒

The aggregate market value for the registrant’s voting shares held by non-affiliates of the registrant, based upon the $2.30 per share closing sale price of the common shares on June 30, 2006, as reported on the Nasdaq Capital Market, was approximately $74,860,908. Common shares held by each officer and employee-directors and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons are deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2007, registrant had 47,773,092 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPATIALIGHT, INC.
FORM 10-K ANNUAL REPORT

PART I

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to risks and uncertainties, including, but not limited to, those discussed herein which are specific to the Company’s business, and in particular, those contained in “Item 1A - Risk Factors” that could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events and thus you should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 1. Business.

Description of Business

We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. Our current customers and prospective customers are original equipment manufacturers (OEMs) engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions and 3-dimensional near-to-eye display devices. Our products are also suitable for incorporation into other potential display applications including front projection systems, head mounted devices, rear projection computer monitors, wireless communication devices, portable games and digital assistants. Currently we are working with OEMs of high definition televisions, light engines for incorporation into high definition televisions, near-to-eye head mounted display devices, and micro-projectors for mobile electronics applications.

We were incorporated under the laws of the State of New York in 1989. Our executive offices are located at Five Hamilton Landing, Suite 100, Novato, California 94949. Our internet address is www.spatialight.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available at our internet address without charge under “Investors - SEC reports” as soon as reasonably practicable after we electronically file with or furnish such material to the SEC.

Technology and Products under Development

Our LCoS microdisplays are high-resolution liquid crystal displays. They are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. Our displays are also known as, and commonly referred to as, liquid crystal on silicon (LCoS), liquid crystal displays (LCD), active matrix liquid crystal displays and spatial light modulators.

We currently manufacture our T-3 LCoS Set which consists of three of our proprietary SpatiaLight imagEngine™ LCoS microdisplays and has a 1920 pixels by 1080 pixels configuration. We previously have manufactured and continue to have in inventory our T-1 LCoS Set model which has a 1280 pixels by 960 pixels configuration. Although we believe we can sell our T-1 LCoS Set model, we are focusing on manufacturing the T-3 model of our LCoS Sets (as opposed to the T-1 Sets) because we believe that the market demand for that higher resolution product will be significantly greater. The following table summarizes our sales revenue percentage by product for the past three years

	2006	2005	2004
LCoS (T-3) sets	96%	77%	5%
LCoS (T-1) sets	-	4%	42%
Light engine display units	-	1%	51%
Other (primarily supporting electronics)	4%	18%	2%
Total	100%	100%	100%

The image on a microdisplay can be projected onto a screen or other surface for individual or group viewing or used in a portable application that is viewed through a magnifying device similar to a viewfinder. Potential microdisplay applications include:

•	large-screen front and rear-projection television systems, in both high definition television format and standard television formats;
•	near-to-eye display devices for 3-dimensional viewing purposes;
•	large-screen rear-projection computer monitors in a variety of resolutions;
•	video projectors for applications such as presentations;
•	head-mounted displays which are used for virtual reality systems, defense, aerospace and gaming applications; and
•	other potential applications such as point of purchase displays, optical computing and data storage.

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

A typical liquid crystal display consists (along with other associated materials and processes) of liquid crystal material sandwiched between two pieces of glass, polarizers, color filters, a data signal and a light source. As the data signal is applied across the sandwich of the liquid crystals, the electric field created by this data signal causes the liquid crystals to tilt. This tilting, combined with the polarizers, makes each pixel change from opaque to transparent, thereby controlling either the transmission or reflection of light from each pixel.

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

Customers and Potential Customers

LG Electronics, Inc.

In March 2007, LG Electronics (LGE) verbally informed us of their intent to discontinue the production of rear projection television (RPTV) (both LCoS and DLP). We do not expect significant further sales to LGE, we are currently in negotiations with LGE related to an appropriate exit strategy, and are currently assessing the impact of this communication on our business.

In July 2004, we entered into an agreement with LGE providing for us to sell our T-3 LCoS Sets to LGE. There have been a number of subsequent modifications to our arrangements with LGE, most significantly with respect to a number of product specifications, as well as in timing of deliveries and quantities. The changes in the timing of deliveries and quantities to be delivered were, in part, a result of our attempts to respond to these product specification change requests and agreements.

In August 2005, we received a firm purchase order from LGE for its purchase from us of an aggregate minimum quantity of 9,300 LCoS Sets for the period July through December 2005, thereby reducing the initial purchase commitment set forth in our July 2004 agreement. We subsequently agreed with LGE, through a series of communications, that the initial purchase order for 9,300 LCoS Sets could be filled over a period of time that would extend beyond April 2006. While we continued to ship product throughout 2006, as noted above we do not expect to have significant shipments to LGE in 2007.

LGE commenced an initial consumer market rollout in Australia of a limited quantity of 71-inch LCoS televisions incorporating our LCoS Sets during the first quarter of 2006. The LG Electronics 71” LCoS television has received very positive feedback in Australia. LGE communicated to its U.S. distributors in the first quarter of 2006 that it had postponed its plans to introduce its 71” and 62” LCoS televisions into the U.S. marketplace. LGE had attributed this postponement to uncertainty regarding the timetable for the availability of sufficiently large supplies of our LCoS Sets to enable a significant product launch. We believe that delays in LGE’s initial product rollouts had been based upon revisions to our delivery schedule caused by LGE’s product specification changes and our problems in ramping up production that have occurred over time. However, our recent production deliveries to LGE have been of acceptable quantity and quality starting in the second quarter of 2006. In our manufacturing process we have recently made a transition from 100% testing of certain characteristics to sample testing. This removed a bottleneck and facilitates the production ramp up. LGE had previously informed us of their intent to expand distribution of product to the US and other markets. This has not occurred to date. LGE has been emphasizing flat panel TV’s and de-emphasizing their projection TV products. As noted above we do not expect to have significant shipments to LGE in 2007.

In 2005 and 2006, the majority of our product deliveries, which were in small quantities, were made to LGE. The loss of LGE as a customer could materially harm our future sales and results of operations; and our substantial dependence on one customer is subject to risks set forth under “Item 1A Risk Factors”.

Business in Taiwan

To date, we have delivered limited quantities of our T-3 LCoS Sets to a Taiwanese customer, ThinTek Optronics Corporation. A substantial portion of these product deliveries took place in 2005 and the first quarter of 2006. ThinTek has ordered quantities sufficient for pilot programs and sample products, but not enough to enable them to launch mass production of LCoS high definition televisions. On July 19, 2006, one of the parent organizations of ThinTek, United Microdisplay Optronics (UMO), announced that it was acquiring ThinTek. The acquisition was effective October 1, 2006. We understand that as part of this acquisition, ThinTek’s and UMO’s business models are under evaluation, and may tend to a more vertically integrated approach. For this reason, we have chosen to deal directly with a TV maker, Jiangxi Greatsource Display Tech Co., Ltd. (KHD) (in China), rather than ThinTek going forward.

Business in China

To date, we have delivered limited quantities of our microdisplay products to our Chinese customers. A substantial portion of these product deliveries occurred in 2004, with a smaller quantity delivered in 2005 and none in 2006. The quantities of our products delivered to our Chinese customers are sufficient only for engineering testing and pilot program purposes. To date, our Chinese customers have not ordered quantities of our products that would enable them to launch commercial sales of LCoS high definition televisions.

We have continuing business relationships with customers and prospective customers in China. Current Chinese prospective customers are at different stages in the development and product introduction processes, and their efforts are progressing at a slower rate than we originally anticipated. One of our original Chinese customers, Skyworth Display Limited, is selling televisions utilizing our display units incorporating our T-1 LCoS Sets into the Chinese educational market. However, we do not intend to sell any additional display units incorporating our T-1 LCoS Sets beyond those we currently have in inventory to Skyworth. Skyworth may, although we have no assurance that it will, elect to transition to products incorporating our T-3 LCoS Sets. We cannot provide assurance concerning the quantities of our products that we will sell to our Chinese customers and prospective customers in the future.

We have provided sample product to Jiangxi Greatsource Display Tech Co., Ltd. (KHD), a Chinese manufacturer of LCoS light engines and televisions that has received significant financing from the Chinese government. We supported KHD pilot evaluation runs with our personnel at their plant in China. Evaluations have identified a variety of non-SpatiaLight related product issues, mostly of driver board electronics origin, that are being addressed by KHD. KHD sent a delegation to review the capabilities of the SpatiaLight Korea, Inc. (SLK) facility, which has successfully occurred. KHD demonstrated an 85” commercial product at the January 2007 Consumer Electronics Show (CES) show employing our imagers. For a more detailed discussion of our business in Taiwan and China, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Prospective Customers

We are currently continuing to develop working relationships with prospective customers, located primarily in South Korea, Japan and other parts of the Pacific Rim region. These prospective customers fall into the following categories: 1) television manufacturers, 2) light engine suppliers, 3) head mounted display manufacturers, and 4) mobile electronics display device manufacturers. We have provided samples of our LCoS Sets to certain of these prospective customers, but we do not have any formal agreements with these parties as of December 31, 2006. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot provide assurance that we will receive any purchase orders that will be binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under “Item 1A Risk Factors”.

Marketing, Sales and Distribution

Our primary target for our product development efforts has been for high definition rear projection television. More recently we have taken steps to broaden the addressed market and have been developing single panel, field sequential color operation LCoS displays for applications such as head mounted displays and micro-projectors. These efforts have been facilitated by working with end system suppliers such as Deocom of South Korea in the case of head mounted displays, and with an international consortium of firms on the development of a micro-projector product.

Application and Markets

We are currently working with a number of OEM customers and prospective customers, located primarily in South Korea, Japan, Taiwan and China, to use our microdisplay products in their high definition television end product applications. We do not believe that designing, selling and distributing end products for these diverse markets is in our own best interests. In high volume applications, we currently are and expect to continue custom designing our microdisplay products to fit a specific manufacturer’s need for a specific product. Our LCoS Sets can be incorporated into a wide variety of products such as high definition televisions, rear-projection computer monitors, video projectors and head mounted displays. While our primary emphasis has previously been on high definition rear projection televisions (RPTV) we are now working with a number of customers who are active in new display market segments other than RPTV.

Our current strategy is to focus our resources and expertise on original equipment design (OED) of LCoS Sets and to work closely with high definition television OEMs, light engine OEMs, and OEMs of products such as head mounted displays and micro-projectors to market end products utilizing our microdisplays. We are therefore dependent upon these OEMs for the manufacturing, marketing and selling of these end products.

We have cooperatively worked with Foreal Spectrum (Foreal) of San Jose, California to develop an LED illumination/LCoS imager based light engine. A prototype of this engine was jointly demonstrated at the SpatiaLight suite in the MGM Grand during the January 2007 CES show. A second generation prototype will be available shortly that will address many issues existing in the first prototype. We expect that this product with its long life and other positive characteristics will be of interest to China TV makers as well as other commercial display makers.

We have recently signed a Joint Market Agreement with Foreal for the LCoS/ LED based light engine developed by Foreal. Full production volumes amongst the four customers targeted by the two companies are expected to be in the vicinity of twenty thousand sets per month.

We have also recently signed a Purchase Agreement with Deocom to supply LCoS imagers for use in head mounted displays (HMD). This agreement anticipates immediate shipments of samples for prototype and pre-production runs, followed by mass production later this year. We expect this market to grow significantly over time.

In January 2007, we entered into a Joint Development Agreement between SpatiaLight, SI Infocomm, and SCRAM Technologies for the development of a micro-projector prototype with the intent to produce this in volume starting in the fourth quarter of 2007.

Segment and Geographical Information

For the year ended December 31, 2006, 92% of our revenue was derived from LGE, located in South Korea. This customer made up 100% of our outstanding accounts receivable balance at December 31, 2006. For the year ended December 31, 2005, 73% and 12% of our revenue was derived from LGE and Thintek Optronics Corp, located in Taiwan, respectively. These two customers made up 84% of our outstanding accounts receivable balance at December 31, 2005. The remaining 15% of revenue in 2005 was derived from the sales of our LCoS Sets and related components to customers located in Hong Kong, China and the United States. For the year ended December 31, 2004, 47% and 43% of our revenue was derived from Skyworth TV Holding, Ltd. and Shanghai China Display Co., Ltd, both located in China. These two customers made up 90% of our outstanding accounts receivable balance at December 31, 2004. The remaining 10% of revenue in 2004 was derived from the sales of our LCoS Sets and related components to customers located in Hong Kong, Taiwan and South Korea.

Manufacturing and Supply

We completed construction of our South Korean manufacturing facility in January 2005. This facility serves as our central commercial manufacturing base. The facility began producing products for commercial sale in limited quantities in the second quarter of 2005. The facility is designed with the capacity, on full employment, to produce up to 28,000 LCoS Sets per month. The facility has been designed for expansion to a capacity of 120,000 LCoS Sets per month in several phases. We believe that the facility can be expanded in an efficient manner in the event that such expansion becomes necessary based upon increased or perceived increased demand for our products from our customers.

We completed the process of relocation of all of our manufacturing operations to South Korea in February of 2006. As part of the transition to full-scale manufacturing, we experienced a variety of manufacturing problems, most of which were due to environmental factors at our facility in Petaluma, California such as dust particles, temperature and humidity. At our manufacturing facility in South Korea, it appears that we are no longer experiencing the production problems attributable to the environmental issues specified above. However, early in the second quarter of 2006, we experienced certain other production problems, some of which we believe were principally attributable to flaws in the silicon wafers used for our backplane that we obtained from our supplier. Our supplier has transferred our wafer fabrication production line to a newer facility and processes have been slightly modified. Subsequent production verified improvement and increased stability.

In addition, we had, until recently, been testing all of our microdisplays for certain characteristics. We have now obtained solid statistics on a reasonable volume of product and have moved, as of July 31, 2006, to a sampling test mode for these characteristics. The testing of all of our microdisplays for certain characteristics had been providing a bottleneck to our LCoS Set delivery to LGE, which is now removed. While many issues have been addressed as indicated, the manufacturing process of our LCoS Sets is a complex process, and future problems could have a material negative impact upon our results of operations as set forth under “Risk Factors.”

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

Other key components include coated glass and flex circuitry. We currently obtain glass from Oerlikon (formerly Unaxis Optics), located in Liechtenstein. Our flex circuits are obtained from multiple sources located in Asia and the United States. We are subject to some supply fluctuations and there may be availability problems that arise. In all cases, we are attempting to find and qualify additional supply sources to mitigate supply risk, but this process is not complete.

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

In the market for head mounted displays and microprojectors, and other near-to-eye products, current competitors would include LCoS type displays from DisplayTech and Kopin as well as micro electrical mechanical systems (MEMS) based displays such as those supplied by Texas Instruments or Microvision.

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

Patents and Intellectual Property

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

We incurred research and development expenses of approximately $1,067,000 in 2006, $3,586,000 in 2005, and $2,306,000 in 2004. Research and development expenses are those costs incurred for personnel and experimental materials for the design and development of new products. We believe that the development of new products will be required to allow us to compete effectively and to achieve greater revenues than we have derived to date. As of December 31, 2006, we had 11 employees in the U.S. whose significant duties included research and development. We intend to continue our product development programs, focusing on increasing the display specifications including resolution, color and manufacturing processes. We believe that such developments will be required to exploit future markets.

Employees

As of December 31, 2006, we had 19 full-time employees and one part-time employee located in California. Full-time employment is divided among two functional areas with 11 in research and development and nine in management/ finance/ administration. As of December 31, 2006, we had 12 full-time employees classified as management/ finance/ administration in South Korea. We have eight engineers and 73 employees classified as manufacturing in South Korea. We consider our relations with our employees to be good.

Item 1A. Risk Factors.

We are confronted by serious liquidity concerns.

As of the date hereof, we have very limited financial resources. Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of cash in the future. In order to remain competitive, we must continue to make significant investments including further investments in research and development, equipment, and expansion of our facilities and production activities. Our $10,000,000 of Senior Secured Convertible Notes, issued in November 2004, are scheduled to mature on November 30, 2007. The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The last sale price of our common shares on the NASDAQ Capital Market on March 14, 2007, was $0.66 per share and we do not expect the Noteholders to exercise their conversion rights. As a result, we will be required to repay to the Noteholders the entire $10,000,000 principal amount of the notes on that maturity date.

Taking into account our current financial condition, we will require significant additional financing to satisfy our increasing working capital requirements in 2007 and thereafter. The report of our independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP, dated March 15, 2007 included in this Annual Report on Form 10-K raises substantial doubt with respect to our ability to continue as a going concern.

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

Holders of $9,000,000 principal amount of our Senior Secured Convertible Notes, issued in November 2004, have alleged that we have defaulted in the payment of the installment of interest due November 30, 2005. One of these holders has also alleged that we have defaulted in our failure to maintain the effectiveness of the registration statement relating to the shares of common stock issuable upon conversion of the Senior Secured Convertible Notes and that we have defaulted under the terms of the Senior Secured Convertible Notes by entering into certain types of debt financing transactions. These holders have demanded the immediate redemption of the principal amount of their Senior Secured Convertible Notes plus a redemption premium and other amounts. We do not believe that we have defaulted in the payment of interest on the Senior Secured Convertible Notes. We also believe that the registration statement has remained effective, that we have not entered into any debt financing transactions that would constitute a breach or failure in any material respect, and that we are otherwise in compliance with the relevant provisions of the Senior Secured Convertible Notes. At this date, we cannot predict what actions, if any, will be undertaken by any of the holders of the Senior Secured Convertible Notes, but we will contest any adverse actions as we believe that these allegations lack merit and would not entitle the holders of the Senior Secured Convertible Notes either to call such notes or to other remedies that they are seeking.

We have experienced significant manufacturing difficulties during the past year that have resulted in our manufacturing and shipping LCoS Sets in only limited commercial quantities. If we encounter further difficulties in manufacturing our products in larger quantities we may have difficulty meeting customer demands and our operating results could be significantly harmed by such difficulties.

We have experienced difficulties in manufacturing LCoS Sets during the past year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Status of Business with LG Electronics, Inc.” Although we believe that we have developed solutions to the past problems that allow us to achieve higher production and shipment volumes, because the manufacture of our LCoS Sets involves highly complex processes, technical problems may continue to arise as we manufacture our LCoS Sets and we cannot assure satisfactory manufacturing yields on a continuing basis or that we will be able to adequately ramp up volume production of our LCoS Sets.

Current and anticipated future purchase orders, which we cannot assure, will require us to produce greater quantities of LCoS Sets than we have produced in the past. Unanticipated future problems in manufacturing our LCoS Sets could cause additional production delays that might lead our current and prospective customers to seek other sources, which would negatively affect our operating results.

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

We currently obtain silicon backplanes, a vital component in our microdisplays, from a company in Taiwan, which is subject to potential instability because of Taiwan’s troubled relations with China. Unless we obtain an alternative source, any disruption or termination of our silicon backplane manufacturing source’s operation in Taiwan could significantly harm our operations. Early in the second quarter of 2006, the silicon wafers that we received from our supplier contained flaws that have materially harmed our manufacturing yields. See Item 1 “Business - Manufacturing and Supply.”

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

Our manufacturing operations were completely relocated from California to South Korea and the relocation of our manufacturing operations in South Korea may cause us to encounter one or more potential problems in our operations that could harm our business because of cultural or language differences, problems may arise in the training of, or communications with, our employees or the general operation of our manufacturing facility. These cultural or language differences may also create misunderstandings or the creation of inefficiencies in our operations. Furthermore, the geographic separation between our corporate offices in the United States and our principal manufacturing operation in South Korea could result in managerial or supervisory problems, which could lead to decreased quality controls and consequently materially harm our business.

We have been largely dependent on one customer, LG Electronics Inc., for our future revenues, and failure to expand our customer base or receive additional orders from our existing customer base will make us vulnerable to substantial loss of potential revenues.

In 2005 and 2006, almost all of our revenue has been derived from LG Electronics, Inc. (LGE). In March 2007, we were verbally informed by LGE of their intent to discontinue the production of rear projection televisions (both LCoS and DLP). We do not expect significant further sales to LGE. If we cannot diversify our customer base and derive increased revenues through additional purchase orders and product deliveries from customers other than LGE, we will be vulnerable to a substantial decline in anticipated revenues. Any such events could have a material adverse effect on our business, operations and financial condition and the value of our common shares could decline substantially.

We are the subject of an investigation by the staff of the SEC regarding the circumstances surrounding our filing of certain consents of BDO Seidman, LLP without requisite authorization and transactions in our securities by our former Chief Executive Officer.

We have been advised by the staff of the SEC that it is conducting an investigation into the circumstances surrounding our filing of certain consents of BDO Seidman LLP, our former independent accountant, without requisite authorization. The consents would have allowed us to incorporate by reference the reports of BDO Seidman LLP on our consolidated financial statements for the years ended December 31, 2002 and 2003 into two of our registration statements on Form S-3 (File Nos. 333-122391 and 333-122392) and each of the prospectuses constituting a part of such registration statements. Our current independent registered accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP (OUM), has since provided us with a new report with respect to each of the three years ended December 31, 2004 and we were not requested to amend or restate the financial statements contained in our annual reports on Form 10-K for any of the three fiscal years ended December 31, 2004 in connection with the issuance of OUM’s new report. We have also received notice that the SEC is investigating transactions in our securities by Mr. Robert Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director. We have been cooperating and intend to continue to cooperate with the SEC in connection with these matters. In addition, the audit committee of our Board of Directors has concluded a review and investigation of these matters. As of this date, we cannot determine whether we or our management will be adversely affected by these investigations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Developments” for further information concerning the circumstances underlying the SEC investigation and the audit committee investigation and report with respect to these matters.

We may be subject to lawsuits relating to our use of a registration statement that did not contain an authorized consent of BDO Seidman LLP.

As part of amendment numbers 5 and 6 to a registration statement (File No. 333-122391) registering shares for resale by certain selling shareholders and as part of amendment numbers 3 and 4 to a “shelf” registration statement (File No. 333-122392), we filed a consent of BDO Seidman LLP to incorporate by reference their report on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003. Although we received the requisite authorized consents from BDO Seidman LLP to the incorporation by reference of their report on the consolidated financial statements into these registration statements when initially filed and subsequent amendments thereto (and BDO Seidman LLP has not withdrawn these consents), we did not receive the requisite authorization from BDO Seidman LLP to file its consent as an exhibit to the penultimate and final amendments to the registration statement before it was declared effective. These amendments were filed with the SEC on July 27, 2005. Subsequently, our current independent registered public accountants, OUM, re-audited our consolidated financial statements for fiscal years 2003 and 2002. OUM has given its consent to incorporate by reference into the registration statement its report related to the 2002 and 2003 financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Developments.”

Following the filing in July 2005 of amendments containing the unauthorized consents referred to above, the staff of the SEC declared both of the registration statements effective and shares of our common stock were sold. In August 2005, we filed post-effective amendment number 1 to both of these registration statements (those post-effective amendments were subsequently withdrawn and replaced by additional post-effective amendments), which disclosed the filing of the unauthorized consents.

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

We may be subject to lawsuits relating to certain sales of our securities by our former Chief Executive Officer.

Our Audit Committee determined that Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director failed to report the sale of an aggregate of 70,556 of our common shares in August 2005 and February 2006 at sales prices ranging from $5.30 to $3.00. Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Mr. Olins has filed delinquent reports and disgorged $22,273 in “short-swing profits” that he realized from the sales. We have been advised by the SEC that they are investigating the transactions in our securities by Mr. Olins and an entity which he controls, and have received and responded to a request from the SEC requesting documentation relating to all transactions by Mr. Olins and the entity which he controls. We have no knowledge of any other transactions by Mr. Olins, or this entity, that would be a violation of the Securities Act or the Exchange Act. If the SEC determines that these or other transactions by Mr. Olins were a violation of the Securities Act, it is conceivable that such transactions could be imputed to us and the SEC could seek to impose remedies against us, or private individuals could file litigation against us for damages. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Developments”.

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

The Senior Secured Convertible Notes issued in November 2004 bear a 10% rate of interest per annum and are not prepayable, in whole or in part, prior to their maturity on November 30, 2007. Therefore, we do not have the ability to refinance the 2004 Senior Secured Convertible Notes with debt obligations bearing more favorable terms to us or out of the proceeds of an equity financing until their maturity date. We do have the right to force the conversion of the Senior Secured Convertible Notes into our common shares in the event that our common shares trade at or above $14.58 (150% of the $9.72 conversion price of the Senior Secured Convertible Notes) for twenty consecutive trading days. The last sale price of our common shares on March 14, 2007, was $0.66 per share and it is not likely that we will be able to exercise our conversion right prior to the maturity of the Senior Secured Convertible Notes.

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

We have incurred operating losses to date and have experienced cash shortages. For the fiscal year ended December 31, 2006 and 2005, we incurred net losses of approximately $19 million and $14 million, respectively. In addition, we had an accumulated deficit of approximately $101 million as of December 31, 2006. We expect additional losses as we continue spending for commercial scale production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

We may be subject to liability if we default on our obligations to raise additional capital as required in the purchase documents related to our private placement of common shares in August 2006.

Under the terms of the Securities Purchase Agreement dated August 9, 2006, as amended on October 25, 2006 (the “August 2006 Financing”), we must raise an additional $4,200,000 before April 15, 2007 (such date being the “Additional Financing Deadline”) or commence a subscription rights offering to our stockholders to purchase our common shares having an aggregate value of at least $14,200,000 (which amount may be reduced on a dollar for dollar basis for any financing we complete before the Additional Financing Deadline). Because of our existing covenants with the holders of our Senior Secured Convertible Notes, which requires us to seek their consent before we agree to enter into additional material indebtedness, we will most likely try to raise the $4,200,000 through the sale of additional common shares. We can offer no assurance that we will successfully raise $4,200,000 nor can we offer any assurance that we will issue subscription rights to our stockholders in the future. In connection with the August 2006 Financing, we also agreed, for a period of one year following the closing of the August 2006 Financing, to refrain from, directly or indirectly, offering or selling any debt security that is, at any time during the life of the debt security and under any circumstance, convertible into or exchangeable for our common shares, unless we receive prior written consent from a majority of the purchasers of the August 2006 Financing.

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

We currently have 11 full-time engineering personnel based in California working on microdisplays. We currently have eight full-time engineering and 73 full-time manufacturing personnel based in South Korea. This staffing creates significant operational and research and development costs that may not be recouped. Even if our current LCoS Sets become accepted and/or successful, we must continue to employ, and may increase in number, our engineering and manufacturing personnel to develop future generations of our microdisplays because of the rapid technological changes in our industry. As a result, we expect to continue incurring significant operational and research and development costs.

Geopolitical conditions or potential military conflicts between the United States or South Korea and North Korea may negatively impact our business.

We commenced producing products in our principal manufacturing operations in South Korea during the second quarter of 2005, and our largest customer, LGE, resides in South Korea. South Korea and North Korea are technically at war with each other, despite the mutually agreed upon existence of the Demilitarized Zone and the relative absence of physical conflict for several decades. Any escalation in the existing conflict between these countries or any commencement, or perceived commencement, of a military conflict between the United States or South Korea and North Korea, may limit our ability to effectively operate our manufacturing facility in South Korea and may also substantially limit our ability to sell products into South Korea because of the negative economic, physical or other destructive impact that such a conflict could have on our most important customer. Any such disruptions to our manufacturing operations and/or ability to consummate sales to a substantial customer could adversely affect the development of our business and our financial condition. The recent escalation in tension between the United States and North Korea, as a result of North Korea’s attempts to test certain of their missiles and nuclear devices, has not impacted our operations in South Korea, but we can provide no assurances that continued tension will not negatively affect our operations.

If the high definition projection television market does not continue to develop and if other potential markets for our products do not materialize, then our business will likely be significantly harmed.

High definition television programming has only recently become available to consumers, and widespread market acceptance, although anticipated, is uncertain at this time. The market demand for high definition televisions is considered contingent upon widespread acceptance of high definition television programming. Current trends in cable and satellite programming as well as availability of Blu-ray Disc™ and HD-DVD high definition pre-recorded media support the transition to high definition television. Our current sales and marketing efforts are focused on OEMs of high definition televisions and OEMs of light engines designed for incorporation into high definition projection televisions. Therefore, if the market for high definition televisions continues to grow and develop, but that the projection TV format (as opposed to flat panel display formats such as LCD TV and Plasma TV) does not maintain a large market share, then we will have difficulty selling our products for this application, which will have an adverse effect on our results of operations.

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

Even though in the past we have received purchase orders for our LCoS Sets and/or display units from LGE and from certain Chinese and Taiwanese OEMs, and may receive additional purchase orders from prospective customers, sales to manufacturers in the electronics industry are subject to severe competitive pressures, rapid technological change and product obsolescence. In addition, purchase orders received from our customers other than LGE are for limited quantities. Customers may, at any time, cancel purchase orders or commitments or reduce or delay orders, thereby increasing our inventory and overhead risks. Therefore, despite the purchase orders received from current customers and other purchase orders that we may receive from prospective customers, we cannot assure you that these orders will result in significant revenues to us.

If our customers’ products are not successful, our business would be materially harmed.

We do not currently sell any products to end-users. Instead, we design and manufacture various product solutions that our customers may incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers’ products. Any significant absence of, or slowdown in the demand for our customers’ products would materially harm our business.

Our dependence on the success of the products of our customers exposes us to a variety of risks, including our need to:

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

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include:

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

A portion of our costs is denominated in foreign currencies, including the Korean Won and the Euro. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. Dollar will affect our costs of goods sold and operating margins, and could result in exchange losses. We cannot fully predict the impact of future exchange rate fluctuations on our profitability. From time to time, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations, although we have not engaged in any such hedging activities to date. We cannot offer assurance that any hedging technique we may implement will be effective. If it is not effective, we may experience reduced operating margins.

Our operating results are subject to significant fluctuations.

Our results of operations have varied significantly from quarter-to-quarter and are likely to vary significantly in the future, making it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not meaningful and should not be relied upon as an indicator of our future performance. Some of the factors that cause our operating results to fluctuate include:

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

The market price of our common stock is highly volatile.

The market price of our common stock has been highly volatile, reflecting among other things reported losses, receipts of additional financing and investors' perceptions about our business prospects. Some research has shown that similar volatility in other companies correlates with initiation of class action securities lawsuits although to date we have not been a defendant in any such lawsuit. The trading price of our common shares in the future could continue to be subject to wide fluctuations in response to various factors, including:

•	quarterly variations in our operating results;
•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;
•	public announcements regarding our business developments;
•	changes in analysts' estimates of our financial performance;
•	sales of large numbers of shares of our common stock by our shareholders;
•	general conditions in the electronics industry; and
•	worldwide economic and financial conditions.

In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices for many high-technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations and other factors may adversely affect the market price of our common stock.

Future offerings of our common stock, or securities convertible into or exercisable for our common stock, could cause the market price of our common stock to decrease significantly, even if our business operations are performing well.

We could issue up to 108,134,848 additional shares of common stock under our current “Shelf” Registration Statement (Registration Number 333-137100) (subject to the number of authorized shares available), based on the price of our common stock on March 14, 2007 or $0.66 per share. This is more than double of the total number of shares of our common stock that were issued and outstanding as of March 14, 2007. Sales of these shares into the public market, or the perception that future sales of these shares could occur, might adversely affect the prevailing market price of our common stock in the near future. Furthermore, market perceptions regarding the likelihood that we will be required to issue and sell additional shares of our common stock in the near future to fund our ongoing operations, thereby diluting the ownership interests of current owners of our common stock, could have a material adverse effect on the market price of our common stock.

Our common stock may not be liquid.

Shares of our common stock are currently traded on The NASDAQ Capital Market. Our stockholders may find that it is more difficult to sell shares of our common stock than shares that are listed on The NASDAQ Global Market or The New York Stock Exchange. The trading volume of our common stock has historically been adversely affected by their limited marketability, but such volume has increased significantly in recent periods. Nevertheless, any substantial sales of our common stock may result in a material reduction in their market price, reflecting the volatility of the trading market for shares of our common stock.

If we lose our key personnel or are unable to attract and retain additional personnel, our ability to compete could be harmed.

Our development and operations depend substantially on the efforts and abilities of our senior management and qualified technical personnel. Our products require sophisticated production, research and development and technical support. The competition for qualified management and technical personnel is intense. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse affect on us particularly since currently we do not have any insurance policies in place to cover that contingency. Our success will depend upon our ability to attract and retain highly qualified scientific, marketing, manufacturing, financial and other key management personnel. We face intense competition for the limited number of people available with the necessary technical skills and understanding of our products and technology. We cannot assure you that we will be able to attract or retain such personnel or not incur significant costs in order to do so.

Our future success depends on our ability to protect our proprietary technology and our registered intellectual property.

We believe that our success depends in part on protecting our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality and assignment of inventions agreements from our employees, consultants, advisors and other contractual provisions, to establish and protect our intellectual property rights. If we are unable to protect our intellectual property from use by third parties, our ability to compete in the industry will be harmed, however, policing unauthorized use of our products and technology is difficult. Despite our efforts to protect our proprietary rights, we face the following risks:

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

In accordance with the rules prescribed by the SEC and the Sarbanes-Oxley Act of 2002, we must periodically assess the effectiveness of our internal controls over financial reporting. During our preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2006 and 2005, our management and our independent registered public accounting firm identified several material weaknesses in our internal controls over financial reporting. As of this date, the material weaknesses identified include the fact that our Audit Committee does not have a member who is deemed a “financial expert” as defined by the rules promulgated by the SEC, although a member of our audit committee has the level of financial sophistication that the rules of the National Association of Securities Dealers require. We lack qualified financial executive management to perform independent secondary reviews over complex and non-routine accounting matters. Additionally, we did not maintain a formal policy relating to the updating of standard costs and reviewing variances with actual costs, which affects the accounting for inventory. We may need to incur significant additional expenses to achieve compliance and we may incur other costs in connection with regulatory enforcement actions, any of which could negatively impact our business.

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

Although we have a 50 year 100% land lease payment exemption from the South Korean government for our South Korean facility, we could lose this land lease payment exemption in the event we lose our “high technology” certification.

In September 2004, we entered into a fifty year term lease with the Gyeongnam provincial government for 8.3 acres of undeveloped land in Jinsa, Gyeongnam province in South Korea. We leased the land for the purpose of constructing a state-of-the-art manufacturing facility with the anticipated capacity to meet mass production-scale demand from our customers and prospective customers. We have received a 100% land lease payment exemption because the land has been designated a “free economic zone” by the South Korean national government and the South Korean government also certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our “high technology” certification, which could increase the costs of operating the facility and format negatively impact our business. Additionally if we were to lose the lease, we might be required to donate the building to the South Korean government.

We have federal net operating losses which may expire before we can utilize them.

At December 31, 2006, the Company had a federal net operating loss carryforward of approximately $67.1 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforward following a “change of ownership.” The amount of the limitation is based on a statutory rate of return and the value of the corporation at the time of the change of ownership. Private placements and other sales of equity securities by the Company can cause a change of ownership either individually or in the aggregate. If a change of ownership occurs and an annual limitation is imposed, a portion of these carryforwards may expire before the Company is able to utilize them.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

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

Item 3. Legal Proceedings.

We are not currently involved in any material legal proceedings. We are a party to routine claims and lawsuits from time to time in the ordinary course of business. While the outcome of such ordinary course proceedings cannot be predicted with certainty, we believe that the resolution of any such matters individually or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.

We have received notices alleging events of default under the terms of the Senior Secured Convertible Notes (but for which we are not yet subject to legal proceedings) which we are contesting as more fully described under Item 7 - “Management’s Discussion and Analysis - Senior Secured Convertible Debt Financing” and Note 3 to the Consolidated Financial Statements.

We have received notice of an investigation by the SEC into the circumstances related to our filing of an unauthorized consent by BDO Seidman LLP in connection with certain registration statements and transactions in our common stock by Mr. Robert Olins, our former Chief Executive Officer and a former Director, and an entity he controls. No legal proceeding has been commenced against us and we are cooperating with the SEC in their investigation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Developments.”

In connection with his departure, Don Suh, our former Chief Executive Officer, has filed a claim against the Company alleging that the Company violated the Sarbanes-Oxley Whistleblower laws and is asking for severance of $250,000 plus a year’s worth of benefits. We do not believe that his assertions have merit but cannot predict the ultimate outcome of any potential litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

Trading in our common shares has been conducted on The Nasdaq Capital Market since May 24, 2000, under the symbol “HDTV.” Because we are traded on the Capital Market, our securities may be less liquid, receive less coverage by security analysts and news media and generate lower prices than might otherwise be obtained.

The following table sets forth, for the calendar quarters indicated, the range of high and low quotations for our common shares, as reported by Commodity Systems, Inc.

	Fiscal 2006
	High	Low

First Quarter	$3.71	$2.09
Second Quarter	3.99	2.00
Third Quarter	3.10	2.00
Fourth Quarter	2.45	1.32

	Fiscal 2005
	High	Low

First Quarter	$9.15	$4.45
Second Quarter	6.98	4.45
Third Quarter	6.46	3.90
Fourth Quarter	4.77	3.11

The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of March 14, 2007, there were approximately 496 holders of record of our common shares and the closing price per share was $0.66 as reported on the Nasdaq Capital Market. The common shares represent the only class of securities outstanding as of the date of this filing.

To date, we have not paid a dividend on our common shares. The payment of future dividends is subject to our earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant. Under the terms of the November 2004 Financing which is more fully described under Item 7 “Overview,” we are prohibited from paying cash dividends while the 2004 Senior Secured Convertible Notes issued in the November 2004 Financing remain outstanding. It is therefore unlikely that dividends will be paid in the foreseeable future.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on SpatiaLight, Inc.'s common stock relative to the cumulative total returns of the S & P 500 index, and a customized peer group of four companies that includes: Brillian Corp., Kopin Corp., Microvision Inc and Universal Display Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company's common stock, in the peer group, and the index on December 31, 2001 and its relative performance is tracked through December 31, 2006.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
SpatiaLight, Inc.	$100.00	$35.57	$76.71	$127.86	$49.57	$19.29
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	36.63	61.45	40.68	45.07	46.69

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options (Excluding Securities Reflected in Column (a))	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans (2006 Incentive Plan and 1999 Stock Option Plan) Approved by Security Holders	4,849,894	$3.42	5,204,166

Equity Compensation Plans (Outside the 2006 Incentive Plan and 1999 Stock Option Plan)	870,000	$1.50	0
Total	5,719,894		5,204,166
*For more information see Note 6 to the Consolidated Financial Statements.

Item 6. Selected Condensed Consolidated Financial Data.

The selected consolidated financial data as of, and for the periods ended, December 31, 2006, 2005, 2004, 2003, and 2002 presented below have been derived from the audited Consolidated Financial Statements of SpatiaLight. The selected financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein, in order to fully understand factors that may affect the comparability of the financial data presented below. Certain reclassifications have been made in the prior years to conform to current year presentation.

Statements of Operations:
	Year Ended December 31,
	2006	2005	2004	2003	2002
Revenue	$474,004	$237,724	$1,160,978	$221,252	$-

Gross margin	$(5,387,640)	$(1,519,365)	$178,696	$(487,068)	$(286,000)

Total operating expenses	$10,380,849	$11,027,836	$9,046,876	$8,308,470	$6,714,882

Net loss before cumulative effect of change in accounting principle	$(18,743,069)	$(14,024,639)	$(9,367,001)	$(9,516,377)	$(9,027,913)

Cumulative effect of change in accounting principle	$(223,993)	$-	$-	$-	$-

Net loss	$(18,967,062)	$(14,024,639)	$(9,367,001)	$(9,516,377)	$(9,027,913)

Net loss per share - basic and diluted:

Net loss per share before cumulative effect of change in accounting principle	$(0.46)	$(0.39)	$(0.27)	$(0.34)	$(0.37)

Cumulative effect of change in accounting principle	$(0.01)	$-	$-	$-	$-

Net loss per share	$(0.47)	$(0.39)	$(0.27)	$(0.34)	$(0.37)

Weighted average shares used in computing net loss per share- basic and diluted	40,717,579	36,375,068	34,154,057	28,173,770	24,578,226

Balance Sheet Data:	December 31,
	2006	2005	2004	2003	2002

Cash and cash equivalents	$220,256	$42,565	$9,087,551	$6,359,969	$575,663

Inventory, net	$423,075	$756,723	$1,173,314	$779,617	$275,959

Working capital (deficit)	$(12,893,640)	$(3,435,696)	$7,679,815	$6,228,782	$(807,891)

Total assets	$7,675,969	$8,081,078	$15,258,136	$8,349,696	$2,058,454

Secured convertible notes	$10,784,087	$10,340,113	$9,885,140	$1,155,000	$4,207,232

Total stockholders' equity (deficit)	$(7,408,668)	$(7,915,226)	$1,578,182	$5,813,275	$(4,373,806)

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

Overview

We are in the business of manufacturing high-resolution LCoS microdisplays. Our current customers are original equipment manufacturers (OEMs) engaged in the business of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Our products are also suitable for incorporation into other potential display applications including front projection systems, rear projection computer monitors, head mounted displays, micro-projectors, wireless communication devices, portable games and digital assistants, and we are now currently working with OEMs on some of these products.

Status of Business with LG Electronics, Inc.

In March 2007, LG Electronics (LGE) verbally informed us of their intent to discontinue the production of rear projection television (RPTV) (both LCoS and DLP). We do not expect significant further sales to LGE, are currently in negotiations with LGE related to an appropriate exit strategy, and are currently assessing the impact of this communication on our business.

In July 2004, we entered into an agreement with LG Electronics (LGE) providing for us to sell our T-3 LCoS Sets to LGE. Our supply agreement with LGE provides that we will be their exclusive supplier of three-chip LCoS microdisplay products for twelve months beginning from the date that we commenced shipments under that agreement. Our agreement provides that LGE will have the exclusive right in South Korea to purchase microdisplay products based on our T-3 LCoS Sets from us for the twelve months beginning from the date that we commenced shipments under that agreement. In July 2005, we commenced delivering a limited quantity of commercial production LCoS Sets to LGE. Under the July 2004 agreement, LGE agreed to purchase from us a minimum of 21,000 LCoS Sets during an initial six-month delivery period, which was originally scheduled to commence in January 2005, subject to LGE's completion of pre-production requirements. Our July 2005 product delivery to LGE included a smaller quantity of LCoS Sets than was originally contemplated under the July 2004 agreement for the first delivery month. We delivered those LCoS Sets in July 2005 based upon our expectation that in the immediate future we would receive a firm purchase order from LGE.

In August 2005, we received a firm purchase order from LGE for its purchase from us of an aggregate minimum quantity of 9,300 LCoS Sets for the period July through December 2005. In October 2005, we publicly announced that we had received the formal written qualification letter from LGE stating that we have met certain agreed upon technical specifications (which had been the subject of prior informal approval in July 2005). We later agreed with LGE to move the initial six-month delivery period to November 2005 through April 2006. We subsequently agreed with LGE, through a series of communications, that the initial purchase order for 9,300 LCoS Sets may be filled over a period of time that extended beyond April 2006. This revised schedule had been based primarily upon changing expectations about our production output capacity and would have allowed us to conduct a focused ramp up of our LCoS Set production in South Korea.

Although we have been have been delivering a limited quantity of production LCoS Sets to LGE since July 2005, our delivery ramp up has been slower than expected due to LGE’s product specification changes and problems that we have experienced in ramping up our manufacturing volumes. We have addressed our manufacturing problems by relocating the final portions of our manufacturing process to our production facility in South Korea, where we believe that the combination of a new facility designed to our specifications and highly qualified personnel provides us with more exacting controls over the external variables that can impact our manufacturing process.

Our entire manufacturing operations are now conducted at the facility in South Korea. The transfer of those specific portions of the process caused a delay in manufacturing operations early in 2006 while production equipment was physically transferred from California to South Korea and South Korean employees were being trained to use that equipment. The final phase of this transition occurred during the first quarter of 2006. We believe that having manufacturing take place in one location allows us to maintain a higher level of quality controls over LCoS Set production, which we expect will improve our ability to produce sufficient quantities of LCoS Sets to meet future quantity demands from current and prospective customers. The potential negative impact upon our results of operations that could be caused by additional difficulties in manufacturing our LCoS Sets are described under Risk Factors Item 1A.

LGE commenced an initial consumer market rollout in Australia of a limited quantity of 71-inch LCoS televisions incorporating our LCoS Sets during the first quarter of 2006. While we continued to ship product throughout 2006, as noted above, LGE intends to discontinue production of RPTVs and therefore we do not expect significant shipments in 2007 or beyond.

In 2005 and 2006, the majority of our product deliveries, which were in small quantities, were made to LGE. Since the third quarter of 2006, we have been in a position to supply LGE’s requirements with quality product meeting all agreed upon specifications. The loss of LGE as a customer could significantly harm our future sales and results of operations; and our historical substantial dependence on one customer is subject to risks set forth under Item 1A Risk Factors.

Status of Business in Taiwan

To date, we have delivered limited quantities of our T-3 LCoS Sets to a Taiwanese customer, ThinTek. A substantial portion of these product deliveries occurred in 2005. ThinTek has ordered quantities sufficient for pilot programs and sample products, but not enough to enable them to launch mass production of LCoS high definition televisions. We have continuing business relationships with customers and prospective customers in Taiwan, including ThinTek. We made small shipments of T-3 LCoS Sets to ThinTek during 2005 and the first quarter of 2006. On July 19, 2006, one of the parent organizations of ThinTek, United Microdisplay Optronics (UMO), announced that it was acquiring ThinTek. The acquisition was effective October 1, 2006. We understand that as part of this acquisition, ThinTek’s and UMO’s business models are under evaluation, and may tend toward a more vertically integrated approach. For this reason, we have chosen to deal directly with a TV maker, Jiangxi Greatsource Display Tech Co., Ltd. (KHD) (in China), rather than ThinTek going forward.

Status of Business in China

To date, we have delivered limited quantities of our microdisplay products to our Chinese customers. A substantial portion of these product deliveries occurred in 2004, with a smaller quantity delivered in 2005 and none in 2006. The quantities of our products delivered to our Chinese customers are sufficient only for engineering testing and pilot program purposes. To date, our Chinese customers have not ordered quantities of our products that would enable them to launch commercial sales of LCoS high definition televisions.

We have provided sample product to Jiangxi Greatsource Display Tech Co., Ltd. (KHD), a Chinese manufacturer of LCoS light engines and televisions that has received significant financing from the Chinese government. We supported KHD pilot evaluation runs with our personnel at their plant in China. Evaluations have identified a variety of non-SpatiaLight related product issues, mostly of driver board electronics origin, that are being addressed by KHD. KHD sent a delegation to review the capabilities of the SpatiaLight Korea, Inc. (SLK) facility, which has successfully occurred. KHD demonstrated an 85” commercial product at the January 2007 CES show employing our imagers. At this time, we do not have any purchase orders from KHD. We cannot provide assurance concerning the quantities of our products that we will sell to our Chinese customers and prospective customers in the future.

Market Strategy for Taiwan and China

Although our Chinese and Taiwanese customers' progression from product prototyping to mass production has been far slower than we had anticipated, we remain positive about our business prospects in China and Taiwan and the potential for China and Taiwan to become large markets for us. We currently believe that Chinese and Taiwanese television manufacturers tend to apply a market strategy of following the successful business models of global television manufacturing leaders, rather than acting as leaders themselves in terms of introducing new technologies to the marketplace. We therefore believe that if the LCoS technology gains greater acceptance in the high definition television marketplace, and if industry leaders, such as Sony, JVC and LGE, present their LCoS based televisions to the worldwide consumer markets in a prominent fashion, it will then be more likely that the Chinese and Taiwanese television manufacturers will follow these business models and ramp up their own lines of LCoS high definition televisions. We believe that our present course of continuing to transact business with major Chinese and Taiwanese television manufacturers is positioning us to be a leading LCoS supplier in China and Taiwan in the future.

Other Business Development

We are currently continuing to develop working relationships with prospective customers, located primarily in South Korea, Japan and other parts of the Pacific Rim region. These prospective customers fall into the following categories: 1) television manufacturers, 2) light engine suppliers, 3) head mounted display manufacturers, and 4) mobile electronics display device manufacturers. We have provided samples of our LCoS Sets to certain of these prospective customers, but we do not have any formal agreements with these parties as of December 31, 2006. While we have made significant progress with respect to product integration and negotiating purchase orders with certain of these prospective customers, we cannot provide assurances that we will receive any purchase orders that will be binding on any of these companies for their purchase of our products in the near future. Even assuming that we receive purchase orders that are binding on the prospective customers, these orders and our sales to these customers and to our existing customers are subject to certain contingencies described under Risk Factors in Item 1A.

We have recently signed a Joint Market Agreement with Foreal for the LCoS/ LED based light engine developed by Foreal. Full production volumes amongst the four customers targeted by the two companies are expected to be in the vicinity of twenty thousand sets per month.

We have also recently signed a Purchase Agreement with Deocom to supply LCoS imagers for use in head mounted displays (HMD). This agreement anticipates immediate shipments of samples for prototype and pre-production runs, followed by mass production later this year. We expect this market to grow significantly over time.

In January 2007, we entered into a Joint Development Agreement between SpatiaLight, SI Infocomm, and SCRAM Technologies for the development of a micro-projector prototype with the intent to produce this in volume starting in the fourth quarter of 2007.

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

During 2006, we installed additional manufacturing and related equipment in the facility and trained our operators and supervisors in key processes and equipment familiarization. We completed the process of moving all of our manufacturing operations to South Korea in the first quarter of 2006, which included physically moving all manufacturing equipment that remained in California as of the end of 2005. As part of the transition process, we experienced some manufacturing problems as the line was set up and restarted in Korea. The manufacturing problems have occurred during the alignment coating, glue application and cell lamination portions of our manufacturing process. We addressed our manufacturing problems in the transition of these portions of our manufacturing process to our production facility in South Korea, and we believe that the combination of a new facility designed to our specifications and highly qualified personnel provides us with more exacting controls over the external variables that can impact our manufacturing process. In addition to addressing some continuing specification change request issues with LGE, we completed the transition of these key processes to the South Korean plant. Since the third quarter of 2006, we have been in position to manufacture adequate quantities of high quality product meeting all agreed upon specifications. While we cannot provide any assurances against unexpected delays, we believe our manufacturing facility in South Korea can now successfully manufacture on a basis consistent with the anticipated demand for our products. Potential unexpected difficulties with our manufacturing process in South Korea could have a material negative impact upon our results of operations as set forth under Risk Factors in Item 1A.

Business Strategy

In reviewing the risk factors for our business, it is clear that there are some overriding concerns and issues. One of these is the high level of focus and reliance in recent periods on one customer, LGE. Another factor is that our product focus has been on the high definition rear projection television (RPTV) application. While we certainly continue to work for success with the RPTV product, we also need to manage the risks inherent in this situation.

For these reasons, we have taken the following initiatives:

•	Find additional Tier 1 customers for the RPTV product (strong focus on adding at least one other customer).
•	Complete an agreement with at least one and preferably two China TV manufacturers.
•
Improve the competitiveness of LCoS based microdisplay products by working with firms involved in LED and laser diode light sources (instead of the standard high pressure mercury arc lamp light source).

•	Engage in new product development for applications other than RPTV (including Near-To-Eye (NTE) displays such as Head Mounted Displays (HMD) and micro-projector products).

We are currently offering one core product, our T-3 LCoS Set, with a 1920 pixels by 1080 pixels configuration, to our customers and prospective customers, all of whom are located primarily in Asia. Our LCoS Set is comprised of three of our proprietary SpatiaLight imagEngine™ LCoS microdisplays. They are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. Our displays are also known as, and commonly referred to as, liquid crystal on silicon (LCoS), liquid crystal displays (LCD), active matrix liquid crystal displays and spatial light modulators. For applications such as large screen RPTV, the LCoS cell (T3P) is designed for a three panel configuration for maximum brightness. We are working to find a solution using the LGE light engine platform that will allow other customers quick market entry. We are focusing on manufacturing the T-3 model of our LCoS Sets (as opposed to our old T-1 LCoS Set with a resolution of 1280 pixels by 960 pixels) for projection TV applications because we believe that the market demand for the higher resolution product will be significantly greater. A new smaller diagonal product (T4P) which will still maintain the high resolution of 1920 pixels by 1080 pixels completes development, we will introduce that to allow lower price points in conjunction with smaller screen sizes (50” to 60” for T4P as opposed to 60” + for T3P).

We are also working cooperatively with firms such as Foreal Spectrum (Foreal) of San Jose, California, to jointly provide a solid state light source based LCoS light engine solution. The long lifetime of these solid state light sources is attractive to both the consumer and commercial display maker when compared to the standard high pressure mercury arc lamp. In the case of laser diode sources, the low angular divergence of the light source facilitates the optical system design enabling thin cabinets with form factors approaching those of plasma TV’s at much lower weight.

We have recently signed a Joint Market Agreement with Foreal for the LCoS/ LED based light engine developed by Foreal. Full production volumes amongst the four customers targeted by the two companies are expected to be in the vicinity of twenty thousand sets per month.

We have previously announced a Memorandum of Understanding (MOU) working with Deocom of South Korea on Head Mounted Displays using initially our T-3 imager in a full HD mode. We expect our cooperative efforts to lead to some product sales in the short term and a growing commercial and consumer market. We have also recently signed a Purchase Agreement with Deocom to supply LCoS imagers for use in head mounted displays (HMD). This agreement anticipates immediate shipments of samples for prototype and pre-production runs, followed by mass production later this year. We expect this market to grow significantly over time.

We have also announced an MOU between SpatiaLight, SI InfoComm and SCRAM Technologies for the joint development of a micro-projector, a new category of product targeted at mobile electronics driven applications.

We believe we have a solid core technology that can be used to meet the needs of a number of large and potentially high growth market segments. We believe that the manufacturing competence we have established at SpatiaLight Korea gives us a base from which to supply our current and future customers. To help us match these technical possibilities and capabilities successfully with market needs, we have established a new business development function operating out of Seoul, South Korea, that has already paid dividends in some of the agreements mentioned above.

Recent Equity Financing

February 2007 Financing

On February 23, 2007, when the price of our common stock was $1.31, we sold to five institutional buyers that participated in the November 2006 Financing, an aggregate of 2,190,477 of our common shares at a purchase price of $1.05 per share. In addition, we issued 600,000 common shares, valued at $786,000, as a fee to obtain a one-time waiver of contractual prohibitions under the November 2006 Financing against offering shares of our common stock for less than $1.30 per share. We received aggregate proceeds of $2.3 million, before issuance costs, from the sale of these shares, which will be used for working capital and other corporate purposes. We made the sale pursuant to our “shelf” registration statement on Form S-3 (File No. 333-137100), which was declared effective by the SEC on February 14, 2007.

November 2006 Financing

On November 29, 2006, when the price of our common stock was $1.76, we issued and sold 2,400,000 of our common shares in a private placement to three institutional investors (the “November 2006 Financing”). The transaction included the issuance of warrants to purchase 4,872,000 common shares with an exercise price of $1.75 per share exercisable within five years from the date of issuance. The purchase price of the common shares was $1.25 per share. The common shares and warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We received approximately $3.0 million in proceeds, before cash-based issuance costs of $180,000, from the sale of these shares, which was used for working capital and other general corporate purposes, including the repayment of certain short-term debt obligations. We have not yet filed a registration statement on Form S-3 relating to the resale of these shares issued and issuance of the shares issuable upon the exercise of the warrants in the November 2006 Financing. Since this registration statement will be filed more than 30 days after, and will be declared effective more than 90 calendar days after November 29, 2006, we may be required to pay partial liquidated damages of $60,000 per month, subject to a maximum amount of $720,000 from December 29, 2006 until the registration statement is declared effective. Once the registration statement is declared effective, we are required to maintain effectiveness of the registration statement until all shares covered by it have been sold or may be sold without volume restrictions pursuant to Rule 144(k).

September 2006 Financing

On September 26, 2006, when the price of our common stock was $2.20, we sold 270,270 of our common shares in a private placement to certain institutional investors (the “September 2006 Financing”) that have previously purchased our common shares in private transactions on several occasions and are currently stockholders of our Company. The purchase price of the common shares was $1.85 per share. The transaction included the issuance of warrants to purchase 89,189 common shares with an exercise price of $2.25 per share exercisable within five years from the date of issuance. We received $500,000 in gross proceeds, before cash-based issuance costs of $17,500, from the sale of these shares, which were used for working capital and other general corporate purposes. We have not yet filed a registration statement on Form S-3 relating to the resale of these shares issued and the issuance of shares issuable upon the exercise of the warrants in the September 2006 Financing. Since this registration statement will be filed more than 30 days after, and will be declared effective more than 90 calendar days after September 26, 2006, we may be required to pay partial liquidated damages of $10,000 when each of these dates occur and an additional 1% or $5,000 for each month thereafter to a contractually defined maximum of 12% of the aggregate purchase price or $60,000 from October 26, 2006 until the registration statement becomes effective. Once the registration statement is declared effective, we are required to maintain effectiveness of the registration statement until the shares covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k).

August 2006 Financing

On August 9, 2006, when the price of our common stock was $2.60, we issued 761,500 of our common shares in a private placement to an institutional investor (“August 2006 Financing”). The purchase price of the common shares was $2.25 per share. We received approximately $1.7 million in gross proceeds, before issuance costs, from the sale of these shares, which were used for working capital and other general corporate purposes. The common shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We paid $110,000 to our former Executive Vice President of Strategic Planning to facilitate this transaction, which were costs directly related to the transaction, and recorded as a reduction of the gross proceeds. We are required under a registration rights agreement to file a registration statement for the resale of the shares within 30 calendar days from the closing date and have the registration statement declared effective no later than 90 calendar days after the closing date. The registration rights agreement provides that if we do not meet the above deadlines, we may be required to pay an amount equal to 1.5% of the aggregate purchase price or $25,700 as partial liquidated damages when each of these dates occur and an additional $25,700 for every 30 days thereafter for up to six months. After six months, the percentage increases to 2.5% or $42,800 for each additional 30 days with no contractual maximum. Once the registration statement is effective, we are required to maintain effectiveness of the registration statement until the shares covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k). The institutional investor has waived any claim for liquidated damages based on the failure to file a registration statement within the time required until a reasonable time after the effectiveness of our universal shelf registration statement on Form S-3 (Registration No. 333-137100), which was declared effective by the SEC on February 14, 2007.

As part of the August 2006 Financing, we agreed to file a “shelf” registration statement covering subscription rights of at least $20,000,000 (the “Required Rights Offering”) to be offered to the holders of our common stock unless we raised at least $10,000,000 in additional financing between August 9, 2006 and 30 days after the effective date of the registration statement. On October 25, 2006, these requirements were amended to (i) extend the Additional Financing Deadline by 30 days if we raised at least $1,000,000 in additional financing; (ii) extend the Additional Financing Deadline by 30-60 days if we raised between $3,000,000 and $5,000,000 in additional financing; (iii) extend the Additional Financing Deadline by 60 days and reduce the Required Rights Offering pro rata if we raised more than $5,000,000 in additional financing. As of March 15, 2007, we have raised $5,800,000 in additional financing, the Required Rights Offering has been decreased to $14,200,000 and the Additional Financing Deadline has been extended to May 15, 2007.

Because of our existing covenants with the holders of our Senior Secured Convertible Notes, which requires us to seek their consent before we agree to enter into additional material indebtedness, we will most likely try to raise the above-mentioned monies through the sale of additional common shares. We can offer no assurance that we will successfully raise all or any part of the $4,200,000 mentioned above, nor can we offer an assurance that we will issue subscription rights to our shareholders in the future. At present, we are considering all of our options and have not definitively determined how or whether we will raise all or a part of the $4,200,000 which would allow us to avoid our obligation to make an offering of subscription rights to purchase our common shares. In connection with the August 2006 Financing, we have also agreed, for a period of one year following the closing of the August 2006 Financing, to refrain from, directly or indirectly, offering or selling any debt security that is, at any time during the life of the debt security and under any circumstance, convertible into or exchangeable for our common shares, unless we receive prior written consent from a majority of the purchasers of the August 2006 Financing.

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

June 2006 Financing

On June 5, 2006, when the price of our common stock was $2.59, we sold to certain institutional buyers, each of which is managed by Wellington Management Company, LLP, an aggregate of 601,000 of our common shares at a price per share of $2.80, for an aggregate purchase price of approximately $1.7 million. We made the sale pursuant to a Post-effective Amendment to a “shelf” registration statement on Form S-3 (File No. 333-122392), which was declared effective by the SEC before this transaction, and which was amended by a registration statement on Form S-3 MEF (File No. 333-134626) filed by us on May 31, 2006. These funds were used for working capital and other general corporate purposes.

April 2006 Financing

On April 7, 2006, when the price of our common stock was $3.89, we sold 750,000 of our common shares at a purchase price of $3.26 per share to three institutional purchasers. Those shares were registered in our Post-effective Amendment No. 6 to a Form S-3 “shelf” registration statement (File Number 333-122392). The purchase price for those common shares was approximately $2.4 million in the aggregate. The purchase price was based upon the five-day volume weighted average price of our common shares through April 6, 2006, discounted by five percent. We paid aggregate fees equal to $89,650 to persons who introduced us to the investors. These funds were used for working capital and other general corporate purposes.

March 2006 Financing

On March 17, 2006, when the price of our common stock was $2.79, we sold 500,000 of our common shares at a purchase price of $2.18 per share to certain institutional investors. Those shares were included in our Post-effective Amendment No. 6 to Form S-3 "shelf" registration statement (File No. 333-122392). The purchase price was based upon the five-day volume weighted average price of our common shares through March 16, 2006, discounted by five percent. We received net proceeds of approximately $1.1 million, which were used for working capital and other general corporate purposes.

January 2006 Financing

In mid-January 2006, when the price of our common stock ranged from $2.62 to $2.85, we issued and sold 1,300,000 of our common shares in a private placement to three institutional investors. The purchase price of the common shares was $2.62 per share. We received approximately $3.3 million in net proceeds from the sale of these shares, which were used for working capital and other general corporate purposes, including the repayment of certain short-term debt obligations. We were required under a registration rights agreement, to file a registration statement for the resale of the shares within 30 calendar days after January 12, 2006 and have the registration statement declared effective no later than 90 calendar days after January 12, 2006. Once the registration statement is declared effective, we are required to maintain effectiveness of the registration statement until the shares covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k). As the registration statement was not filed by February 11, 2006 or declared effective prior to April 12, 2006, the registration rights agreement required us to pay an amount equal to 5% of the aggregate purchase price or $170,300 as partial liquidated damages when each of these dates occurred and an additional $170,300 for every 30 days thereafter up to six months. After six months, the percentage increases to 10% or $340,600 for each additional 30 days. We have included $329,602 as liquidated damages in non-cash interest expense from inception through May 12, 2006. The registration statement related to these shares was filed with the SEC on May 5, 2006 and was declared effective on May 12, 2006. Concurrent with the effectiveness of the registration statement, the investors of the January financing received an aggregate of 122,725 restricted shares in settlement of any and all liquidated damages. The shares were issued as follows: 57,725 restricted shares of our common stock were issued on May 18, 2006, when the market value of our shares was $3.12, resulting in an intrinsic value of $180,102; 65,000 restricted shares of our common stock were issued on June 30, 2006, when the market price of our shares was $2.30, resulting in an intrinsic value of $149,500. Of these shares, 57,725 were included in our Form S-3 (File No. 333-137100) filed with the SEC on November 6, 2006 and declared effective by the SEC on February 14, 2007.

Senior Secured Convertible Debt Financing

On November 30, 2004, we completed a non-brokered private placement of $10 million of our senior secured notes (the Senior Secured Convertible Notes). The Senior Secured Convertible Notes accrue interest at 10% per annum, payable quarterly in cash or our common shares at our option, if certain conditions are met, such as the availability of an effective registration statement pursuant to which resales may be made or the availability of Rule 144(k) for resale of the common shares underlying our Senior Secured Convertible Notes. The value of the shares for the purposes of calculating interest payments shall be equal to the 10-day trailing average of the volume weighted average prices of our common shares at the end of each quarterly interest period. The Senior Secured Convertible Notes are due November 30, 2007.

The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The Senior Secured Convertible Notes are senior to notes that we issued to Argyle Capital Management Corporation, which is wholly owned by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director. The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea. However the holders of our Senior Secured Convertible Notes have a pledge of the issued and outstanding shares of SpatiaLight Korea Ltd. In addition, under the terms of the November 2004 Financing, we are prohibited from using the proceeds from the financing to repay debt or to pay dividends, and we are prohibited from paying dividends while the Senior Secured Convertible Notes are outstanding.

We were required under an amended registration rights agreement, to file a registration statement for resale of the shares issuable upon conversion of the Senior Secured Convertible Notes and to maintain its effectiveness to allow the holders of our Senior Secured Convertible Notes to convert their notes and sell the underlying common shares freely.  We reported in Post-effective Amendment No. 2 to our registration statement on Form S-3 relating to the Senior Secured Convertible Notes (Reg. No. 333-122391), that in late August 2005 we advised the holders of our Senior Secured Convertible Notes that until the matter concerning the filing of an unauthorized consent of our former auditors, BDO Seidman LLP, is resolved, sales using the prospectus which is the subject of that registration statement may result in potential liability. One of the holders of the Senior Secured Convertible Notes, Portside Growth & Opportunity Fund, has claimed that the Post-effective Amendment resulted in an obligation for the Company to pay each Noteholder liquidated damages in cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter, until the matter concerning the consent is resolved.  That amount would equal $534,000 and $683,000 as of December 31, 2005 and February 14, 2006 (when the post-effective amendment to the registration statement was declared effective), respectively.  We do not believe that we are contractually obligated to make those payments and we have not accrued for the alleged liquidated damages.  However, should the Noteholders pursue their claim for liquidated damages pursuant to the Registration Rights Agreement and prevail on their claim in a court of law, the alleged liquidated damages would immediately become due and payable.  In February 2006, Post-effective Amendment No. 6 to the registration statement referenced above was declared effective by the SEC.

Portside Growth & Opportunity Fund has also claimed the following additional events of default under the Senior Secured Convertible Notes: (i) failure to make an interest payment due in November 2005 on a timely basis; (ii) incurrence of prohibited indebtedness to our former officers and/or directors of the Company; (iii) incurrence of prohibited indebtedness by our South Korean subsidiary to certain banks in South Korea; (iv) granting of a security interest by our South Korean subsidiary in certain assets located in South Korea; and (v) repayment by us of indebtedness to our officers or directors and by our South Korean subsidiary of indebtedness under bank credit facilities. Smithfield Fiduciary LLC, joined in the claim that a default occurred as a result of the failure to make the November 2005 interest payment in a timely fashion. Each of these notices call for us to redeem $9.0 million in the aggregate principal amount of our Senior Secured Convertible Notes, plus payment of a redemption premium of $675,000 to each of these holders. Furthermore, the Noteholders claim that the interest rate on the Senior Secured Convertible Notes has increased from 10% per annum to 12% per annum as a result of the claimed defaults.

We believe, after review with outside legal counsel, that these allegations lack merit and would not entitle the Noteholders to call the notes and other remedies that they are seeking.  We believe that the Noteholders have undertaken to make allegations of events of default that lack merit in an attempt to obtain an amendment to the terms of the Senior Secured Convertible Notes to reduce the conversion price, accelerate repayment and increase the interest rate. We have rejected offers from the Noteholders in this regard, and plan to vigorously defend our position. If the Noteholders prevail in calling the Notes, the entire $10 million debt obligation would become due and payable immediately, including the redemption premiums of $1.5 million and liquidated damages of $683,000.  We have not accrued the above described redemption premiums or liquidated damages as of December 31, 2005 or December 31, 2006.

We believe the alleged events of default of which Portside and Smithfield have given notice lack merit and would not entitle the Noteholders to the remedies that they are seeking. Therefore, we believe it is not probable the Noteholders would prevail in calling the Notes. As a result, in accordance with FAS 5, “Accounting for Contingencies,” we have continued to classify the Senior Secured Convertible Notes as a long-term obligation in our balance sheet at December 31, 2005 and as a short-term liability at December 31, 2006, in accordance with the contractual maturity date, rather than as a current liability as of December 31, 2005 as FAS 78, “Classification of Obligations That are Callable by the Creditor,” might otherwise require. The redemption premium and liquidated damages of $1.5 million and approximately $0.7 million, respectively, have not been accrued in the consolidated financial statements as of December 31, 2005 or 2006. We refer you to Note 1 of our Notes to consolidated financial statements contained in this report for additional information regarding the accounting treatment of the Senior Secured Convertible Notes.

Certain Developments

Audit Committee Investigations

We filed an unauthorized consent of BDO Seidman LLP to Amendment Nos. 5 and 6 to our registration statement on Form S-3 (File No. 333-122391) and to Amendment Nos. 3 and 4 to our registration statement on Form S-3 (File No. 333-122392) in order to incorporate by reference their report on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003, respectively. Although we received the requisite authorized consents from BDO Seidman LLP to incorporate by reference their report on the consolidated financial statements into the registration statements when initially filed and in subsequent amendments thereto (and BDO Seidman LLP has not withdrawn these subsequent consents), we did not receive the requisite authorization from BDO Seidman LLP to file its consent as an exhibit to the penultimate and final pre-effective amendments to either the registration statements. The penultimate and final pre-effective amendments to both the registration statements were filed with the SEC on July 27, 2005.

The Audit Committee of our Board of Directors conducted an investigation and review of the developments pertaining to the BDO Seidman LLP consent issue with the assistance of independent counsel.

The Audit Committee delivered its report, dated October 31, 2005, to our former Chief Executive Officer, Robert A. Olins. The Report concluded that the evidence does not support a finding that any of our employees included the unauthorized BDO Seidman LLP consents in the amendments to the Registration Statements referred to above with fraudulent intent or with specific knowledge that BDO Seidman LLP had not authorized the filing of these consents. It concluded that the evidence was consistent with our inclusion of the consents due to lack of communication, a series of misunderstandings and/or a failure of inquiry. As to Mr. Olins, the Report concluded that the Audit Committee found no evidence that Mr. Olins was informed that BDO Seidman LLP had not authorized the filing of these consents. However, it also found no evidence that Mr. Olins inquired or determined whether BDO Seidman LLP had in fact authorized inclusion of the consents in these filings. The Audit Committee Report determined that Mr. Olins, as our Chief Executive Officer, did not exercise sufficient diligence in supervising the filing of the amendments to the Registration Statements, that this was a particularly serious failing in light of the SEC having highlighted the need for consents from BDO Seidman LLP, and that as CEO he bears responsibility for the filings. The Audit Committee also stated its belief that, throughout the process of preparing and filing the amendments to the registration statements, Mr. Olins acted with our best interests and the best interests of our shareholders in mind, and that his lack of diligence was not motivated by self-interest and that nothing related to this incident personally benefited him financially.

The Audit Committee recommended three remedial actions. It concluded that the membership of the Board of Directors should be supplemented with a financial expert within the meaning of SEC rules. It also concluded that we must improve our corporate governance and disclosure controls, including hiring a full-time Chief Financial Officer and a Controller (who can be the same person). It further concluded that by reason of Mr. Olins' responsibility as CEO for supervision of corporate filings, he should reimburse us for the sum of $50,000, a portion of the costs incurred by us by reason of the unauthorized BDO Seidman LLP consents and the resulting inquiries. In compliance with the Audit Committee Report, in December 2005, Mr. Olins made the $50,000 payment to reimburse the Company. To date, our Board of Directors has not been supplemented with a financial expert and we have not hired a fulltime CFO or Controller although on April 28, 2006, we hired a part-time Director of Accounting and Finance. We have been advised by the Staff of the SEC that the Staff is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO Seidman LLP consents. We have been cooperating with the Staff with respect to this matter.

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

SEC Investigations

We have been advised by the Staff of the SEC that the Staff is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO Seidman LLP consents and transactions in our securities by Mr. Olins and an entity he controls. We have received and responded to a request for all information relating to transactions in our securities by Mr. Olins and the entity he controls. We have been cooperating with the Staff with respect to this matter but are not aware of any violations of the securities laws except as set forth under “Audit Committee Investigations” above. At this date, we cannot determine whether we or our management will be adversely affected by these investigations.

Other matters

Both of the registration statements containing the unauthorized BDO Seidman LLP consents were declared effective in July 2005. In August 2005, we filed Post-effective Amendments number 1 to both of these registration statements (those post-effective amendments were subsequently withdrawn and replaced by additional post-effective amendments), which disclosed the filing of the unauthorized consents. Because both registration statements were used to sell common shares after the SEC declared the registration statements effective, it is conceivable that there may be litigation against us or our officers or directors under Section 11 of the Securities Act. Although we do not believe that the filing of an invalid consent constitutes a materially misleading statement or an omission to disclose a material fact within the meaning of Section 11 of the Securities Act, a contrary determination could result in a liability for us.

At present, we are unable to ascertain the exact amount of damages, if any, to which we could be subject under a Section 11 claim instituted by any persons who directly purchased shares pursuant to those registration statements. Furthermore, at this date, we cannot ascertain the amount of damages, if any, for which we could be liable for claims instituted by any subsequent purchasers who could trace the shares purchased by them to those registration statements. In August 2005, we sold 500,000 common shares to three institutional purchasers for $5.40 per share pursuant to the “shelf” registration statement referenced herein. Each of those investors has since represented to us in writing, in connection with a separate transaction, that they have disposed of all of those shares. One of those institutional investors has represented to us that it sold those shares at a sale price at or higher than its purchase price from us. We believe, based upon discussions with the other two investors, that they sold their shares at a sale price of not lower than $4.25 per share. Therefore, we believe that our maximum damages pursuant to Section 11 claims from direct purchasers, which we would fully contest, would be $391,000, or the difference between the two investor’s purchase price and lowest believed resale price, multiplied by the 340,000 shares that they purchased and then resold.

In addition to any damage claims, which may be material to our financial condition, any lawsuit alleging securities law violations could require us to expend significant financial and managerial resources.

Liquidity and Capital Resources

Through December 31, 2006, we have sustained recurring net losses from operations and, at December 31, 2006, we had a stockholders’ deficit of approximately $7,409,000. During 2006, we experienced negative cash flows from operating activities of approximately $12,415,000 and a net loss of approximately $18,967,000. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares in mid-January 2006 at a purchase price of $2.62 per share and approximately $1.1 million that we received from the sale of 500,000 of our common shares on March 17, 2006 at a purchase price of $2.18 per share. Additional contributions came from the exercise of employee stock options. Additionally, cash for the three months ended March 31, 2006 was provided by a Korean Won 1.5 billion (approximately $1.5 million) short-term loan obtained in March 2006 that was repaid in early April 2006. See Note 3 for further details of this loan. In the second quarter of 2006, cash was primarily provided by the net proceeds of approximately $2.4 million that we received from the sale of 750,000 of our common shares on April 7, 2006 at a purchase price of $3.26 per share and approximately $1.7 million that we received from the sale of 601,000 of our common shares on June 6, 2006 at a purchase price of $2.80 per share. The funds from these financings were used to fund our operations for the second quarter of 2006. In the third quarter of 2006, cash was primarily provided by the net proceeds of approximately $1.6 million that we received from the sale of 761,500 of our common shares on August 9, 2006 at a purchase price of $2.25 per share and $0.5 million that we received from the sale of 270,270 of our common shares on September 26, 2006 at a purchase price of $1.85 per share. The funds from these financings were used to fund our operations for the third quarter of 2006. During the fourth quarter of 2006, cash was provided by net proceeds of approximately $2.8 million that we received from the sale of 2,400,000 of our common shares on November 29, 2006 at a purchase price of $1.25 per share. The funds from these financings were used to fund our operations for the fourth quarter of 2006.

As of December 31, 2006, we had approximately $220,000 in cash and cash equivalents, an increase of approximately $177,000 from the December 31, 2005 amount of $43,000. Our net working capital deficit at December 31, 2006, was approximately $12,894,000, compared to a working capital deficit of approximately $3.4 million at December 31, 2005.

Net cash used in operating activities totaled approximately $12.4 million and $9.7 million in 2006 and 2005, respectively. This increase is due primarily to funding the operations in our South Korean subsidiary without commensurate revenues, and increased legal fees associated with the SEC investigations and 2006 financing transactions. Net cash used in investing activities totaled approximately $0.5 million and $5.5 million in 2006 and 2005, respectively. The larger amount in 2005 stemmed from acquiring and building our South Korean manufacturing facility during 2005. This facility was operational towards the end of 2005. Net cash provided by financing activities was approximately $13.1 million and $6.2 million in 2006 and 2005, respectively. Net cash provided by financing activities in 2006 resulted from the aggregate net proceeds of $13.3 raised in seven separate equity private placement transactions in 2006 and repayment of $0.2 million related to short-term loans during 2006. Net cash provided by financing activities in 2005 resulted primarily from the aggregate net proceeds of $4.6 million raised in two separate equity private placement transactions in 2005 and net proceeds of $0.8 million from short-term loans during 2005.

As of December 31, 2006, we had an accumulated deficit of approximately $100.6 million. We have experienced significant losses in the past and expect that these losses will continue until we start to generate significant revenues from the sale of our products. We generated revenue of approximately $474,000 during 2006. Although we are expecting to generate revenues from the sale of our products in 2007, we expect to operate at a loss during 2007. There can be no assurance that our business will operate on a profitable basis thereafter.

Our Audit Committee determined that Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director failed to report the sale of an aggregate of 70,556 of our common shares in August 2005 and February 2006 at sales prices ranging from $5.30 to $3.00. Pursuant to Section 16 of the Exchange Act, in July 2006, Mr. Olins has filed the delinquent reports and disgorged $22,273 in “short swing profits” that he realized from the sales. These funds were recorded as an increase in additional paid in capital during the third quarter 2006.

We anticipate that our cash expenditures during the first part of 2007 will approximate $600,000 per month, or approximately $7.2 million for the year, without regard to any revenue in 2007. This is down from our 2006 levels due to cost cutting measures such as reduced personnel costs, partially as a result of natural attrition and partially due to reduction in work force in South Korea due to sales less than anticipated. We expect to meet our immediate cash needs and fund our immediate working capital requirements with our existing cash balances and from additional sources. Those sources include gross proceeds of approximately $2.3 million that we received from the sale of 2,190,477 of our common shares on February 23, 2007, (as more fully described in Note 11 to our consolidated financial statements); cash payments from our customers; the exercises of stock options and warrants; and additional sales of our common shares. There can be no assurances with respect to these potential sources. We believe that our current cash and cash equivalents as of December 31, 2006, combined with the proceeds from the February 2007 Financing will be sufficient to meet our capital and liquidity requirements for our operations through March 2007. We will be required to raise significant amounts of additional capital to continue to fund our operations on a going forward basis. To raise additional capital, we plan to sell the 108 million common shares (subject to the number of available authorized shares) that we have available for sale under a currently effective “shelf” registration statement (based on the share price on March 14, 2007 of $0.66 per share). We also believe that we will be required to complete additional equity and/or debt financings in 2007. If we are unable to obtain additional funds on reasonable terms, we may be unable to continue our operations at current levels, or at all.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements as of December 31, 2006.

Contractual Obligations and Contingent Liabilities and Commitments

We have long-term contractual obligations and commitments primarily with regards to payment of debt and lease arrangements.

The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2006:

	Payments Due By Period
Contractual obligations	Less than 1 year	1 - 3 years	3-5 years	over 5 years	Total

Long-term convertible debt (1)	$-	$1,188,000	$-	$-	$1,188,000

Senior secured convertible notes (3)	10,000,000	-	-	-	10,000,000

Short term loans	591,070	-	-	-	591,070

Interest on senior secured convertible notes (2)	916,667	-	-	-	916,667

Operating lease commitments	459,040	792,419	-	-	1,251,459

Total contractual cash obligations	$11,966,777	$1,980,419	$-	$-	$13,947,196

(1) All interest underlying the Notes, at the contractual rate of 6%, has been prepaid through the issuance of common shares (See Note 3 to consolidated financial statements.)
(2) Subject to certain conditions, interest is payable in cash or common shares at the option of the Company. (See Note 3 to the consolidated financial statements.)
(3) The holders of $9,000,000 principal amount of these Notes have alleged certain events of default under these Notes. As a consequence of these alleged defaults, these holders have demanded their immediate redemption. We strongly dispute that any events of default have occurred that would allow the Noteholders to call their Notes or be entitled to the redemption premiums and liquidated damages of approximately $1.5 million and $683,000, respectively. See Notes 1 and 3 to the consolidated financial statements for further information.

Results of Operations

Three years ended December 31, 2006, 2005 and 2004

Revenue. We recognized sales revenue of approximately $474,000, $238,000, and $1,161,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue in 2004 was related to deliveries made pursuant to agreements relating to the sale of our T-1 LCoS Sets and light engines, primarily to customers in China. During 2005 we changed our focus to the further development, manufacture and sale of our T-3 LCoS Sets, primarily to LGE. Revenues significantly decreased from 2004 to 2005 because of problems that we experienced in the manufacturing of our T-3 LCoS Sets. Revenue in 2006 was related to delivery of our T-3 LCoS Sets, primarily to LGE. Revenue during the fourth quarter 2006 decreased from its trend earlier in the year because LGE significantly decreased its shipment releases against its outstanding purchase order with us during the fourth quarter 2006. As mentioned earlier, we were verbally informed in March 2007 by LGE that they are intending to discontinue production of RPTV products (both LCoS and DLP) at this time, continuing their emphasis on flat panel display televisions. As a result, we do not expect significant further sales to LGE. See “Status of Business with LG Electronics, Inc.”, “Status of Business in Taiwan” and “Status of Business in China” under this Item 7 for a more detailed description of the agreements relating to the sale of our products.

The following table summarizes our sales revenue percentages by product for the years ended 2006, 2005 and 2004.

	2006	2005	2004
LCoS (T-3) sets	96%	77%	5%
LCoS (T-1) sets	-	4%	42%
Light engine display units	-	1%	51%
Other (primarily supporting electronics)	4%	18%	2%
Total	100%	100%	100%

Gross Margin. Gross margin changed from a positive of $179,000 in 2004 to a negative $1,519,000 in 2005 to a negative $5,388,000 in 2006. During the fourth quarter of 2005 our manufacturing facility in South Korea became operational. Once production began, our costs associated with this facility became part of our cost of revenue. These costs include a certain level of relatively fixed overhead costs, including personnel-related costs, to operate and maintain our manufacturing facilities. Once these relatively fixed overhead costs are covered, we expect to experience a contribution margin on additional sales. When we incur these costs without sufficient revenues from the sale of our products to offset them, we report negative margins. Our sales have been relatively minor to date, and have not yet covered the cost of operating our South Korean manufacturing facility. The costs of operating our South Korean facility contributed $4.9 million to our negative gross margin during 2006 versus $0.9 million in 2005, as it became operational during the fourth quarter 2005. Due to the addition of these costs, there is currently no direct correlation between costs and revenue during 2005 or 2006. Cost of revenue in 2005 includes a reserve of $351,000, related to a percentage of our T-1 inventory. Cost of revenue in 2006 includes a reserve of $444,000 which wrote down the remaining portion of our T-1 inventory and the remaining light engine inventory. Sales of our T-1 product were minimal during 2005 and we have had no sales of either of these products during 2006.

Cash-based selling, general and administrative expenses. Cash-based selling, general and administrative expenses were approximately $7,439,000, $7,255,000, and $5,810,000 in 2006, 2005 and 2004, respectively, and include professional services, salaries and related taxes and benefits, rent, depreciation, travel, insurance, and office expenses. Primary elements of the changes between the years follow.

	2006 Increase/ (decrease)	2005 Increase/ (decrease)
Legal	$838,000	$456,000
Auditing and Accounting	(137,000)	452,000
Consulting	78,000	250,000
Rent	(203,000)	-
Wages and related taxes and benefits	(399,000)	355,000
Recruiting expense	100,000	-
Freight and delivery	(73,000)	162,000
Travel and entertainment	(63,000)	53,000
Public relations	83,000	-
Bad debt expense	-	(350,000)
Other	(40,000)	67,000

	$184,000	$1,445,000

Legal fees increased approximately $838,000 compared to 2005 primarily due to the ongoing SEC investigations as well as correspondence related to our filings with the SEC and increased legal services incurred for various financing arrangements entered into during 2006. Increased legal fees in 2005 were due primarily to our correspondence related to our filings with the SEC as well as increased legal services incurred for various financing arrangements entered into during 2005. Accounting related services decreased approximately $137,000 compared with 2005 due to audit fees for the one year versus re-audits of earlier years as was the case in 2005. Accounting related services increased during 2005 primarily due to the re-audit of 2003 and 2002 financial statements by OUM as well as increased audit fees to cover compliance with the Sarbanes-Oxley Act of 2002 (SOX) related compliance and the audit of our South Korean subsidiary in 2005. Consulting services during 2006 increased approximately $78,000 compared to 2005 and included $205,000 in consulting fees to our former Executive Vice President of Strategic Planning, $36,000 increased costs to comply with the Sarbanes-Oxley Act of 2002 (SOX), partially offset by $163,000 in reduced costs associated with the implementation of our Navision software system (in the US) during 2005. Consulting services during 2005 included increases related to SOX compliance efforts and implementation of our Navision software system (in the US) as compared with 2004. Rent declined during 2006 versus 2005 due to the move from our rented clean room facilities in California to our South Korean facility. This move was completed during the first part of 2006. Wages and related taxes and benefits decreased approximately $399,000 between 2006 and 2005 due to a six-person reduction (approximately 23%) in headcount in our US operations. Salaries and related taxes and benefits increased by approximately $326,000 in 2005 compared to 2004 and primarily relates to administrative wages in our new South Korean manufacturing facility. This facility incurred an additional $364,000 in general and administrative expenses during 2005. Freight expense declined in 2006 versus that in 2005 due to reduced shipping activity from California to our South Korean facility. There were significant freight expenses incurred during 2005 to ship equipment and inventory from California to South Korea as part of the pre-production activities there. Along the same lines, travel and entertainment expenses declined in 2006 as compared to 2005 due to reduced travel to our South Korean facility that was incurred in 2005 and related to the pre-production activities there. We engaged a public relations firm during 2006 to help us perform our investor relations duties. We did not incur these costs during 2005 due to financial constraints. The cost increases in 2005 versus 2004 are partially offset by a reduction in bad debt expense of $350,000 as compared to 2004. This reserve was created in 2004 and was directly associated with a particular customer based upon information provided to us by our Chinese sales representative that this customer was awaiting additional pending corporate financing and would likely not be able to pay us for our product deliveries prior to receiving that additional financing. The associated receivable was written off against this reserve during 2005.

Stock-based general and administrative expenses. Stock-based general and administrative expenses were approximately $1,875,000, $186,000, and $932,000 in 2006, 2005 and 2004, respectively. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation. We adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. Following the provisions of the modified prospective method, we have not restated our consolidated financial statements for periods prior to 2006 to reflect the adoption of SFAS 123R. Therefore, the results reported in the consolidated statement of operations for 2006 are not directly comparable to the results for 2005 and 2004. The amounts incurred relate to common shares, options to purchase common shares and warrants issued in exchange for services in 2006, 2005 and 2004, and costs of $1,875,000, $186,000, and $332,000, respectively, relate primarily to stock and options granted to employees and directors, and warrants issued in exchange for services. In addition, the amounts incurred in 2004 include a $600,000 reduction in a note receivable from one of our stockholders in exchange for a commitment to invest an additional $6,000,000. (See Note 3 to Consolidated Financial Statements.)

Research and development expenses. Research and development expenses (R&D) were approximately $1,067,000, $3,586,000, and $2,306,000 in 2006, 2005 and 2004, respectively. The increase in 2005 as compared to 2004 is due to the pre-production activities of our South Korean manufacturing facility. This includes the cost of operating the manufacturing facility prior to commencing production as well as supplies and materials used in these efforts. The facility neared completion towards the end of 2005, resulting in significantly reduced R&D expenses during 2006.

Interest expense. Interest expense was approximately $396,000, $1,108,000, and $157,000, in 2006, 2005, and 2004, respectively. The increase during 2005 is related to the November 2004 Senior Secured Convertible Notes of $10,000,000 which bear interest at 10% per annum. Approximately $745,000 of the decrease between 2006 and 2005 is due to issuing our common shares in lieu of cash to the Senior Secured Noteholders for the payment of three quarters’ interest during 2006, which is included in non-cash interest expense. This decrease is partially offset by interest incurred on the short-term South Korean debt facilities. No comparable facilities existed in 2004 or the first three quarters of 2005.

Non-cash interest expense. Non-cash interest expense of approximately $2,856,000, $1,431,000, and $791,000 in 2006, 2005 and 2004, respectively, includes approximately $1,086,000, $846,000 and $729,000 for 2006, 2005 and 2004, respectively of expense associated with the amortization of the beneficial conversion of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly-owned by Robert A. Olins, former Chief Executive Officer, Secretary, Treasurer and a former Director of SpatiaLight. The beneficial conversion interest represents the excess market value of the shares received or receivable at the market price on the date of receipt over the $0.50 per share conversion price. Also included in non-cash interest expense is approximately $444,000 in 2006 and 2005 and approximately $37,000 in 2004 representing the amortization of note discounts and note financing costs of the Senior Secured Convertible Notes. See Note 3 to the Consolidated Financial Statements for further details. Approximately $745,000 of the increase between 2005 and 2006 represents expense associated with issuing our common shares in lieu of cash to the Senior Secured Noteholders for the payment of three quarters’ interest. Additionally, 2006 includes approximately $518,000 representing liquidated damages related to the registration rights agreements entered into as part of the October 2005, January 2006, September 2006 and November 2006 Financings. Please refer to footnote 2 in the consolidated financial statements for further details.

Gain from revaluation of note purchase option liability. The gain of approximately $754,000 and $412,000 recorded in 2005 and 2004, respectively, arises from the revaluation of the additional investment rights (AIR) issued with our Senior Secured Convertible Notes in November 2004, which are being treated as a derivative and is recorded on the balance sheet as a note purchase option liability. This AIR expired on August 31, 2005. See Note 3 to Consolidated Financial Statements. The gain in 2005 also includes an expired Investment Right of $94,500 associated with our August 2005 financing. There were no corresponding financial instruments during 2006.

Gain on fair value of warrants. The gain of approximately $44,000 and $180,000 arises from the revaluation of the warrants issued in connection with the September 2006 and October 2005 financing. These warrants were being treated as derivatives and were recorded on the balance sheet at fair value until the shares covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k). Upon our October 1, 2006 adoption of Financial Accounting Standards Board Staff Position Emerging Issues Task Force 00-19-2, “Accounting for Registration Payment Arrangements”, these warrants have been reclassified to equity and the related fair value revaluations have been included in the cumulative effect of a change in accounting principle (see below).

Foreign currency translation gain. The gain of approximately $91,000 and $59,000 relates to the revaluation of intercompany payables recorded in local currency and then revalued at the balance sheet date to the then-current exchange rate.

Interest and other income. Interest and other income was approximately $145,000, $70,000, and $38,000 in 2006, 2005, and 2004, respectively. Interest was primarily bank interest. Other income in 2006 and 2005 includes approximately $141,000 and $42,000, respectively, of subsidies from the South Korean government.

Loss before income taxes. Losses before income taxes were approximately $18,741,000, $14,022,000, and $9,366,000 in 2006, 2005 and 2004, respectively. The increase in losses from 2006 to 2005 and from 2005 to 2004 is primarily due to costs associated with starting up our South Korean manufacturing facility coupled with negligible sales, increased legal fees related to the SEC investigations and 2006 financings, offset by non-cash gains from the revaluation of the note purchase option liability of $754,000 and $412,000 in 2005 and 2004, respectively. Additional factors between 2005 and 2004 include approximately $1,443,000 of increased interest expense associated with our $10,000,000 notes ($443,000 of which is non-cash).

Income taxes. Income taxes consist primarily of minimum state tax requirements. See Note 5 to the Consolidated Financial Statements under Item 8 of this Report.

Cumulative effect of change in accounting principle. Effective October 1, 2006, we adopted Financial Accounting Standards Board (FASB) Staff Positon (FSP) Emerging Issues Task Force (EITF) 00-19-2, “Accounting for Registration Payment Arrangements”. This FASB staff position addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The cumulative effect of this accounting change increased net loss for 2006 by $223,993, or $0.01 per share. Please see below under Recent Accounting Pronouncements and Adoption of New Accounting Pronouncements for further details.

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

We estimated the fair value of options granted using the Black-Scholes option pricing model, except for options granted with a market condition, in which case a binomial model is used, using the assumptions shown in Note 1, Description of Business and Summary of Significant Accounting Policies - Stock Based Compensation. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. We estimate the expected life of options granted based on the simplified method provided in Staff Accounting Bulletin No. 107 for "plain vanilla" options, except for options granted with a market condition, in which case a binomial model is used. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. As required under SFAS 123R, we will review our valuation assumptions at each grant date and, as a result, are likely to periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are not well established. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods. See Note 6 - Stockholders’ Equity (Deficit) - Stock Option Plans” in the Consolidated Financial Statements for additional information.

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

Impairment of Long-Lived Assets - We account for the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future undiscounted cash flows from operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Considerable management judgment is required in determining if and when a condition would trigger an impairment assessment of our long-lived assets and once such a determination has been made, considerable management judgment is required to determine the fair market value of the long-lived asset. In determining the fair value of the asset, we consider the associated net present value of estimated future cash flows. Such estimated future cash flows are based on assumptions about our expected future operating performance. Our estimates of future cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions or changes to our business operations. Impairments would be recognized in operating results to the extent that the carrying value exceeds this calculated fair value of the long-lived assets.

Recent Accounting Pronouncements and Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of the provisions of SAB No. 108 on December 31, 2006 had no impact on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact, if any, of the adoption of FIN 48 on our results of operations or financial condition.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” to revise SFAS No. 123, “Accounting for Stock-Based Compensation” and supersede APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It requires companies to recognize their compensation costs related to share-based payment transactions in financial statements. These costs are to be measured based on the fair value of the equity or liability instruments issued and are recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). We have applied SFAS No. 123R beginning January 1, 2006. See Note 1 - Description of Business and Summary of Significant Accounting Policies - Stock Based Compensation for further information.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment Of ARB No. 43, Chapter 4” ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 became effective for the Company beginning in 2006. The adoption of SFAS 151 has not had a material impact on our results of operations or financial position.
Adoption of New Accounting Pronouncements - Effective October 1, 2006, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, “Accounting for Registration Payment Arrangements”. This FASB staff position addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," when the payment of liquidated damages becomes probable and can be reasonably estimated.

Prior to adoption of this FSP, we had classified as temporary equity, and as a warrant liability, as applicable, financial instruments issued in conjunction with our recent financings until the underlying securities were registered with the SEC, because the maximum potential liquidated damages may be greater than the difference in fair values between registered and unregistered shares. Our adoption of this accounting pronouncement as of October 1, 2006 resulted in a reclassification of $1,947,909 of temporary equity and $129,279 of warrant liability to common stock and additional paid in capital as of October 1, 2006. The cumulative effect of this accounting change increased our 2006 net loss by $223,993, or $0.01 per share.

We also adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and Statement of Financial Accounting Standard No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) as of January 1, 2006. The adoption of SFAS 123(R) is discussed above, and the adoption of SFAS No. 151 did not have a material effect on our results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We place all of our excess cash and cash equivalents in a checking account or money market account in the United States. We do not expect any material losses from our placement of such cash balances, and we believe that our interest rate exposure is modest. As of December 31, 2006, our cash and cash equivalents totaled $220,256. Of this amount, approximately $3,131 was in South Korea.

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

The November 2006 Financing does not allow us to raise additional capital at less than $1.30 per share. Depending on the fluctuations in the price of our common stock, this could limit our ability to raise additional capital, or raise the costs of obtaining additional capital by paying a fee to obtain a waiver from the participants in the November 2006 Financing.

Item 8. Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SpatiaLight, Inc.

We have audited the accompanying consolidated balance sheets of SpatiaLight, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of SpatiaLight, Inc. and its subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operations, and has a negative working capital position and a stockholders’ deficit. Management believes that the Company's cash resources will not be sufficient to sustain its operations beyond March 2007 without additional financing. As also described in Notes 1 and 3, the Company's Senior Secured Convertible Notes totaling $10 million mature in November 2007, and the Company has received notices from certain of its Senior Secured Convertible Noteholders calling for immediate redemption of their convertible notes based on alleged events of default. Management believes, after reviewing the alleged events of default with outside legal counsel, the alleged events of default lack merit and would not entitle the Noteholders to call the Senior Secured Convertible Notes and other remedies they are seeking. If the Noteholders prevail in calling the convertible notes, the entire debt obligation could become due and payable immediately, including the related amounts of redemption premium and liquidated damages, and the Company would be forced to refinance or repay the debt obligations or seek other alternative financing. Moreover, the Company will be required to repay or refinance the Senior Secured Convertible Notes in November 2007, and will need to obtain additional financing to repay the Noteholders. Additionally, as described in Notes 1 and 11, the Company, based upon discussions in March 2007 with its major customer, does not expect significant further sales to this customer. Furthermore, as described in Note 10, the Company is subject to U.S. Securities and Exchange Commission investigations relating to the filing of unauthorized consents of its predecessor auditor in certain registration statements, and the sale of the Company’s common stock held by its former Chief Executive Officer, and may be subject to certain penalties and claims relating thereto. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” and Statement of Financial Accounting Standard No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” as of January 1, 2006. Additionally, the Company adopted Financial Accounting Standards Board Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” in the fourth quarter of 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SpatiaLight, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an adverse opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 15, 2007

SPATIALIGHT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$220,256	$42,565
Accounts receivable, net of allowance of $0 at December 31, 2006 and 2005	52,238	139,676
Inventory, net	423,075	756,723
Prepaids and other current assets	307,428	255,157
Total current assets	1,002,997	1,194,121

Property and equipment, net	6,635,851	6,813,520
Other assets	37,121	73,437

Total assets	$7,675,969	$8,081,078

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Senior secured convertible notes - current portion	$9,596,086	$-
Unsecured short term loans	591,070	572,025
Short term loan from a related party	-	224,384
Accounts payable	1,916,249	1,665,711
Fair value of warrants to purchase common stock	-	778,270
Accrued expenses and other current liabilities	1,793,232	1,389,427
Total current liabilities	13,896,637	4,629,817

Senior secured and related party convertible notes	1,188,000	10,340,113

Total liabilities	15,084,637	14,969,930

Commitments and contingencies

Temporary equity:
Common stock, subject to registration, $0.01 par value; 571,431 shares issued and outstanding,
net of fair value of warrants of $958,625 and issuance costs of $15,000 at December 31, 2005	-	1,026,374
Total liabilities and temporary equity	15,084,637	15,996,304

Stockholders' equity (deficit):
Common stock, $.01 par value: 100,000,000 and 50,000,000 shares authorized as of December 31, 2006 and December 31, 2005, respectively; 44,482,616
and 36,777,069 shares issued and outstanding at December 31, 2006 and 2005, respectively	444,826	367,771
Additional paid-in capital	94,756,700	76,631,925
Prepaid non-cash interest to related party	(2,314,266)	(3,471,398)
Other comprehensive income	336,975	222,317
Accumulated deficit	(100,632,903)	(81,665,841)
Total stockholders' equity (deficit)	(7,408,668)	(7,915,226)

Total liabilities, temporary equity, and stockholders' equity (deficit)	$7,675,969	$8,081,078

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
	2006	2005	2004

Revenue	$474,004	$237,724	$1,160,978
Cost of revenue and manufacturing expenses	(5,861,644)	(1,757,089)	(982,282)
Gross margin	(5,387,640)	(1,519,365)	178,696

Operating expenses:
Selling, general and administrative expenses (including stock-based expense of $1,875,330, $186,187 and
$931,524 for the years 2006, 2005, and 2004, respectively)	9,313,910	7,441,540	6,741,226
Research and development expenses	1,066,939	3,586,296	2,305,650

Total operating expenses	10,380,849	11,027,836	9,046,876

Operating loss	(15,768,489)	(12,547,201)	(8,868,180)

Other income (expense):
Interest expense:
Interest expense	(396,194)	(1,107,812)	(156,693)
Non-cash interest expense	(2,856,393)	(1,430,506)	(791,036)
Total interest expense	(3,252,587)	(2,538,318)	(947,729)

Other income:
Gain from revaluation of note purchase option and
investment right liabilities	-	754,374	412,374
Gain from revaluation of warrants	43,638	180,355	-
Foreign currency translation gain	90,880	58,531	-
Interest and other income	145,289	69,920	38,009
Total other income	279,807	1,063,180	450,383

Total other income (expenses)	(2,972,780)	(1,475,138)	(497,346)

Loss before income tax expense	(18,741,269)	(14,022,339)	(9,365,526)

Income tax expense	1,800	2,300	1,475

Loss before cumulative effect of change in
accounting principle	(18,743,069)	(14,024,639)	(9,367,001)

Cumulative effect of change in accounting principle	(223,993)	-	-

Net loss	$(18,967,062)	$(14,024,639)	$(9,367,001)

Net loss per share - basic and diluted

Net loss per share before cumulative change in
accounting principle	$(0.46)	$(0.39)	$(0.27)
Cumulative effect of change in accounting principle	$(0.01)	$-	$-
Net loss per share	$(0.47)	$(0.39)	$(0.27)

Weighted average shares used in computing
net loss per share - basic and diluted	40,717,579	36,375,068	34,154,057

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				PREPAID	NOTES		OTHER
				NONCASH	RECEIVABLE		COMPRE-
			ADDITIONAL	INTEREST	FROM	ACCUM-	HENSIVE	COMMON	TOTAL
	COMMON STOCK		PAID-IN	RELATED	STOCK	ULATED	INCOME	STOCK	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	PARTY	HOLDERS	DEFICIT	(LOSS)	ISSUABLE	EQUITY (DEFICIT)

Balance, January 1, 2004	33,229,191	$332,292	$61,046,425	$-	$(1,096,926)	$(58,274,201)	$-	$3,805,685	$5,813,275

Exercise of stock options and warrants, 132,737
shares issued in January 2005	1,013,127	10,131	2,484,387	-	-	-	-	394,185	2,888,703

Issuance of options to employees and directors	-	-	67,674	-	-	-	-	-	67,674

Issuance of warrant for services	-	-	263,850	-	-	-	-	-	263,850

Issuance of shares for prepayment of related
party interest	264,036	2,640	1,541,734	(1,544,374)	-	-	-	-	-

Shares issuable for prepayment of related
party interest, 448,768 issued in January 2005	-	-	-	(3,643,964)	-	-	-	3,643,964	-

Payments on notes receivable from stockholders	-	-	-	-	269,851	-	-	-	269,851

Reduction of note receivable in exchange for
financing commitment	-	-	-	-	600,000	-	-	-	600,000

Accrued interest on notes receivable from stockholder	-	-	-	-	(14,387)	-	-	-	(14,387)

Beneficial pricing on conversion feature on
convertible notes	-	-	156,610	-	-	-	-	-	156,610

Issuance of common shares issuable	820,082	8,201	3,797,484	-	-	-	-	(3,805,685)	-

Amortization of related party prepaid
non-cash interest	-	-	-	800,063	-	-	-	-	800,063

Short swing profit	-	-	25,982	-	-	-	-	-	25,982

Comprehensive loss:

Net loss	-	-	-	-	-	(9,367,001)	-	-	(9,367,001)

Foreign currency translation adjustments	-	-	-	-	-	-	73,562	-	73,562

Total comprehensive loss	-	-	-	-	-	-	-	-	(9,293,439)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (con't)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				PREPAID	NOTES
				NONCASH	RECEIVABLE		OTHER
			ADDITIONAL	INTEREST	FROM	ACCUM-	COMPRE-	COMMON	TOTAL
	COMMON STOCK		PAID-IN	RELATED	STOCK	ULATED	HENSIVE	STOCK	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	PARTY	HOLDERS	DEFICIT	INCOME (LOSS)	ISSUABLE	EQUITY (DEFICIT)

Balance, December 31, 2004	35,326,436	$353,264	$69,384,146	$(4,388,275)	$(241,462)	$(67,641,202)	$73,562	$4,038,149	$1,578,182

Issuance of options below fair market value
to employees	-	-	22,000	-	-	-	-	-	22,000

Exercise of stock options and warrants	369,163	3,692	532,297	-	-	-	-	-	535,989

Issuance of warrant for services	-	-	164,187	-	-	-	-	-	164,187

Issuance of common shares,
net of issuance costs of $103,539 and fair value of investment right	499,965	5,000	2,496,961	-	-	-	-	-	2,501,961

Payments on notes receivable from stockholders	-	-	-	-	249,105	-	-	-	249,105

Accrued interest on notes receivable
from stockholder	-	-	-	-	(7,643)	-	-	-	(7,643)

Issuance of common shares issuable	581,505	5,815	4,032,334	-	-	-	-	(4,038,149)	-

Amortization of prepaid non-cash interest	-	-	-	916,877	-	-	-	-	916,877

Comprehensive loss:

Net loss	-	-	-	-	-	(14,024,639)	-	-	(14,024,639)

Foreign currency translation adjustments	-	-	-	-	-	-	148,755	-	148,755

Total comprehensive loss	-	-	-	-	-	-	-	-	(13,875,884)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (con't)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				PREPAID	NOTES
				NONCASH	RECEIVABLE		OTHER
			ADDITIONAL	INTEREST	FROM	ACCUM-	COMPRE-	COMMON	TOTAL
	COMMON STOCK		PAID-IN	RELATED	STOCK	ULATED	HENSIVE	STOCK	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	PARTY	HOLDERS	DEFICIT	INCOME (LOSS)	ISSUABLE	EQUITY (DEFICIT)

Balance, December 31, 2005	36,777,069	$367,771	$76,631,925	$(3,471,398)	$-	$(81,665,841)	222,317	$-	$(7,915,226)

Reclassification from temporary equity of October 2005 Financing shares upon effectiveness of registration statement, including $743,319 market value of warrants issued	571,431	5,714	1,763,979	-	-	-	-	-	1,769,693

Exercise of stock options	50,000	500	39,745	-	-	-	-	-	40,245
-
Stock-based compensation expense	-	-	1,875,330	-	-	-	-	-	1,875,330
-
Issuance of common shares and warrants,
net of issuance costs of $650,160	6,582,770	65,828	13,232,076	-	-	-	-	-	13,297,904
-
Issuance of common shares for interest and
liquidated damages charges	501,346	5,013	1,191,372	-	-	-	-	-	1,196,385
-
Short swing profit	-	-	22,273	-	-	-	-	-	22,273

Amortization of prepaid non-cash interest	-	-	-	1,157,132	-	-	-	-	1,157,132
Comprehensive loss:

Net loss	-	-	-	-	-	(18,967,062)	-	-	(18,967,062)

Foreign currency translation adjustment	-	-	-	-	-	-	114,658	-	114,658

Total comprehensive loss	-	-	-	-	-	-	-	-	(18,852,404)

Balance, December 31, 2006	44,482,616	$444,826	$94,756,700	$(2,314,266)	$-	$(100,632,903)	$336,975	$-	$(7,408,668)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(18,967,062)	$(14,024,639)	$(9,367,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	-	-	345,030
Inventory reserve adjustment	444,364	351,377	(210,000)
Depreciation and amortization	864,064	728,383	575,391
Stock-based general and administrative expenses	1,875,330	186,187	931,524
Non-cash interest expense	2,856,393	1,430,506	791,036
Gain from revaluation of note purchase option and investment right liabilities	-	(754,374)	(412,374)
Gain from revaluation of warrants	(43,638)	(180,355)	-
Non-cash foreign currency translation gain	(90,880)	58,531	-
Accrued interest on notes receivable from stockholder	-	(7,643)	(14,387)
Gain on sale of fixed assets	(3,375)	(1,928)	-
Changes in operating assets and liabilities:
Accounts receivable	87,438	124,377	(491,553)
Inventory	(110,716)	65,214	(183,697)
Prepaids and other current assets	(44,422)	714,901	(411,437)
Other assets	36,316	50,337	(22,711)
Accounts payable	343,646	1,005,783	(261,890)
Accrued expenses and other current liabilities	337,054	577,484	214,806

Net cash used in operating activities	(12,415,488)	(9,675,859)	(8,517,263)

Cash flows from investing activities:
Purchase of property and equipment	(622,623)	(5,534,882)	(795,173)
Proceeds from the sale of property and equipment	84,166	-	-
Construction in progress	-	-	(950,627)

Net cash used in investing activities	(538,457)	(5,534,882)	(1,745,800)

Cash flows from financing actitivies:
Proceeds from issuance of short-term notes	8,856,697	987,316	-
Payment on short-term notes	(9,095,383)	(190,907)	-
Proceeds from the issuance of convertible notes	-	-	10,000,000
Payments on notes receivable from stockholders	-	249,105	269,851
Financing costs for convertible notes	-	-	(217,162)
Short swing profits	22,274	-	25,982
Proceeds from sales of common shares and warrants, net of fees	13,306,590	4,581,460	-
Proceeds from exercise of warrants and options	40,245	535,989	2,888,703

Net cash provided by financing activities	13,130,423	6,162,963	12,967,374

Net increase (decrease) in cash and cash equivalents	176,478	(9,047,778)	2,704,311

Effect of exchange rate changes on cash	1,213	2,792	23,271

Cash and cash equivalents at beginning of period	42,565	9,087,551	6,359,969
Cash and cash equivalents at end of period	$220,256	$42,565	$9,087,551
See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (con't)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
	2006	2005	2004
Supplemental disclosure of cash flow information:

Income taxes paid during the period	$1,800	$2,300	$1,475
Interest paid during the period	$323,711	$1,002,740	$482
Non cash financing activities:
Discount on convertible notes due to purchase option liability	$-	$-	$1,072,248
Discount on convertible notes due to beneficial conversion feature	$-	$-	$156,610
Common shares issued or issuable for prepaid interest to related party	$-	$-	$4,388,275

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

1. Description of Business and Summary of Significant Accounting Policies

Description of Business - We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. We are currently focused on manufacturing our core product, our T-3 LCoS Set, to our customers and prospective customers, who are located primarily in Asia. The T-3 model has a 1920 pixels by 1080 pixels configuration. Our previously manufactured T-1 model has a lower resolution of 1280 pixels by 960 pixels configuration. We are exclusively focusing on manufacturing the T-3 model of our LCoS Sets because we believe that the market demand for that higher resolution product will be significantly greater. Our current customers and current prospective customers are original equipment manufacturers (OEMs) engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions. Our products are suitable for incorporation into other potential applications including rear projection computer monitors, wireless communication devices, portable games and digital assistants. Currently we are working with OEMs of high definition televisions, light engines for incorporation into high definition televisions, near-to-eye head mounted display devices, and micro-projectors for mobile electronics applications.

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring operating losses and negative cash flows from operations. As of December 31, 2006, we had negative net working capital of $12.9 million and an accumulated deficit of $100.6 million, with total stockholders’ deficit of $7.4 million.

Our total cash and cash equivalents at December 31, 2006 was $220,256. As disclosed in Note 11-Subsequent Events after December 31, 2006, we received approximately $2.3 million in gross proceeds from the sale of 2,190,477 of our common shares in February 2007. We believe these reserves are sufficient to sustain our operations and meet our capital and liquidity requirements through March 2007. We plan on raising additional funds through anticipated cash payments from customers, additional equity financings and exercises of stock options and warrants. No assurance can be given that we will receive cash payments from customers, that we will be able to raise additional equity, or that there will be exercises of stock options and warrants. If we do not receive additional funds from these or other sources, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

Additionally, as more fully described in Note 3, our Senior Secured Convertible Notes, maturing in November 2007, are held by four Noteholders. Two of the Noteholders have alleged that certain events of default under the Notes have occurred (one Noteholder has alleged three events of default, and the other Noteholder has alleged one event of default), and they have sent us letters asking for immediate redemption of the entire principal of their Notes of $9 million plus redemption premiums of approximately $1.35 million and liquidated damages of $615,000 and $534,000 at December 31, 2006 and 2005, respectively. We strongly dispute that any events of default have occurred that would allow the Noteholders to call the Notes, and we plan to vigorously defend our position. We believe, after review with outside legal counsel, with respect to each of the three alleged events of default, that it is not probable that the Noteholders would prevail in calling the loans based on any of the alleged events of default; therefore, in accordance with SFAS 5 “Accounting for Contingencies,” we have classified the Notes as short-term and long-term liabilities at December 31, 2006 and 2005, respectively, in the accompanying consolidated balance sheet in accordance with the original contractual terms rather than as current liabilities as SFAS 78, “Classification of Obligations That are Callable by the Creditor,” might otherwise require, and have not accrued the redemption premiums and liquidated damages. However, should the Noteholders pursue their call for immediate redemption of the Notes, and prevail on their claim in a court of law, the entire $10 million Note obligation would immediately become due and payable including redemption premiums of $1.5 million and liquidated damages of $683,000 at December 31, 2006. Moreover, the Company will be required to repay or refinance the Notes at their maturity date in November 2007, and will need to obtain additional financing to repay the Noteholders.

In 2006, a substantial percentage of our product deliveries, which were in small quantities, were made to LGE. In March 2007, we were informed by LGE of their intent to discontinue production of RPTVs (both LCoS and DLP). We do not expect significant further sales to LGE. We intend to replace the revenues from LGE with revenues from sales of our T-3 RPTV model to other customers, as well as sales of products to manufacturers of head mounted displays and microprojectors. Due to the development and ramp up time periods, significant revenue is not anticipated until at least the second half of 2007.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Furthermore, we are subject to U.S. Securities and Exchange Commission (SEC) investigations relating to the unauthorized filing of consents of BDO Seidman, LLP as an exhibit to certain registration statements, as well as an investigation into transactions in our securities by our former Chief Executive Officer and may be subject to penalties and claims relating thereto. These matters are discussed in Note 10.

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

Adoption of New Accounting Pronouncements - Effective October 1, 2006, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, “Accounting for Registration Payment Arrangements”. This FASB staff position addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," when the payment of liquidated damages becomes probable and can be reasonably estimated.

Prior to adoption of this FSP, we had classified as temporary equity, and as a warrant liability, as applicable, financial instruments issued in conjunction with our recent financings until the underlying securities were registered with the SEC, because the maximum potential liquidated damages may be greater than the difference in fair values between registered and unregistered shares. Our adoption of this accounting pronouncement as of October 1, 2006 resulted in a reclassification of $1,947,909 of temporary equity and $129,279 of warrant liability to common stock and additional paid in capital as of October 1, 2006. The cumulative effect of this accounting change increased our 2006 net loss by $223,993, or $0.01 per share.

We also adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and Statement of Financial Accounting Standard No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) as of January 1, 2006. The adoption of SFAS 123(R) is discussed under “Stock-Based Compensation” below, and the adoption of SFAS No. 151 did not have a material effect on our results of operations or financial position.

Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to accounts receivable reserves and inventory reserves and write-downs, which can be affected by a change in the market value and replacement cost of materials or a change in market price of products as well as the recoverability of long-lived assets and the valuation of stock based compensation.

Cash and Cash Equivalents - We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, approximately $220,000 and $43,000, respectively, comprised of checking and money market accounts, the fair value of which approximates cost, are included in cash and cash equivalents. We deposit cash and cash equivalents with high credit quality financial institutions.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

Inventories - Inventories are valued at the lower of cost (based on the first-in, first-out method) or market value. Materials, labor and manufacturing overhead are included in the cost of inventories. In determining inventory market values, substantial consideration is given to the expected selling price of the product based on historical recovery rates. If the market value of inventory is assessed to be less than cost, it is written down to its replacement cost or its net realizable value. Estimates may differ from actual results due to the quantity and quality and mix of products in inventory, consumer and retailer preferences and economic conditions. There was no lower of cost or market provision recorded in 2006 or 2005. Inventory reserves are generally recorded when management determines that an item is not readily saleable. In 2006 and 2005, we recorded a provision on our T-1 and light engine inventory of approximately $444,000 and $351,000, respectively, as a result of the concentrated focus of our business on our T-3 LCoS Set model. As of December 31, 2006, we have written off 100% of the value of our remaining T-1 and light engine inventory.

Property and Equipment - Property and equipment are recorded at cost while repairs and maintenance costs are expensed in the period incurred. Depreciation and amortization is computed for financial reporting purposes using the straight-line method over the following estimated useful lives.

Category	Useful Lives in Years

Buildings	40
Other equipment and instruments	3-10
Machinery and manufacturing equipment	3-10
Office furniture and fixtures	3-5
Tooling	1-5
Comuter software and hardware	3-5

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

Warranty Reserve - We provide for the estimated cost of product warranties at the time revenue is recognized. As we have limited historical experience in selling our products to our customers in large volumes, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products in similar industries, as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required. As of December 31, 2006 and 2005 our warranty reserve represented 1.5% of sales revenue. Our warranty is limited to the lesser of the end product warranty (the finished HDTV) or two years.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Shipping and Handling Costs - Shipping and handling costs to date have not been charged to our customers. These costs have not been material to date. They have been recorded in selling, general, and administrative expenses in 2005 and 2004. Beginning in the first quarter of 2006, all shipping and handling costs relating to sales of our products is recorded in cost of revenue. To the extent that such costs are recouped from the customers, such amounts will be included in revenue.

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

Comprehensive Loss- Comprehensive loss is comprised of net loss and other comprehensive income. The only component of other comprehensive income is foreign currency translation adjustments in 2006, 2005 and 2004. Other comprehensive income is disclosed in the statements of stockholders’ equity (deficit).

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

Derivative Financial Instruments - Our derivative financial instruments consist of a note purchase option (additional investment right (AIR)) attached to Senior Secured Convertible Notes and warrants issued in connection with our October 2005 financing for the year ended December 31, 2005 and 2004. The fair value is calculated based on the Black-Scholes option-pricing model. We had no derivative financial instruments at the end of 2006.

Stock-Based Compensation - We have stock compensation plans for employees and directors which are described in Note 6 to our consolidated financial statements in this Annual Report. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation including stock options in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the grant or, in the case of options granted with a market condition, we use a binomial model to calculate a derived service period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our stock compensation. We adopted SFAS 123R using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the January 1, 2006 date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. Following the provisions of the modified prospective method, we have not restated our consolidated financial statements for periods prior to 2006 to reflect the adoption of SFAS 123R. Therefore, the results reported in the Consolidated Statement of Operations for 2006 are not directly comparable to the results for the prior year.

Under the provisions of SFAS 123R, we recorded $1,875,330, or $0.05 per share, of stock compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our consolidated statement of operations for 2006. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Dividend yield	-
Expected volatility	92.8% - 99.02%
Risk-free interest rate	4.6% - 5.2%
Expected lives (in years)	5.2 - 5.8

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends, and are prohibited from paying dividends under the terms of the Senior Secured Convertible Notes issued in November 2004 (See Note 3). Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Our currently unvested options vest over two years from the date of grant. Our options generally have a 10-year contractual term. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for 2006 was $1.95. As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for four groups of employees - CEO, directors, senior management and all other employees - based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

During the fourth quarter of 2006, we entered into an agreement to grant options to purchase 950,000 common shares to our former Executive Vice President of Strategic Planning in connection with a consulting contract entered into between the Company and him. The options contain market conditions and were valued at $59,529 using a binomial model. The following assumptions were used for valuing this grant: no dividend yields, expected volatility of 81%, risk free rate of 4.74% and expected lives (derived service period) varying from 47 days to 379 days.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The fair value at date of grant for options granted has been estimated based on a Black-Scholes pricing model with the following weighted average assumptions:

	2005	2004

Dividend yield	-	-
Expected volatility	87%	89%
Risk-free interest rates	4.1%	2.5%
Expected lives	4.0 years	3.2 years

The table below shows net loss per share as if the Company had elected the fair value method of accounting for stock options.

	2005	2004

Net loss as reported	$(14,024,639)	$(9,367,001)

Add: stock-based employee compensation included
in reported net loss	22,000	67,674

Deduct: total stock-based employee compensation
determined under fair value method for all awards	(3,701,420)	(2,723,586)

Proforma net loss, as adjusted	$(17,704,059)	$(12,022,913)
Loss per share:
Basic and diluted, as reported	$(0.39)	$(0.27)
Basic and diluted, as adjusted	$(0.49)	$(0.35)

If the tax deduction realized from the exercise of stock options is less than recognized compensation expense, the tax shortfall is recognized in equity to the extent of available windfall tax benefits realized in the prior year, if any, otherwise it is recognized within our Consolidated Statements of Operations. Under the modified-prospective transition method of SFAS No. 123R, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for purposes of accounting for future tax shortfalls. We elected to apply the long-form method for determining the pool of windfall tax benefits and have a pool of windfall tax benefits.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Stock Option Acceleration - On December 6, 2005, our Compensation Committee of the Board of Directors approved the acceleration of the vesting of stock options held by all non-executive employees and certain officers under its stock option plans effective December 15, 2005. Options held by directors were excluded from the vesting acceleration. The closing price of the Company’s common stock on December 14, 2005, the last trading day before approval of acceleration, was $3.40 per share. All above-mentioned unvested stock options had exercise prices above $3.40 per share. The accelerated options are immediately exercisable by employees without any employment-related restriction.

The primary purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon the planned adoption of SFAS 123R. We estimate that the acceleration eliminated $0.7 million in future compensation charges we would otherwise have taken with respect to the accelerated options. Our Board of Directors believes, based on its consideration of the expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration was in the best interests of the Company and its shareholders.

Impairment of Long-Lived Assets - We account for the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future undiscounted cash flows from operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Considerable management judgment is required in determining if and when a condition would trigger an impairment assessment of our long-lived assets and once such a determination has been made, considerable management judgment is required to determine the fair market value of the long-lived asset. In determining the fair value of the asset, we consider the associated net present value of estimated future cash flows. Such estimated future cash flows are based on assumptions about our expected future operating performance. Our estimates of future cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions or changes to our business operations. Impairments would be recognized in operating results to the extent that the carrying value exceeds this calculated fair value of the long-lived assets.

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

Segment and Geographical Information - Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying consolidated statements of operations. Therefore, we have determined that we operate in a single business segment. All of our assets are located at our facilities in the United States at December 31, 2006, except for the following:

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Korea

Cash	$3,131
Accounts receivable	45,899
Prepaid expenses	94,497
Deposits	3,566
Building, net	4,485,961
Machinery and manufacturing equipment, net	761,781
Office furniture and fixtures, net	121,225
Other equipment and instruments, net	753,115
Inventory, net	393,479

$6,662,654

The following table summarizes our product revenues percentages for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
LCoS (T-3) sets	96%	77%	5%
LCoS (T-1) sets	-	4%	42%
Light engine display units	-	1%	51%
Other (primarily supporting electronics)	4%	18%	2%
Total	100%	100%	100%

For the year ended December 31, 2006, 92% of our revenue was derived from LGE, located in South Korea. LGE made up 100% of our outstanding accounts receivable balance at December 31, 2006. For the year ended December 31, 2005, 73% and 12% of our revenue was derived from LGE and ThinTek Optronics Corp, located in Taiwan, respectively. These two customers made up 84% of our outstanding accounts receivable balance at December 31, 2005. The remaining 15% of revenue in 2005 was derived from the sales of our LCoS Sets and related components to customers located in Hong Kong, China and the United States. For the year ended December 31, 2004, 47% and 43% of our revenue was derived from Skyworth TV Holding, LTD (Skyworth), and Shanghai China Display Co., LTD (China Display), both located in China. The remaining 10% of revenue in 2004 was derived from the sales of our LCoS Sets and related components to customers located in Hong Kong, Taiwan and South Korea.

Recently Issued Accounting Standards -

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of the provisions of SAB No. 108 on December 31, 2006 had no impact on our consolidated financial statements.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact, if any, of the adoption of FIN 48 on our results of operations or financial condition.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” to revise SFAS No. 123, “Accounting for Stock-Based Compensation” and supersede APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It requires companies to recognize their compensation costs related to share-based payment transactions in financial statements. These costs are to be measured based on the fair value of the equity or liability instruments issued and are recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). We have applied SFAS No. 123R beginning January 1, 2006. See 1 - Description of Business and Summary of Significant Accounting Policies - Stock Based Compensation for further information.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment Of ARB No. 43, Chapter 4” ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 became effective for the Company beginning with its 2006 fiscal year. The adoption of SFAS 151 has not had a material impact on our results of operations or financial position.

2. Issuance of Securities

Increase in Authorized Shares

On July 6, 2006, we filed an Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of New York that increased the number of shares of authorized common stock from 50 million to 100 million. Our stockholders approved the Amendment to the Certificate of Incorporation at our 2006 Annual Meeting held on June 28, 2006. A principle purpose for authorizing the additional shares was to allow for issuance of the shares pursuant to arrangements to fund working capital and other general corporate purposes.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Short-Swing Profits in 2006 and SEC Investigation

Our Audit Committee determined that Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director failed to report the sale of an aggregate of 70,556 of our common shares in August 2005 and February 2006 at sales prices ranging from $5.30 to $3.00 per share. Pursuant to Section 16 of the Exchange Act, in July 2006, Mr. Olins has filed the delinquent reports and disgorged $22,273 in “short swing profits” that he realized from the sales. These payments are recorded as an increase in additional paid in capital during the third quarter 2006. The staff of the SEC is conducting an investigation into transactions in our securities by Mr. Olins and an entity he controls. See Note 10 - Commitments and Contingencies.

Exercise of Stock Options and Warrants in 2006

During 2006, 50,000 common shares were issued upon the exercise of employee/director stock options. No warrants were exercised during 2006. Total cash received from option exercises in 2006 was $40,245.

Issuance of Shares and Warrants in 2006

On November 30, 2006, when the price of our common stock was $1.75, we issued 143,963 of our common shares in lieu of cash to the Senior Secured Notes for the payment of one quarter’s interest incurred from these notes. Under the terms of the Senior Secured Convertible Notes we can issue our common shares instead of making cash payments for interest at our option, as long as certain specified conditions are met. All of the specified conditions were met as of November 30, 2006.

On November 29, 2006, when the price of our common stock was $1.76, we issued and sold 2,400,000 of our common shares in a private placement to three institutional investors. The transaction included the issuance of warrants to purchase 4,872,000 of common shares with an exercise price of $1.75 per share exercisable within five years from the date of issuance. The purchase price of the common shares was $1.25 per share. The common shares and warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We received $3.0 million in proceeds, before issuance costs of $180,000, from the sale of these shares, which are and will be used for working capital and other general corporate purposes, including the repayment of certain short-term debt obligations. We will be required under a registration rights agreement to file a registration statement for the resale of the shares and shares issuable upon exercise of warrants within 30 calendar days after the closing date and have the registration statement declared effective no later than 90 calendar days after closing. The registration rights agreement provides that if we do not meet the above deadlines, we may be required to pay an amount equal to 2% of the aggregate purchase price or $60,000 for every thirty days thereafter to a maximum of 24% of the aggregate subscription amount or $720,000. Once the registration statement is declared effective, we are required to maintain effectiveness of the registration statement, including shares issuable upon the exercise of the warrants, until the shares covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k). Because we have not filed a registration statement for these shares and shares issuable upon exercise of the warrants, we have accrued liquidated damages of $60,000 as of December 31, 2006.

On September 26, 2006, when the price of our common stock was $2.20, we sold 270,270 of our common shares in a private placement to certain institutional investors that have previously purchased our common shares in private transactions on several occasions and are currently stockholders of our Company. The purchase price of the common shares was $1.85 per share. The transaction included the issuance of warrants to purchase 89,189 common shares with an exercise price of $2.25 per share exercisable within five years from the date of issuance. We received $500,000 in gross proceeds, before issuance costs of $17,500, from the sale of these shares, which were used for working capital and other general corporate purposes. We are required under a registration rights agreement to file a registration statement for the resale of the shares and shares issuable upon the exercise of the warrants within 30 calendar days from the closing date and have the registration statement declared effective no later than 90 calendar days after the closing date. The registration rights agreement provides that if we do not meet the above deadlines, we may be required to pay an amount equal to 2% of the aggregate purchase price or $10,000 as partial liquidated damages when each of these dates occur and an additional 1% for each month thereafter to a contractually defined maximum of 12% of the aggregate purchase price or $60,000. Once the registration statement is declared effective, we are required to maintain effectiveness of the registration statement until the shares covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k). Because we have not filed a registration statement for these shares and shares issuable upon exercise of the warrants, we have accrued liquidated damages of $20,000 as of December 31, 2006. In accordance with EITF 00-19, we classified net stock issuance proceeds as temporary equity, and as a warrant liability, because shares issued or issuable upon exercise of the warrants were subject to registration and potential liquidated damages, which may have been greater than the difference in fair values between registered and unregistered shares, if we were unable to have a registration statement declared effective or unable to maintain its effectiveness. We recorded the fair value of the warrants at issuance of $138,000 as a liability and the remaining net stock proceeds of $345,000 as temporary equity. The fair value of the warrants was calculated using the Black-Scholes option pricing model, using the following assumptions: stock price $2.20, exercise price $2.25, volatility 86%, risk-free interest rate 4.56%, remaining contractual life 5 years, and dividend yield of zero. On September 30, 2006, the fair value of the warrants was revalued and calculated at $129,000, using the Black-Scholes option pricing model, using the following assumptions: stock price $2.09, exercise price $2.25, volatility 86%, risk-free interest rate 4.56%, remaining contractual life of five years, and dividend yield of zero. The decrease of $9,000 was reflected as a gain from revaluation of warrants in the consolidated statement of operations for the year ended December 31, 2006. As discussed in Note 1, under Adoption of New Accounting Pronouncements, we reclassified the carrying value of the stock from temporary equity, and the fair value of the warrant liability, to equity on October 1, 2006 upon adoption of FSP EITF 00-19.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

On August 31, 2006, when the price of our common stock was $2.27, we issued 109,143 of our common shares in lieu of cash to the Senior Secured Notes for the payment of one quarter’s interest incurred from these notes. Under the terms of the Senior Secured Convertible Notes we can issue our common shares instead of making cash payments for interest at our option, as long as certain specified conditions are met. All of the specified conditions were met as of August 31, 2006.

On August 9, 2006, when the price of our common stock was $2.60, we issued 761,500 of our common shares in a private placement to an institutional investor (“August 2006 Financing”). The purchase price of the common shares was $2.25 per share. We received approximately $1.7 million in gross proceeds, before issuance costs, from the sale of these shares, which were used for working capital and other general corporate purposes. We paid $110,000 to our former Executive Vice President of Strategic Planning to facilitate this transaction, which were costs directly related to the transaction, and recorded this amount as a reduction of the gross proceeds. We are required under a registration rights agreement to file a registration statement for the resale of the shares within 30 calendar days from the closing date and have the registration statement declared effective no later than 90 calendar days after the closing date. The registration rights agreement provides that if we do not meet the above deadlines, we may be required to pay an amount equal to 1.5% of the aggregate purchase price or $25,700 as partial liquidated damages when each of these dates occur and an additional $25,700 for every 30 days thereafter up to six months. After six months, the percentage increases to 2.5% or $42,800 for each additional 30 days with no contractual maximum. Once the registration statement is effective, we are required to maintain effectiveness of the registration statement until the shares covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k). The institutional investor has waived any claim for liquidated damages based on the failure to file a registration statement within the time required until a reasonable time after the effectiveness of our universal shelf registration statement on Form S-3 (Registration No. 333-137100).

We classified the net proceeds from the stock issuance as temporary equity at September 30, 2006 in accordance with EITF 00-19, because the shares issued were subject to registration and potential liquidated damages if we were unable to have the registration statement declared effective or unable to maintain its effectiveness. As discussed in Note 1, under Adoption of New Accounting Pronouncements, we reclassified the carrying value of the stock from temporary equity to equity on October 1, 2006, upon adoption of FSP EITF 00-19.

As part of the August 2006 Financing, we agreed to file a “shelf” registration statement covering subscription rights of at least $20,000,000 (the “Required Rights Offering”) to be offered to the holders of our common stock unless we raised at least $10,000,000 in additional financing between August 9, 2006 and 30 days after the effective date of the registration statement. On October 25, 2006, these requirements were amended to (i) extend the Additional Financing Deadline by 30 days if we raised at least $1,000,000 in additional financing; (ii) extend the Additional Financing Deadline by 30-60 days if we raised between $3,000,000 and $5,000,000 in additional financing; (iii) extend the Additional Financing Deadline by 60 days and reduce the Required Rights Offering pro rata if we raised more than $5,000,000 in additional financing. As of March 16, 2007, we have raised $5,800,000 in additional financing, the Required Rights Offering has been decreased to $14,200,000 and the Additional Financing Deadline has been extended to May 15, 2007.

Because of our existing covenants with the holders of our Senior Secured Convertible Notes, which requires us to seek their consent before we agree to enter into additional material indebtedness, we will most likely try to raise the above-mentioned monies through the sale of additional common shares. We can offer no assurance that we will successfully raise all or any part of the $4,200,000 mentioned above, nor can we offer an assurance that we will issue subscription rights to our shareholders in the future. At present, we are considering all of our options and have not definitively determined how or whether we will raise all or a part of the $4,200,000 which would allow us to avoid our obligation to make an offering of subscription rights to purchase our common shares. In connection with the August 2006 Financing, we have also agreed, for a period of one year following the closing of the August 2006 Financing, to refrain from, directly or indirectly, offering or selling any debt security that is, at any time during the life of the debt security and under any circumstance, convertible into or exchangeable for our common shares, unless we receive prior written consent from a majority of the purchasers of the August 2006 Financing.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

On June 5, 2006, when the price of our common stock was $2.59, we sold to certain institutional buyers, each of which is managed by Wellington Management Company, LLP, an aggregate of 601,000 of our common shares at a price per share of $2.80, for an aggregate purchase price of approximately $1.7 million. We made the sale pursuant to a post-effective amendment to a “shelf” registration statement on Form S-3 (File No. 333-122392), which was declared effective by the SEC before this transaction, and which was amended by a registration statement on Form S-3 MEF (File No. 333-134626) filed by us on May 31, 2006. As of the date of this filing, 5,150 of our common shares registered under these “shelf” registration statements remain unissued. These funds were used for working capital and other general corporate purposes.

On May 31, 2006, when the price of our common stock was $3.06, we issued 81,665 of our common shares in lieu of cash to the Senior Secured Notes for the payment of one quarter’s interest incurred from these notes. Under the terms of the Senior Secured Convertible Notes we can issue our common shares instead of making cash payments for interest at our option, as long as certain specified conditions are met. All of the specified conditions were met as of May 31, 2006.

On April 7, 2006, when the price of our common stock was $ 3.89, we sold 750,000 of our common shares at a purchase price of $3.26 per share to three institutional purchasers. Those shares were registered in our Post-Effective Amendment No. 6 to a Form S-3 “shelf” registration statement (File Number 333-122392), as post-effectively amended through February 14, 2006. The purchase price for those common shares was approximately $2.4 million in the aggregate. The purchase price was based upon the five-day volume weighted average price of our common shares through April 6, 2006, discounted by five percent. We paid aggregate fees equal to $89,650 to persons who introduced us to the investors. These funds were used for working capital and other general corporate purposes.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

In mid-January 2006, when the price of our common stock ranged from $2.62 to $2.85, we issued and sold 1,300,000 of our common shares in a private placement to three institutional investors. The purchase price of the common shares was $2.62 per share. We received approximately $3.3 million in net proceeds from the sale of these shares, which were used for working capital and other general corporate purposes, including the repayment of certain short-term debt obligations. We were required under a registration rights agreement, to file a registration statement for the resale of the shares within 30 calendar days after January 12, 2006 and have the registration statement declared effective no later than 90 calendar days after January 12, 2006. The latter may be extended to no later than 120 calendar days if the registration statement is subject to review, comments or other actions by the SEC. Once the registration statement is declared effective, we are required to maintain effectiveness of the registration statement until the shares covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k). As the registration statement was not filed by February 11, 2006 or declared effective prior to April 12, 2006, the registration rights agreement required us to pay an amount equal to 5% of the aggregate purchase price or $170,300 as partial liquidated damages when each of these dates occurred and an additional $170,300 for every 30 days thereafter up to six months. After six months, the percentage increases to 10% or $340,600 for each additional 30 days. We have included $329,602 as liquidated damages in non-cash interest expense from inception through May 12, 2006. The registration statement related to these shares was filed with the SEC on May 5, 2006 and was declared effective on May 12, 2006. Concurrent with the effectiveness of the registration statement, the investors of the January financing received an aggregate of 122,725 restricted shares in settlement of any and all liquidated damages. The shares were issued as follows: 57,725 restricted shares of our common stock were issued on May 18, 2006, when the market value of our shares was $3.12, resulting in an intrinsic value of $180,102; 65,000 restricted shares of our common stock were issued on June 30, 2006, when the market price of our shares was $2.30, resulting in an intrinsic value of $149,500. Of these shares, 57,725 were included in our Form S-3 Amendment No. 6 (Registration No. 333-137100) filed with the SEC on February 13, 2007. This registration statement was declared effective by the SEC on February 14, 2007.

Issuance of Shares in 2005

In October 2005, we closed a $2.0 million private placement of our common shares and warrants to purchase our common shares with certain institutional and other investors. This transaction included the sale of 571,431 common shares at a purchase price of $3.50 per share and warrants to purchase 228,576 common shares with an exercise price of $5.00 per share exercisable within five years from the date of issuance. We received $2.0 million in gross proceeds from this transaction, which was used for working capital and other general corporate purposes. We did not use a placement agent in this transaction. Three of the institutional purchasers in this transaction were investors in our November 2004 private placement of our Senior Secured Convertible Notes. We were required to file a registration statement for resale of the shares and shares issuable upon exercise of the warrants 30 days after October 12, 2005 and have the registration statement declared effective no later than 90 days after October 12, 2005. We are also required to maintain the effectiveness of the registration statement (File No. 333-132048) until the shares covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k).

On February 27, 2006, we filed a registration statement (File No. 333-132048) registering shares issued in our October 2005 financing. Because this registration statement was not filed by November 12, 2005, we may be required to pay $30,000 as liquidated damages to the investors as of November 12, 2005 and every thirty days thereafter through February 27, 2006. Additionally, since the registration statement was not declared effective by the SEC prior to January 12, 2006, we may be required to pay $30,000 as liquidated damages to the investors on January 12, 2006 and for every thirty days thereafter until April 18, 2006, the date of effectiveness for this registration statement. We have included $187,215 and $79,000 as liquidated damages in non-cash interest expense for the periods ended April 18, 2006 and December 31, 2005, respectively. Concurrent with the effectiveness of the registration statement, investors accounting for 25% of the invested amount in this transaction have waived their rights to any liquidated damages. In addition, in settlement of any and all liquidated damages, investors accounting for 50% of the invested amount in this transaction received an aggregate of 43,850 shares of our common stock on June 5, 2006, when the market price of our stock was $2.77, resulting in an intrinsic value of $121,465. These shares were included in our amended registration statement on Form S-3 MEF (File No. 333-134626) filed by us on May 31, 2006. We continue to maintain an accrual of $65,750 in accrued liabilities on our consolidated balance sheet for the investors accounting for the remaining 25% of the invested amount.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

As mentioned above, prior to the issuance of FSP EITF 00-19-2, as further described in Note 1, Adoption of New Accounting Pronouncements, in accordance with EITF 00-19, the fair value of the warrants at inception was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. We reclassified the warrant liability to equity upon effectiveness of the related registration statement, on April 18, 2006. The fair value of the warrants at inception, of $958,625, was calculated using the Black-Scholes option pricing model, using the following assumptions: stock price $4.26, exercise price $5.00, volatility 217%, risk free interest rate 3.00%, remaining contractual life 5 years and dividend yield of zero. On December 31, 2005, the fair value of the warrants was revalued and calculated at $778,270, using the Black-Scholes option pricing model, using the following assumptions: stock price $3.47, exercise price $5.00, volatility 217%, risk free interest rate 3.00%, remaining contractual life 4.87 years and dividend yield of zero. The decrease of $180,355 is reflected as a gain from revaluation of warrants in the consolidated statement of operations during the year ended December 31, 2005. On April 18, 2006, the fair value of the warrants was revalued and calculated at $743,319, using the Black-Scholes option pricing model, using the following assumptions: stock price $3.48, exercise price $5.00, volatility 178%, risk free interest rate 3.00%, remaining contractual life 4.52 years and dividend yield of zero. The decrease of $34,951 is reflected as a gain from revaluation of warrants in the consolidated statement of operations during the year ended December 31, 2006. In accordance with EITF 00-19 we had classified the $1,026,374 value of common stock subject to registration (net of $15,000 issuance costs and warrants valued at $958,625) as temporary equity as of December 31, 2005 related to the October 2005 Financing. The amount had been reclassified to equity upon effectiveness of the related registration statement, on April 18, 2006.

On August 5, 2005, we sold 500,000 of our common shares at a purchase price of $5.40 per share to certain institutional investors. Those shares were included in our Form S-3 “shelf” registration statement (File No. 333-122932), which was declared effective by the SEC in July 2005. We received gross proceeds of approximately $2.7 million from the transaction, which we used for working capital and other general corporate purposes. The purchasers in the August 2005 Equity Financing had a 30-day right, which expired on September 4, 2005, to purchase an additional aggregate of 225,000 of our common shares included in the “shelf” registration statement at a purchase price of $5.50 per share. On August 23, 2005, we filed a post-effective amendment to our “shelf” registration statement withdrawing exhibit 23.1, the consent of the independent registered accounting firm BDO Seidman LLP. We stated in the post-effective amendment that we would not make any future sales from the “shelf” registration statement until we resolved the matter involving the consent. On August 23, 2005, we reclassified the fair value of the Investment Right of $94,500 from equity to a liability pursuant to EITF 00-19. The fair value of the Investment Right was calculated using the Black-Scholes option pricing model, using the following assumptions: stock price $5.24, exercise price $5.50, volatility 138.18%, risk free interest rate of 3.33%, remaining contractual term of 12 days and dividend yield of zero.  The Investment Right expired, unexercised, on September 4, 2005, and the Investment Right liability was recorded in other income. In February 2006, the SEC declared our Post-Effective Amendment No. 6 to the Shelf Registration Statement effective, and we have sold all but 5,150 the balance of the securities remaining on the Shelf Registration Statement in compliance with the federal securities law, through use of the Shelf Registration Statement as noted above in the section “Issuance of Shares and Warrants in 2006”.

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

On January 7, 2004, we issued 142,360 common shares with a value of $800,063 as a prepayment of interest on the Argyle notes for the interest due for 2004. Prepaid interest was computed using the closing price of the shares on January 6, 2004 of $5.62. This amount is fully amortized at December 31, 2004. On March 4, 2004, we issued an additional 71,676 common shares with a value of $338,311 as a prepayment of interest on the Argyle notes for the period January 1, 2005 to June 30, 2005 (see Note 3). Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. On December 22, 2004, we issued an additional 50,000 shares, and 448,768 shares became issuable (and were issued in January 2005) as a prepayment of interest on the Argyle notes for the period from July 1, 2005 through December 31, 2008. These shares had a value of $4,049,964 based on the closing price of the shares of $8.12 on December 21, 2004. Prepaid interest of $2,314,266 and $3,471,398, for the year ended December 31, 2006 and 2005, respectively, is classified as a deduction from stockholders’ equity (deficit).

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

Short-Swing Profits in 2004

In September 2004, Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director, disposed of 11,800 of our common shares at a sale price of $5.73 per share. Pursuant to the “short-swing profit” provisions of the Exchange Act, Mr. Olins subsequently disgorged $25,982 to us for the profit that he realized from his sale of our common shares. The total aggregate profit was calculated by using the lowest purchase prices at which Mr. Olins purchased 11,800 of our common shares during the six months immediately preceding September 20, 2004.

Stock-based general and administrative expenses discussed above are as follows:

	Year-end December 31,
	2006	2005	2004

Financing costs related to reduction of stockholder note	$-	$-	$600,000
Stock and options granted to employees and directors	1,875,330	22,000	67,674
Common stock and warrants expensed for services	-	164,187	263,850
	$1,875,330	$186,187	$931,524

3. Short Term Loans and Notes Payable

Short Term Loan from a Related Party

During March 2006, our wholly-owned subsidiary, SpatiaLight Korea, Inc. borrowed KRW 85,000,000 (approximately US $86,250) from JeWon Yeun, SpatiaLight Korea’s former President. This non-interest bearing, unsecured loan was repaid in early April 2006. Between July and December 2006, we borrowed an aggregate of $355,000 from Herbert Ehrenthal, one of our Directors, and an aggregate of $252,199 from Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, and a Director. The short-term borrowings from Mr. Ehrenthal bear interest at 8% per annum. The short-term borrowings from Mr. Olins are non-interest bearing. Each of the notes was for $100,000 or less and the notes were on average outstanding for less than 2 months at a time. All the notes were fully repaid by early December 2006.

On December 16, 2005, we borrowed $224,384 from Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a Director. Mr. Olins obtained these funds by drawing down on a personal line of credit from a bank, which is the same bank that we utilize for our domestic commercial banking requirements. Based upon discussions among Mr. Olins and other members of our Board of Directors, the Board authorized the repayment of the full principal amount of the loan plus interest at a rate of 8.25% per annum by February 16, 2006, the maturity date. The Board also authorized the reimbursement to Mr. Olins for a $30,000 fee that he was required to pay to the bank. The interest rate and the fee are on the same terms that Mr. Olins obtained from the bank. The unsecured loan was repaid by the due date and the fee was reimbursed to Mr. Olins.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Short Term Loans

Our wholly-owned subsidiary SpatiaLight Korea has revolving credit facilities with five separate South Korean banks as detailed below (amounts in thousands, Korean Won, unless otherwise stated):

Bank	Shinhan Bank	Kyongnam Bank	Korea Exchange Bank	Pusan Bank	Industrial Bank of Korea (4)	Total
Interest rate type	Variable (1)	Variable (2)	Fixed	Variable (3)	Fixed
Interest rate at 12/31/06	7.05%	10.20%	13.00%	11.14%	0.00%
Maturity date	9/22/2007	4/28/2007	1/10/2007	1/10/2007	3/23/2007
Maximum amount of line	200,000	200,000	200,000	100,000	-	700,000
Amount outstanding at 12/31/06	199,466	198,460	57,970	99,411	-	555,308
Remaining available	534	1,540	142,030	589	-	144,692
Approximate US dollar equivalent	$212,312	$211,241	$61,704	$105,813	$-	$591,070

(1) Yield ratio of annual bank debenture plus 1.857%
(2) Yield ratio of annual industrial financial debenture plus 4.0%
(3) Pusan Bank's internal market related base rate plus 5.56%
(4) The IBK facility was terminated in April 2006. See details below.

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

We have not repaid either the Korean Exchange Bank or the Pusan Bank the amount outstanding as of the maturity dates noted above and are in the process of renegotiating these lines of credit with each of these banks.

Convertible Notes

Convertible notes at December 31, 2006 consist of the following:

Argyle Notes

In 1998, we received $1,188,000 in cash in exchange for notes payable in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, and a former Director. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all of our assets, although these Notes are subordinated to the Senior Secured Convertible Notes described below. Both principal and interest are convertible into our common shares at $0.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then-current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

We paid interest on the Argyle notes by issuing 142,360 common shares with a market value of $354,476 in 2003, and 142,360 common shares with a market value of $800,063 in 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,768 common shares, as a prepayment of interest on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of December 31, 2006, total prepaid interest on the Argyle notes for the period January 1, 2007 to December 31, 2008 is $2,314,266, which is classified as a deduction from stockholders’ equity (deficit). If Argyle elects to convert the notes prior to the maturity date (December 31, 2008), Argyle will return shares representing unearned interest on those notes at the time of the conversion.

Interest expense includes non-cash interest expense of $728,780 in 2004, $845,957 in 2005 and $1,085,583 in 2006. The non-cash interest expense results from the beneficial conversion price of interest, which is convertible into common shares at $0.50 per share, and was computed as the excess of the market price of the shares issued for the interest over the calculated amount of interest due for the period.

At December 31, 2006, the carrying value of the Argyle notes totaled $1,188,000 representing the unpaid principal balance. In December 2006, Argyle, in accordance with the registration rights agreement, requested that the shares underlying these notes be registered as soon as practicable.

Senior Secured Convertible Debt Financing

On November 30, 2004, we completed a non-brokered private placement of $10 million in principal amount of our senior secured notes (the “Senior Secured Convertible Notes”). The Senior Secured Convertible Notes accrue interest at 10% per annum, payable quarterly, and the interest is payable in cash or common shares, at our option if certain conditions are met, including the availability of an effective registration statement pursuant to which resales may be made or the availability of Rule 144(k) for resale of the common shares issued upon conversion. The value of the shares for the purposes of calculating interest payments is equal to the 10-day trailing average of the volume weighted average prices of our common stock at the end of each quarterly interest period. The Secured Convertible Notes are due November 30, 2007.

The Senior Secured Convertible Notes are convertible, at the option of their holders, into shares of our common stock at the conversion price of $9.72 per share. The Senior Secured Convertible Notes are senior to notes that we issued to Argyle Capital Management Corporation (the “Argyle Notes”), which is wholly owned by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a former Director, based upon an Intercreditor Agreement.  This Intercreditor Agreement precludes us from repaying the Arygle Notes in cash or other property until the holders of our Senior Secured Convertible Notes have been repaid.  The Intercreditor Agreement does not, however, preclude us from paying in either cash or shares, interest on the Argyle Notes provided there has not been an event of default under the Senior Secured Convertible Notes, as defined in the agreement.  Under the terms of the Intercreditor Agreement, Argyle maintains its rights to convert the Argyle Notes into shares of our common stock under the conversion terms of the Argyle Notes, as described above, at any time.  The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea.  However, the holders of our Senior Secured Convertible Notes have a pledge on SpatiaLight Korea’s shares.  In addition, under the terms of the November 2004 Financing, we are prohibited from using the proceeds from the financing to repay debt or to pay dividends, and we are prohibited from paying dividends while the Senior Secured Convertible Notes are outstanding.

We were required under an amended registration rights agreement, to file a registration statement for resale of the shares issuable upon conversion of the Senior Secured Convertible Notes and to maintain its effectiveness to allow the holders of our Senior Secured Convertible Notes to convert their notes and sell the underlying common shares freely.  We reported in Post Effective Amendment No. 2 to our registration statement on Form S-3 relating to the Senior Secured Convertible Notes (Reg. No. 333-122391), that in late August 2005 we advised the holders of our Senior Secured Convertible Notes that until the matter concerning the filing of an unauthorized consent of our former auditors, BDO Seidman LLP, is resolved, sales using the prospectus which is the subject of that registration statement may result in potential liability. One of the holders of the Senior Secured Convertible Notes, Portside Growth & Opportunity Fund, has claimed that the post-effective amendment resulted in an obligation for the Company to pay each Noteholder liquidated damages in cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter, until the matter concerning the consent is resolved.  That amount would equal $534,000 and $615,000 as of December 31, 2005 and February 14, 2006 (when the post-effective amendment to the registration statement was declared effective), respectively.  We do not believe that we are contractually obligated to make those payments and therefore we have not accrued for the alleged liquidated damages.  However, should the Noteholders pursue their claim for liquidated damages pursuant to the registration rights agreement and prevail on their claim in a court of law, the alleged liquidated damages would immediately become due and payable.  In February 2006, Post-Effective Amendment No. 6 to the registration statement referenced above was declared effective by the SEC.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Portside Growth & Opportunity Fund has also claimed the following additional events of default under the Senior Secured Convertible Notes: (i) failure to make an interest payment due in November 2005 on a timely basis; (ii) incurrence of prohibited indebtedness to our former officers and/or directors of the Company; (iii) incurrence of prohibited indebtedness by our South Korean subsidiary to certain banks in South Korea; (iv) granting of a security interest by our South Korean subsidiary in certain assets located in South Korea; (v) repayment by us of indebtedness to our officers or directors and by our South Korean subsidiary of indebtedness under bank credit facilities. Smithfield Fiduciary LLC, joined in the claim that a default occurred as a result of certain indebtedness incurred as a result of the failure to make the November 2005 interest payment in a timely fashion. Each of these notices call for us to redeem $9.0 million in the aggregate principal amount of our Senior Secured Convertible Notes, plus payment of a redemption premium of $675,000 to each of these holders. Furthermore, the Noteholders claim that the interest rate on the Senior Secured Convertible Notes has increased from 10% per annum to 12% per annum as a result of the claimed defaults.

We believe, after review with outside legal counsel, that these allegations lack merit and would not entitle the Noteholders to call the notes and other remedies that they are seeking.  We believe that the Noteholders have undertaken to make allegations of events of default that lack merit in an attempt to obtain an amendment to the terms of the Senior Secured Convertible Notes to reduce the conversion price, accelerate repayment and increase the interest rate.  We have rejected offers from the Noteholders in this regard, and plan to vigorously defend our position. If the Noteholders prevail in calling the Notes, the entire $10 million debt obligation would become due and payable immediately, including the redemption premiums of $1.5 million and liquidated damages of $683000.  We have not accrued the above described redemption premiums or liquidated damages as of December 31, 2005 or December 31, 2006.

In consideration for Argyle entering into the Intercreditor Agreement, our Board of Directors authorized us to enter into an extension and modification agreement with Argyle with respect to the Argyle Notes (the Extension Agreement) under which the due date of the Argyle Notes was extended to December 31, 2008.

Under the terms of the November 2004 Financing, Robert A. Olins and Greenpark Limited, an unaffiliated stockholder, jointly and severally committed, in the event that the Board of Directors determines that such financing is necessary, to provide us with up to an additional $6 million in future financing on terms and conditions to be determined at the time of any such transaction. That financing commitment shall be reduced by any funds that we receive from future sales or exercises of our equity, debt or derivative securities, including the sale of our common shares under the prospectus that we filed with the SEC on January 28, 2005, as a part of a “shelf” registration process. As of the date of this filing, taking into account the October 2005 Private Placement and stock option exercises, we had received an aggregate total of greater than $6 million, thereby fulfilling the commitment by Mr. Olins and Greenpark Limited.

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Fair Value Date*	Fair Value	Gain Recognized for Quarter	Cumulative Gain	Current Stock Price	Volatility	Risk-Free Interest Rate	Contractual Term

November 30, 2004	$1,072,248	$-	$-	$8.83	67%	2.50%	1 year
December 31, 2004	$659,874	$412,374	$412,374	$8.95	52%	2.50%	8 months
March 31, 2005	$8,639	$651,235	$1,063,609	$5.05	49%	2.50%	5 months
June 30, 2005	$2,102	$6,537	$1,070,146	$5.67	54%	3.00%	2 months
September 30, 2005	$-	$2,102	$1,072,248	$-	-	-	expired

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Activity in convertible notes payable for 2006 and 2005 is as follows:

Debt Principal:	Balance at December 31, 2005	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at December 31, 2006
Argyle	$1,188,000	$-	$-	$-	$1,188,000
November financing	10,000,000	-	-	-	10,000,000
November financing discounts for:
Beneficial conversion feature	(100,060)	-	52,200	-	(47,860)
Reimbursement of investor's legal fees	(63,889)	-	33,333	-	(30,556)
AIR or note purchase option	(683,938)	-	358,440	-	(325,498)
Total Convertible Notes	$10,340,113	$-	$443,973	$-	$10,784,086

Accrued Interest:
Accrued Argyle 6%	$-	$71,280	$-	$(71,280)	$-
Beneficial interest	-	1,085,853	-	(1,085,853)	-
November financing	84,932	992,663	(247,923)	(745,319)	84,353
Total Accrued Interest	$84,932	$2,149,796	$(247,923)	$(1,902,452)	$84,353

Debt Principal:	Balance at December 31, 2004	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at December 31, 2005
Argyle	$1,188,000	$-	$-	$-	$1,188,000
Argyle discount	(11,000)	-	11,000	-	-
November financing	10,000,000	-	-	-	10,000,000
November financing discounts for:
Beneficial conversion feature	(152,260)	-	52,200	-	(100,060)
Reimbursement of investor's legal fees	(97,222)	-	33,333	-	(63,889)
AIR or note purchase option	(1,042,378)	-	358,440	-	(683,938)
Total Convertible Notes	$9,885,140	$-	$454,973	$-	$10,340,113

Accrued Interest:
Accrued Argyle 6%	$-	$71,280	$-	$(71,280)	$-
Beneficial interest	-	845,597	-	(845,597)	-
November financing	84,932	1,002,740	(1,002,740)	-	84,932
Total Accrued Interest	$84,932	$1,919,617	$(1,002,740)	$(916,877)	$84,932

The maturity date of the Senior Secured Convertible Notes is November 2007. Consequently, we have classified the balance related to these notes, of $9,596,086 at December 31, 2006 as a current debt in the consolidated balance sheet. The $1,188,000 outstanding balance of the Argyle notes continues to be classified as long-term debt at December 31, 2006 as they are due on December 31, 2008.

Non-cash interest expense is as follows:

	2006	2005	2004
Amortization of Senior Secured Convertible Notes	$443,973	$443,973	$36,998
Senior Secured Convertible Notes 10% interest paid in common stock	745,319	-	-
Amortization of Argyle note discount	-	11,000	22,000
Liquidated damages on the October 2005, January 2006,
September 2006 and November 2006 financing	517,817	79,000	-
Beneficial conversion privileges of interest on Argyle note	1,085,853	845,597	728,780
Amortization of prepaid financing costs	63,431	50,936	3,258
Total non-cash interest expense	$2,856,393	$1,430,506	$791,036

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

4. Balance Sheet Components

Inventory as of December 31 consists of the following:

	2006	2005
Raw materials	$531,114	$796,770
Work-in-progress	26,088	17,043
Finished goods	161,285	294,287
	718,487	1,108,100
Inventory reserve	(295,412)	(351,377)
Total inventory	$423,075	$756,723

Property and equipment as of December 31, consists of the following:

	2006	2005
Building	$4,735,027	$4,360,663
Other equipment and instruments	2,332,603	2,659,653
Machinery and manufacturing equipment	1,688,943	1,141,726
Office furniture and equipment	463,414	590,696
Tooling	371,700	371,700
Leasehold improvements	165,937	175,654
Computer software and hardware	352,825	215,109

Total property, plant and equipment	10,110,449	9,515,201
Accumulated depreciation	(3,474,598)	(2,701,681)
Property, plant and equipment, net	$6,635,851	$6,813,520

Accrued expenses and other current liabilities as of December 31, consist of the following:

	2006	2005
Deferred rent	$212,886	$269,843
Accrued compensation	446,438	184,283
Accrued interest on senior secured convertible notes	84,932	84,932
Accrued financing fee	149,353	-
Liquidated damages	145,750	79,000
Accrued legal, accounting and consulting related services	706,643	741,855
Other	47,230	29,514
Total accrued expenses and other current liabilities	$1,793,232	$1,389,427

Depreciation and amortization expense was $864,064, $728,383, and $575,391 for the years ended December 31, 2006, 2005 and 2004, respectively.

Rent expense related to operating leases was $557,576, $675,339, and $585,897 for the years ended December 31, 2006, 2005 and 2004, respectively.

We lease our office space under a non-cancelable operating lease. The lease expires in August 2009 and is subject to escalations in rent. Rent expense is recorded evenly over the lease term. Deferred rent of $212,886, $269,843 and $314,611 was recorded as of December 31, 2006, 2005, and 2004, respectively.

Future lease obligations under non-cancelable operating leases as of December 31, 2006 are as follows:

2007	$459,040
2008	471,768
2009	320,651
Total	$1,251,459

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
5. Income Taxes

Income taxes consist primarily of state minimum taxes. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

	2006	2005	2004

Computed tax benefit at federal statutory rate	$(6,449,000)	$(4,768,000)	$(3,185,000)

Federal research and development credit	(51,000)	(81,000)	(91,000)
Permanent differences:
Nondeductible interest	971,000	486,000	269,000
Nondeductible SFAS 123R stock option expense	638,000	-	-
Foreign earnings taxed at different rates, net of unbenefitted foreign losses	(377,000)	870,000	-
Other	75,000	(306,000)	132,000
Changes in valuation allowances	4,962,000	4,967,000	3,869,000
State tax benefit, net of effect on federal income taxes	(10,000)	(670,000)	(252,000)
Other, net	242,800	(495,700)	(740,525)

Total tax expense	$1,800	$2,300	$1,475

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, is presented below:

	2006	2005
Deferred tax assets:

Federal net operating loss carryforwards	$27,106,000	$24,168,000
State income tax effects and credits	5,161,000	5,186,000
Korean income tax effects	2,265,000	-
Accrued expenses	17,000	28,000
Federal research and development credits	1,086,000	1,031,000
Options and warrants	806,000	883,000
Other	178,000	361,000
Gross deferred tax assets	36,619,000	31,657,000
Valuation allowance	(36,619,000)	(31,657,000

Net deferred tax assets	$-	$-

The provision for income taxes attributable to pretax loss from operations follows, for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004

Loss before income taxes:
Domestic	$13,413,834	$11,485,540	$9,228,446
International	5,553,228	2,539,099	138,555

Total	$18,967,062	$14,024,639	$9,367,001

The net change in the total valuation allowance was $6,192,000, $4,967,000 and $3,869,000 in 2006, 2005 and 2004, respectively. As of December 31, 2006, we had net operating loss carryforwards of approximately $79.7 million for federal, $64.7 million for state tax purposes and $2.3 million for South Korean purposes, respectively, which expire in varying amounts from 2007 through 2026 for federal purposes and through 2016 for state purposes and 2009 through 2011 for South Korean purposes. In addition, as of December 31, 2006, we had research and development carryforwards of approximately $1,086,000 for federal tax purposes, which will begin to expire in 2008 and $1,212,000 for state tax purposes, which do not expire.

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Included in the net operating loss carryforwards are tax benefits created resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS 123R (windfall tax benefits). Although these windfall tax benefits are reflected in the total net operating tax loss carryforwards, pursuant to SFAS 123R, deferred tax assets associated with these deductions are only recognized to the extent that they reduce taxes payable. Further, these recognized deductions are treated as direct increases to stockholders’ equity (deficit) and as a result do not impact the Consolidated Statement of Operations. To the extent stock-option related deductions are not recognized pursuant to SFAS 123R, the unrecognized benefit is not reflected on the Consolidated Balance Sheet. We have elected to continue to reflect our gross net operating loss carryforward deferred tax assets and related valuation allowance for the accumulated stock award tax benefits determined under Accounting Principles Board (“APB”) Opinion No. 25, “ Accounting for Stock Issued to Employees ” (“APB 25”). We will track these stock award attributes separately and will only realize these attributes in accordance with SFAS 123(R). These additional tax benefits of net operating loss carryforwards related to the tax benefit from the exercise of stock awards were $1.6 million in both 2006 and 2005.

6. Stockholders’ Equity (Deficit)

Stock Option Plans - In 2006 the Stockholders approved the 2006 Incentive Plan (the 2006 Plan). In 1999 the Stockholders approved the 1999 Stock Option Plan (the 1999 Plan), which in turn replaced our 1993 Non-Statutory Employee Stock Option Plan, the 1993 Non-Statutory Director Stock Option Plan, and the 1991 Stock Option Plan. The 2006 Plan authorizes the issuance of options to purchase up to 5,000,000 shares of our common shares. The 2006 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, nonqualified stock options, share appreciation rights, share purchase awards, restricted shares, restricted stock units, performance units, and other share-based awards. Key employees, directors, and third party service providers who are selected by the designated committee are eligible to participate in the plan. Third party providers include any consultant, agent, advisor, or independent contractor who renders services to us, or to any of our subsidiaries or affiliates, that are not in connection with the offer and sale of our securities in a capital raising transaction and do not directly or indirectly promote or maintain a market for our securities. The 1999 Plan authorized the issuance of options to purchase up to 4,000,000 shares of our common shares. It also provided for options which may be issued as nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended.

In June 2002, the Stockholders approved an amendment to the 1999 Stock Option Plan to increase the maximum number of shares that can be issued pursuant to award grants made under the Plan by 1,000,000 common shares, raising the total number of common shares reserved for issuance thereunder to 5,000,000.

In July 2004, the Stockholders approved an amendment to the 1999 Stock Option Plan to increase the maximum number of shares that can be issued pursuant to award grants made under the Plan by 2,000,000 common shares, raising the total number of common shares reserved for issuance thereunder to 7,000,000.

Under the 1999 Plan, we may grant options to employees at prices not less than 85% of fair market value for non-statutory stock options, and to directors at the fair market value at the date of grant.

Options under the 1999 Plan are granted to Executive Officers at the discretion of the Board of Directors/Compensation Committee. Options granted to employees and consultants are at the discretion of the CEO. Options under the 2006 Plan are granted at the discretion of the Board of Directors/Compensation Committee. Options under both plans generally expire 10 years from the date of grant and, in general, vest and become exercisable 50% at the end of year one and 50% at the end of year two. Changes to the vesting period may be made at the discretion of the Board of Directors/Compensation Committee.

Stock option grants to employees are generally issued with an exercise price equal to the market price on the day before the grant date. To the extent that the market price of the common stock exceeds the exercise price of the options, the Company recognizes deferred compensation for the intrinsic value in accordance with APB 25 and FIN 44. The Company amortizes deferred compensation on a straight-line basis over the vesting period of the option.

Option grants to non-employees are valued at the date of grant using the Black-Scholes option-pricing model in accordance with FAS 123. Option grants that do not include sufficient disincentive for non-performance are accounted for in accordance with EITF's 96-18 and 00-18. In such instances, the deferred compensation is amortized over the term of the agreement on a straight-line basis. Until the awards are fully vested or a measurement date is achieved, the Company records an adjustment to deferred compensation and consultant expense to reflect the impact of the fair value, as remeasured at quarter-end, of the options based on changes to the Company's stock price.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

The following is a status of the options under the Plans and outside of the Plans and a summary of the changes in options outstanding during 2006, 2005 and 2004:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value at December 31, 2006
Outstanding January 1, 2004	4,962,333	$3.26
Options granted under the plan	1,122,500	$5.39
Options exercised	(465,083)	$2.49
Options cancelled	(161,250)	$4.43

Outstanding December 31, 2004	5,458,500	$3.89
Options granted under the plan	735,000	$5.03
Options exercised	(213,606)	$2.08
Options cancelled	(97,500)	$5.90

Outstanding December 31, 2005	5,882,394	$4.06	5.79
Options granted under the plan	900,000	$2.57
Options exercised	(50,000)	$0.80
Options cancelled	(1,012,500)	$8.10

Outstanding December 31, 2006	5,719,894	$3.15	5.80	$162,270

Options vested and exercisable
at December 31, 2006	5,657,394	$3.14	5.77	$162,270

At December 31, 2006, 870,000 of the options outstanding were granted outside of the 2006 and 1999 Plans. Options exercisable as of December 31, 2006 and 2005 totaled 5,657,394 and 5,302,394 options, respectively, at a weighted average exercise price of $3.14 and $3.55 per share, respectively. Of the options exercisable as of December 31, 2006, 870,000 options were issued outside of the 2006 and 1999 Plans at a weighted average exercise price of $1.50.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock at December 29, 2006 (the last trading day of 2006), $1.35 per share, exceeded the exercise price of the options, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). The aggregated intrinsic value of options exercised on the dates the options were exercised was $112,865 and $1,512,567 for the year ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, total expected compensation cost of options outstanding but not yet vested is approximately $57,593. This cost is expected to be recognized through June 2008. We recorded no income tax benefits for stock-based compensation expense arrangements for the years ended December 31, 2006, 2005 and 2004, as we have cumulative operating losses, for which a full valuation allowance has been established.

The weighted average exercise price of options granted during 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Exercise price equals market price	$2.57	$5.03	$2.18
Exercise price is less than market price	-	-	-
Exercise price is more than market price	-	-	-

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Additional information regarding options outstanding as of December 31, 2006 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.01 - 9.00	10,000	8.0	$8.35	10,000	$8.35
$5.01 - 6.00	952,500	7.1	$5.43	952,500	$5.43
$4.01 - 5.00	745,000	7.8	$4.93	707,500	$4.93
$3.01 - 4.00	489,444	5.1	$3.60	489,444	$3.60
$2.01 - 3.00	2,333,750	6.9	$2.45	2,308,750	$2.45
$1.01 - 2.00	945,000	4.5	$1.52	945,000	$1.52
$0.25 - 1.00	244,200	1.4	$0.69	244,200	$0.69
	5,719,894			5,657,394

At December 31, 2006, 5,204,166 options were available for future grants under the 2006 and 1999 Plans.

Warrants outstanding and exercisable

Additional information regarding warrants outstanding as of December 31, 2006 is as follows:

Warrants Outstanding and Exercisable
Exercise Price	Outstanding at December 31, 2006	Remaining Contractual Life (Yrs.)
$ 1.75	4,872,000	4.9
$ 2.25	89,189	4.7
$ 2.65	323,296	1.4
$ 3.29	123,465	1.6
$ 5.00	228,576	3.8
	5,636,526

Diluted net loss per share

Diluted net loss per share does not include the effect of the following potential common shares at December 31:

	2006	2005	2004

Shares issuable under stock options	5,719,894	5,882,394	5,458,500

Shares issuable pursuant to warrants to purchase common shares	5,636,526	750,337	746,761

Shares of convertible notes on an "as if converted" basis	3,404,807	3,404,807	3,404,807

The weighted average exercise price of stock options outstanding was $3.15, $4.06, and $3.89 as of December 31, 2006, 2005, and 2004 respectively. The weighted average exercise price of warrants was $1.98, $3.96, and $3.12, per share as of December 31, 2006, 2005 and 2004, respectively.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

7. Quarterly Results (Unaudited)

Summarized unaudited results of operations for each quarter of the years ended December 31, 2006 and December 31, 2005 are as follows:

Year Ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2006
Revenue	$85,694	$59,148	$298,046	$31,116
Gross margin	$(1,462,636)	$(1,542,866)	$(1,367,278)	$(1,014,860)
Loss before cumulative
effect of change in
accounting principle	$5,632,669	$5,304,581	$4,173,985	$3,631,834
Cumulative effect of change
in accounting principle	$-	$-	$-	$(223,993)
Net loss	$5,632,669	$5,304,581	$4,173,985	$3,855,827

Net loss per share - basic and diluted:
Loss per share before
cumulative effect of change
in accounting principle	$(0.15)	$(0.13)	$(0.10)	$(0.08)
Cumulative effect of change
in accounting principle	$-	$-	$-	$(0.01)
Net loss per share	$(0.15)	$(0.13)	$(0.10)	$(0.09)

Year Ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2005
Revenue	$97,759	$41,149	$58,457	$40,359
Gross margin	$27,915	$(47,895)	$965	$(1,500,350)
Net loss	$2,148,535	$3,524,447	$3,620,751	$4,730,906
Basic and diluted loss per share
	$(0.06)	$(0.10)	$(0.10)	$(0.13)

8. Inventory Reserves

	Balance at Beginning of Period	Additions - Charged to Expense	Deductions - and Writeoffs Charged to Reserves	Balance at End of Period

Year ended December 31, 2006
Inventory allowance	$351,377	$444,364	$(500,329)	$295,412
Year ended December 31, 2005
Inventory allowance	$-	$351,377	$-	$351,377
Year ended December 31, 2004
Inventory allowance	$210,000	$-	$(210,000)	$-

9. Management Changes

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

JeWon Yeun resigned as our President of SpatiaLight Korea, effective May 31, 2006.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

On November 3, 2006, Robert A. Olins resigned as our Chief Executive Officer, Secretary, Treasurer and a Director, effective immediately. In accordance with a severance agreement dated December 12, 2006, Mr. Olins will continue to work with us on a consultant basis, for $1,500 per week for a period of 13 months. We may also, upon approval of the stockholders at our 2007 Annual Meeting, exchange all outstanding stock options granted to Mr. Olins for a number of shares of our common stock that is equal to the value of the outstanding options as of the date of stockholder approval of the option exchange. The value of the options will be determined in accordance with the Black-Scholes valuation method, based on the assumptions used in valuing our stock options under SFAS 123R.

On November 3, 2006, the Company’s Board of Directors elected Don S. Suh, 49, as the Company’s Chief Executive Officer, replacing Robert A. Olins. On December 12, 2006, Mr. Suh’s employment was terminated and his non-vested options were cancelled as of that date.

On November 3, 2006, the Company’s Board of Directors appointed David F. Hakala, 54 to be the Chairman of the Board of Directors, replacing Lawrence Matteson who remained on the Board through December 31, 2006. Dr. Hakala was also appointed as the Principal Accounting Officer. Dr. Hakala continues in the capacity as Chief Operating Officer. On December 12, 2006 Dr. Hakala was appointed our Chief Executive Officer in addition to his other responsibilities.

On December 31, 2006, Lawrence Matteson resigned from the Board of Directors.

10. Commitments and Contingencies

Lease Commitments

Our lease commitments are described in Note 4. As discussed in Note 4, in September 2004, we entered into a fifty year term lease with the Gyeongnam provincial government for 8.3 acres of undeveloped land in Jinsa, Gyeongnam province in South Korea. We have received a 100% land lease payment exemption because the land has been designated a “free economic zone” by the South Korean national government and the South Korean government also certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our “high technology” certification, which could increase the costs of operating the facility and negatively impact our business. Additionally, if we were to lose, we might be required to donate the building to the South Korean government.

Alleged Events of Default on Senior Secured Convertible Notes

Certain allegations of events of default related to the November 30, 2004 Financing have been communicated to us as more fully described in Note 3.

Guarantees and Indemnifications

As permitted under New York law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited. We are unable to estimate the fair value of these indemnification agreements and accordingly, we have not recorded any liabilities for these agreements as of December 31, 2006.

Other

In connection with his departure, Don Suh, our former Chief Executive Officer, has filed a claim against the Company alleging the Company violated the Sarbanes-Oxley Whistleblower laws and is asking for severance of $250,000 plus a year’s worth of benefits. We do not believe that his assertions have merit but cannot predict the ultimate outcome of any potential litigation.

We are not currently involved in any other material legal proceedings. We are a party to routine claims and lawsuits from time to time in the ordinary course of business. While the outcome of such ordinary course proceedings cannot be predicted with certainty, we believe that the resolution of any future ordinary course matters individually or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.

U.S. Securities and Exchange Commission Investigations

As previously reported in our post-effective amendments to the Form S-3 Registration Statement registering the common shares underlying the Senior Secured Convertible Notes (the “Financing Registration Statement”) (File No. 333-122391) and the Form S-3 Registration Statement registering common shares on a “shelf” (the “Shelf Registration Statement”) (File No. 333-122392), we filed an unauthorized consent of BDO Siedman LLP to Amendment Nos. 5 and 6 to the Financing Registration Statement and to Amendment Nos. 3 and 4 to the Shelf Registration Statement in order to incorporate by reference their report on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2003, respectively. Although we received the requisite authorized consents from BDO Seidman LLP to incorporate by reference their report on the consolidated financing statements into the Financing Registration Statement and the Shelf Registration Statement when initially filed and in subsequent amendments thereto (and BDO Seidman LLP has not withdrawn these subsequent consents), we did not receive the requisite authorization from BDO Seidman LLP to file its consent as an exhibit to the penultimate and final pre-effective amendments to either the Financing Registration Statement or the Shelf Registration Statement (i.e. Amendment Nos. 5 and 6 and Amendment Nos. 3 and 4 to the respective registration statements). The penultimate and final pre-effective amendments to both the Financing Registration Statement and the Shelf Registration Statement were filed with the SEC on July 27, 2005.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

The Audit Committee of our Board of Directors conducted an investigation and review of the developments pertaining to the BDO Seidman LLP consent issue with the assistance of independent counsel.

The Audit Committee delivered its draft report, dated October 31, 2005, to our then-Chief Executive Officer, Robert A. Olins. The Report concluded that the evidence does not support a finding that any of our employees included the unauthorized BDO Seidman LLPconsents in the amendments to the Registration Statements referred to above with fraudulent intent or with specific knowledge that BDO Seidman LLP had not authorized the filing of these consents. It concluded that the evidence was consistent with our inclusion of the consents due to lack of communication, a series of misunderstandings and/or a failure of inquiry. As to Mr. Olins, the Report concluded that the Audit Committee found no evidence that Mr. Olins was informed that BDO Seidman LLP had not authorized the filing of these consents. However, it also found no evidence that Mr. Olins inquired or determined whether BDO Seidman LLP had in fact authorized inclusion of the consents in these filings. The Audit Committee Report determined that Mr. Olins, as our Chief Executive Officer, did not exercise sufficient diligence in supervising the filing of the amendments to the Registration Statements, that this was a particularly serious failing in light of the SEC having highlighted the need for consents from BDO Seidman LLP, and that as CEO he bears responsibility for the filings. The Audit Committee also stated its belief that, throughout the process of preparing and filing the amendments to the Registration Statements, Mr. Olins acted with our best interests and the best interests of our stockholders in mind, and that his lack of diligence was not motivated by self-interest and that nothing related to this incident personally benefited him financially.

The Audit Committee recommended three remedial actions. It concluded that the membership of the Board of Directors should be supplemented with a financial expert within the meaning of SEC rules. It also concluded that we must improve our corporate governance and disclosure controls, including hiring a full-time Chief Financial Officer and a Controller (who can be the same person). It further concluded that by reason of Mr. Olins' responsibility as CEO for supervision of corporate filings, he should reimburse us for the sum of $50,000, a portion of the costs incurred by us by reason of the unauthorized BDO Seidman LLP consents and the resulting inquiries. In compliance with the Audit Committee Report, in December 2005, Mr. Olins made the $50,000 payment to reimburse the Company. To date, our Board of Directors has not been supplemented with a financial expert and although we have not hired a fulltime CFO or Controller, we have hired a Director of Accounting and Finance.

We have been advised by the Staff of the SEC that the Staff is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO consents. We have been cooperating fully with the Staff with respect to this matter.

As discussed in Note 2 - Short Swing Profits and SEC Investigation, the Staff of the SEC is conducting an investigation into transactions in our securities by Mr. Olins and an entity he controls. We have been cooperating fully with the Staff with respect to this matter.

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

11. Subsequent Events after December 31, 2006

On February 14, 2007, our $75,000,000 Shelf registration statement (333-137100) was declared effective.

On February 23, 2007, when the price of our common stock was $1.31, we sold to five institutional buyers that participated in the November 2006 Financing, an aggregate of 2,190,477 of our common shares at a purchase price of $1.05 per share. In addition, we issued 600,000 shares of our common stock, valued at $786,000, as a fee to obtain a one-time waiver of contractual prohibitions under the November 2006 Financing against offering shares of our common stock for less than $1.30 per share. We received aggregate proceeds of $2.3 million, before issuance costs, from the sale of these shares, which will be used for working capital and other corporate purposes. We made the sale pursuant to our “shelf” registration statement on Form S-3 (File No. 333-137100), which was declared effective by the SEC on February 14, 2007.

On March 6, 2007, we entered into First Amendments to Registration Rights Agreement amending the Registration Rights Agreements dated September 26, 2006 between the Company and each of Bluegrass Growth Fund, L.P. and Bluegrass Growth Fund, LTD. In exchange for the forgiveness of accrued liquidated damages under the Registration Rights Agreement in the amount of $30,806 and the rescission of an obligation to issue 250,000 warrants to purchase Common Shares, the Company issued to Bluegrass Growth Fund, L.P. and Bluegrass Growth Fund, LTD. an aggregate of 500,000 Common Shares. The Common Shares, valued at $545,000 were issued on March 6, 2007, when the price of our common stock was $1.09, were issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-137100), which was declared effective by the U.S. Securities and Exchange Commission on February 14, 2007.

On March 9, 2007, we were orally informed by LGE of their intent to discontinue production of RPTVs (both LCoS and DLP). As a result, we do not expect significant further sales to LGE, are currently in negotiations with LGE related to an appropriate exit strategy, and are currently assessing the impact of this communication on our business. This may result in an impairment charge to our long lived assets at our manufacturing plant in South Korea in the first quarter of fiscal year 2007.

Item 9.  Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Internal Controls. As of December 31, 2006, under the supervision of our principal executive and financial officer (CEO), we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls).

Limitations on the Effectiveness of Controls. Our CEO does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have only had limited revenue derived from the sale of our microdisplay products in the current reporting period and since we commenced operations. While the evaluation of our Disclosure Controls and Procedures and Internal Controls has accounted for such limited sales and revenue, new or additional controls may or may not be required once we begin selling our microdisplay products in increased volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in increased volume in the ordinary course of business) because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this Annual Report, our Chief Executive and Financial Officer (the “Certifying Officer”) conducted evaluations of our Disclosure Controls and Procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “Disclosure Controls and Procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. Based on his evaluation, for the reasons set forth below, the Certifying Officer has concluded that our Disclosure Controls and Procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of the Certifying Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. An internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in its report entitled “Internal Control—Integrated Framework.”

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

As a result of our assessment, performed on the basis of the COSO criteria, management has identified the material weaknesses in annual financial reporting set forth below, and has concluded that, based on the specified criteria, we did not maintain effective internal control over financial reporting as of December 31, 2006.

The material weaknesses identified were:

•	Our Audit Committee does not have a financial expert (as defined by SEC rules).
•	We lack a qualified financial executive to perform independent secondary reviews over complex and non-routine accounting matters to ensure they are reported in accordance with GAAP.
•
We lack information technology controls and procedures that would likely prevent unauthorized access to the accounting and financial systems, and ensure that the accounting and financial records are recoverable in the event of a disaster.

•
We do not maintain formal accounting policies and procedures related to the updating of standard costs and review of variances with actual costs to ensure the accuracy and appropriateness of the valuation of inventory.

Remediation Plans

Management has reported to the Audit Committee the identification of the material weaknesses identified in its assessment. We intend to pursue the following corrective actions during fiscal year 2007 to address the material weaknesses we have identified. Our remediation plans include:

Corporate governance - We have not taken any steps, as of the date of this filing, to address the material weaknesses relating to the facts that the audit committee does not have a financial expert, as defined by SEC rules. We do not presently have specific plans with respect to adding a director who would constitute a financial expert, nor for the addition of financial executive management to perform independent secondary reviews over complex and non-routine accounting matters, though we may engage a third party provider to provide such a service on a consultant basis.

We will institute formal accounting policies and procedures relating to information technology and to the updating of standard costs and reviewing of variances with actual costs during 2007.

SpatiaLight, Inc.'s independent auditors have issued an attestation report on management's assessment of the company's internal control over financial reporting. Such report immediately follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
SpatiaLight, Inc.

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that SpatiaLight, Inc. (“Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SpatiaLight, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

•
The Company does not currently have a qualified financial executive to perform independent secondary reviews over complex and non-routine accounting matters to ensure they are reported in accordance with GAAP.

•
The Company lacks information technology controls and procedures that would likely prevent unauthorized access to the accounting and financial systems, and ensure that the accounting and financial records are recoverable in the event of a disaster.

•
The Company does not maintain formal accounting policies and procedures related to the updating of standard costs and review of variances with actual costs to ensure the accuracy and appropriateness of the valuation of inventory.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 15, 2007 on those consolidated financial statements.

In our opinion, management's assessment that SpatiaLight, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, SpatiaLight, Inc. has not maintained effective internal controls over financial reporting as of December 31, 2006 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SpatiaLight, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 (which includes a matter of emphasis paragraph relating to SpatiaLight, Inc.’s ability to continue as a going concern), expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 15, 2007

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position(s)

David F. Hakala	54	Chief Executive Officer, Chief Operating Officer, Principle Financial and Accounting Officer, Chairman of Board of Directors
Michael S. Jin	43	Chief Technology Officer
Claude Piaget	65	Director
Jerilyn Kessel	47	Director
Herbert Ehrenthal	69	Director
Robert C. Munro	79	Director

All Directors serve for terms of one year and until their successors are duly elected. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any of our directors and officers.

David F. Hakala, Chief Operating Officer since September 2002. Dr. Hakala was elected to the Board of Directors in June 2006. On November 3, 2006, Dr. Hakala became our Principal Financial and Accounting Officer as well as the Chairman of our Board of Directors in addition to his former duties. On December 12, 2006, Dr. Hakala became our Chief Executive Officer, in addition to his former duties. During the course of his career, Dr. Hakala has been directly responsible for the manufacturing startup and ramp-up of numerous products, and their associated manufacturing facilities, including several models of HDTV and of HDTV-ready televisions, the DTC-100 HD TV/DBS decoder box, the decoder box for the DirecTV DBS satellite system as well as 31” and 35” Very Large Screen (VLS) direct view CRTs. Prior to joining SpatiaLight, from 1994 to 2001, Dr. Hakala served in various senior management positions with Thomson Multimedia, including Vice President of Manufacturing Operations, and most recently as Vice President, Product Development, Americas, in which he was responsible for the design and development of television and video systems, including digital television with integrated HDTV decoders, projection systems and other advanced display systems, including the Thomson RCA L50000 LCoS project.

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

Jerilyn Kessel, elected to the Board of Directors in June 2006 is a Strategic Marketing and Consumer Research and Business Development Consultant with an expansive list of A-list clients in the Media, Filmed Entertainment and Telecommunication Industries including leading television networks, film studios, internet companies and telecom businesses.  Ms.  Kessel is best known for her analytic insights into consumers’ adoption of new technology formats and audiences’ changing viewing habits across expanding media options.  Ms. Kessel teamed with ICR Survey Research in 1997 to create CENTRISsm, a leading media research service.  In October 2005, Ms. Kessel left CENTRIS to return to her consulting practice full time.  In March 2003, Ms. Kessel became a principle in Brand Advisors, LLC (a subsidiary of The Salter Group, a company that provides financial forecasts and valuations for television and film).   From September 1999 through February 2002, she was a Founding Partner in Global Media Ventures, LLC.  Beginning in 1996, Ms. Kessel was a founding partner of WebFeat, Inc., which was then acquired by American Interactive Media, Inc. in 1997.  In 1993, Ms. Kessel joined Entertainment Made Convenient (Emc3) as part of its founding management team, serving as Senior Vice President Program Planning & Marketing.   Ms. Kessel served as Managing Director of Video Flash, which she co-founded, from 1987 through 1990 and a Senior Consultant at the New York based management consulting firm of Alexander and Associates.  Ms. Kessel is a graduate of The Wharton School at the University of Pennsylvania where she majored in Finance and Entrepreneurial Management.

Herbert Ehrenthal, elected to the Board of Directors in June 2006, is currently Vice President Global Advertising and Marketing at Schering-Plough Corporation, the global research-based pharmaceutical company, where he has been since 2003. Mr. Ehrenthal is responsible for directing the creation of all consumer communication programs and initiatives on a worldwide basis across all Schering-Plough pharmaceutical brands. Prior to joining Shering-Plough, Mr. Ehrenthal was an Executive Director at Pharmacia Corporation (now Pfizer), responsible for all overseas consumer activities. In 1987, Mr. Ehrenthal founded Rubin Ehrenthal and Associates. He pioneered one of the first successful Direct to Consumer marketing programs in the United States. That agency merged in 1991 and was renamed Healthworld. Mr. Ehrenthal became President and COO when Healthworld went public in November 1997, where he continued his career at the agency through 2001 when it was purchased by a conglomerate, at which time he retired from his positions as President and COO and a member of the Board. Mr. Ehrenthal is a graduate of City College in New York where he majored in History.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than 10% of our common shares to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Except as set forth below, to our knowledge, based solely on a review of the copies of such reports furnished to the Corporation for fiscal 2005, executive officers, directors and greater than 10% shareholders filed the required Section 16(a) reports of material transactions in a timely manner in 2006.

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

Code of Ethics

We have a Code of Business Conduct and Ethics which is applicable to all of our employees including the principal executive officer, the principal financial officer and the principal accounting officer or Controller. The Code of Business Conduct and Ethics and any amendments or waivers are available on our website www.spatialight.com under Corporate Governance.

Audit Committee

The Audit Committee of the Board of Directors (which is formed in compliance with section 3(a)(58)(A) of the Securities and Exchange Act of 1934) bears primary responsibility for our financial statements and for our reporting process, including our system of internal controls. The primary purpose of our Audit Committee is to monitor: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the independence and performance of our external auditors; and (4) the adequacy of our internal controls. The Audit Committee consists of three directors that meet the independence standards of the SEC and NASD and met 13 times during last fiscal year. From January 1, 2006 through June 30, 2006, the members of the Audit Committee were Messrs. Matteson, Munro (Chair), and Piaget. From July 1, 2006 through December 31, 2006, the members of the Audit Committee were Messrs. Matteson and Piaget and Ms. Kessel (Chair). After December 31, 2006, the members of the Audit Committee were Dr. Piaget and Ms. Kessel. Mr. Munro was elected to the Audit Committee on February 2, 2007. The Audit Committee is responsible for the appointment, retention and termination of a firm of independent registered public accountants and monitoring the effectiveness of the audit effort, our financial and accounting organization and our system of internal accounting and disclosure controls. However, none of the members of the Audit Committee qualify as an Audit Committee Financial Expert, as defined by SEC rules. The Audit Committee has reviewed and discussed the audited financial statements with management and has discussed with Odenberg, Ullakko, Muranishi & Co., LLP their independence and the matters required under Auditing Standard No. 61. The Audit Committee has recommended to the Board of Directors that the audited financial statements be included in our annual report on From 10-K for 2006. Our limited resources have made it difficult to recruit an individual with the necessary qualifications to serve as a financial expert. The Audit Committee Charter is available on our website.

Item 11. Executive Compensation.

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table (“Named Executive Officers”). As more fully described below, the Compensation Committee of the Board of Directors (the “Committee”) makes all decisions for the total direct compensation, including the amount of base salaries and bonuses, and timing and terms of equity based compensation award for the Executive Officers of the Company. The Committee’s recommendations for the total direct compensation of the Company’s Chief Executive Officer are subject to approval of the Board of Directors.

Compensation Program Discussion and Analysis

Our compensation and benefits programs are intended to attract, retain and motivate individuals with the necessary scientific, engineering and business knowledge and experience to accomplish our overall business objectives and to motivate these individuals to devote their time and energy for the benefit of our stockholders. Consequently, the guiding principles of our compensation programs are:

•	simplicity, clarity, and fairness to both the employee and the Company;
•	preservation of Company resources;
•	delivery of sufficient current cash compensation to attract and retain accomplished individuals in a highly competitive market; and
•	opportunity to receive significant compensation if the Company is successful.

Each element of our compensation program contributes to these overall goals in a different way.

•	Base Salary and Benefits are designed to provide a minimum threshold to attract and retain employees identified as necessary for our success.
•	Cash Bonuses are designed to reward employees for accomplishment of annual goals or performance criteria that have been determined by the Board of Directors to support our long-term operational goals.
•
Stock and option awards and individual incentive arrangements are designed to provide a long-term incentive to individuals that are critical to our success as reflected in the market price of our common stock.

Base Salaries

Executive officer base salaries are based on job responsibilities and individual contribution, with reference to base salary levels of executives at peer developmental electronic components companies. The goal of the Committee is to maintain base salaries at sufficient levels to prevent the loss of key executives without providing an industry-leading salary structure. The Committee proposes base salaries for the executive officers listed in “Summary of Compensation” (the “Named Executive Officers”) for approval by the Board of Directors every year based on information provided by the Company’s Chief Executive Officer. Mr. Olins was not paid a base salary during 2005 and the Compensation Committee did not authorize a salary for Mr. Olins during 2006 because it was believed that Mr. Olins’ long-term incentives were sufficient to reward him for his services to the Company. The Compensation Committee recommended and the Board of Directors approved the payment of a housing and automobile allowance of $100,372 during 2006. Mr. Olins, our former Chief Executive Officer, proposed, the Committee recommended, and the Board of Directors approved, a 10% increase in the base salary of Mr. Hakala on the basis of the increased responsibility assigned to the Chief Operating Officer and the compensation paid to other executives in similar positions. There were no changes to the salaries paid to the other Named Executive Officers during 2006.

Cash Bonuses

Cash bonuses are awarded on the proposal of the Chief Executive Officer, the recommendation of the Compensation Committee and the approval of the Board of Directors when it is determined that an individual has accomplished a significant short-term goal identified as supporting the long-term performance or profitability of the Company, or when necessary to correct inconsistencies between the salary paid to a Named Executive Officer and other executives of the Company or of other companies that are similarly situated. No cash bonuses were awarded during 2006.

Stock and Option Awards

Awards under the Company’s 2006 Incentive Plan, the 1999 Stock Option Plan (the “Plans”) or under individual incentive agreements are used to encourage Named Executive Officers to have a strategic outlook and to conform their economic incentives with the interests of our stockholders. The type and amount of award is based upon job responsibilities, potential for individual contribution to Company performance, total cash compensation in the form of base salary and bonuses, and the number of previous awards then outstanding or exercisable. The Compensation Committee is authorized to grant Awards under the Company’s Plans on its own without proposal from the Chief Executive Officer or the approval of the Board of Directors. However, in most cases, the awards are initiated by the Chief Executive Officer. The Compensation Committee does not have a regular schedule for awarding equity-based compensation and the timing of such awards is subject to the discretion of the Compensation Committee. On February 2, 2006, as part of the general review of competitive salary structures within the Company, the Compensation Committee awarded options to purchase 500,000 shares of common stock at $2.60 per share to Mr. Olins and options to purchase 150,000 shares of common stock at $2.60 per share to Mr. Suh. The difference between the number of options awarded reflects the different responsibilities of the individuals and that no base salary is paid to Mr. Olins. The Compensation Committee believes that the level of awards made to the Named Executive Officers in 2006 is consistent with the level of responsibility, other compensation paid, and company performance that is within such individual's control.

Stock options provide for financial gain derived from the potential appreciation in stock price from the date that the option is granted until the date that the option is exercised. The exercise price of stock option grants is set at fair market value on grant date. Under the Plans, the Compensation Committee may not grant stock options at a discount to fair market value or reduce the exercise price of outstanding stock options except in the case of a stock split or other similar event. The Company’s long-term performance ultimately determines the value of stock options, because gains from stock option exercises are entirely dependent on the long-term appreciation of the Company’s stock price. Because a financial gain from stock options is only possible after the price of our common stock has increased, we believe grants encourage executives and other employees to focus on behaviors and initiatives that should lead to an increase in the price of our common stock, which benefits all our stockholders.

We do not backdate options or grant options retroactively or stock options with a so-called “reload” feature. In addition, we do not plan to coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information.

Impact of Section 162(m) of the Code

The Compensation Committee has considered the potential impact of Section 162(m) of the Code, adopted under the Revenue Reconciliation Act of 1993. This section disallows a tax deduction for any publicly held corporation, for individual compensation exceeding $1,000,000 in any taxable year paid the Named Executive Officers unless (1) the compensation is payable solely on account of the attainment of performance goals, (ii) the performance goals are determined by a committee of two or more outside directors, (iii) the material terms under which compensation is to be paid are disclosed to and approved by shareholders and (iv) the committee certifies that the performance goals were met. Our 1999 Stock Option Plan and 2006 Incentive Plan were approved by our Shareholders so that compensation attributable to stock options and certain other awards granted under such plans may be excluded from the $1,000,000 threshold.

The Compensation Committee continues to consider other steps which might be in the Company’s best interest to comply with Section 162(m), while reserving the right to award future compensation which would not comply with the Section 162(m) requirements for non-deductibility if the Compensation Committee concluded that this was in the Company’s best interests.

The following table sets forth the compensation paid by us for the fiscal year ended December 31, 2006, to our Chief Executive Officer and all of the other executive officers as of December 31, 2006.

SUMMARY COMPENSATION TABLE - 2006
Name and Principal Position	Year	Salary ($)	Stock Awards ($)		All Other Compensation		Total ($)
(a)	(b)	(c )	(e)	(f)	(i)		(j)

Robert A. Olins, former Chief Executive Officer, Treasurer, Secretary and Principal Financial and Accounting Officer	2006	$-	$966,500	(2)	$100,372	(1)	$1,066,872

David F. Hakala, Chief Executive Officer effective December 12, 2006, Chief Operating Officer and Principal Financial and Accounting Officer	2006	$256,154	$-		$-		$256,154

Michael S. Jin, Chief Technology Officer	2006	$200,000	$-		$-		$200,000

Don S. Suh, Chief Executive Officer from November 3, 2006 to December 12, 2006, former Senior Vice President, Marketing & Sales	2006	$200,250	$152,250	(2)	$-		$352,500

__________________
(1)	Represents (a) $75,179 paid by the Company for housing for Robert Olins and (b) $25,193 paid by the Company for a car for Mr. Olins.
(2)	The assumptions used to derive the fair value of the stock option awards noted above are discussed in Footnote 1 to the Consolidated Financial Statements.

Grants of Plan Based Awards

The following table sets forth certain information for the year ended December 31, 2006, with respect to plan based awards granted to the individuals named in the Summary Compensation Table.

GRANTS OF PLAN-BASED AWARDS - 2006
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
(a)	(b)	(j)	(k)	(l)

Robert A. Olins	2/6/2006	500,000	$2.60	$966,500
Don S. Suh	2/6/2006	150,000	$2.60	$297,936

The following table sets forth total outstanding equity awards at year-end for the individuals names in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2006
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(e)	(f)

Robert A. Olins	750,000	$1.50	6/5/2011
Robert A. Olins	500,000	$2.15	8/22/2011
Robert A. Olins	489,444	$3.60	1/27/2012
Robert A. Olins	300,000	$2.49	12/30/2012
Robert A. Olins	200,000	$2.10	5/21/2013
Robert A. Olins	285,417	$5.21	1/4/2014
Robert A. Olins	179,583	$5.60	7/6/2014
Robert A. Olins	500,000	$4.97	1/17/2015
Robert A. Olins	500,000	$2.60	2/5/2016
Total Mr. Olins	3,704,444

David F. Hakala	335,000	$2.66	9/3/2012

Michael S. Jin	20,000	$4.94	4/23/2010
Michael S. Jin	5,000	$1.25	12/28/2010
Michael S. Jin	15,000	$1.93	4/22/2011
Michael S. Jin	35,000	$5.10	4/22/2012
Michael S. Jin	125,000	$5.60	7/6/2014
Michael S. Jin	100,000	$4.97	1/17/2015
Total Mr. Jin	300,000

Don S. Suh	150,000	$5.55	3/12/2007
Don S. Suh	75,000	$2.60	3/12/2007
Total Mr. Suh	225,000

The following table sets forth total options exercised and stock vested during 2006 for the individuals names in the Summary Compensation Table.

OPTIONS EXERCISES AND STOCK VESTED - 2006
	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
(a)	(b)	(c )

Robert A. Olins	25,000	$69,500

The following table sets forth Director compensation for 2006.

DIRECTOR COMPENSATION - 2006
Name	Option Awards ($)	Total ($)
(a)	(d)	(h)

Lawrence J. Matteson	$85,112	$85,112
Claude Piaget	$85,112	$85,112
Robert C. Munro	$85,112	$85,112
Herbert Ehrenthal	$9,599	$9,599
Jerilyn Kessel	$9,599	$9,599

The assumptions used to derive the fair value of the stock option awards noted above are discussed in Footnote 1 to the Consolidated Financial Statements. As of December 31, 2006 Mr. Matteson, who resigned from the Board of Directors as of December 31, 2006, had an aggregate of 279,500 options outstanding, Dr. Piaget had an aggregate of 175,000 options outstanding, Mr. Munro had an aggregate of 75,000 options outstanding, and Mr. Ehrenthal and Ms. Kessel each had 25,000 options outstanding.

Employment Arrangements and Agreements

Robert A. Olins served as one of our directors from 1998 to November 2006 and has also served as our Chief Executive Officer, Secretary and Treasurer of the Corporation from July 2000 to November 2006. Mr. Olins did not have an employment agreement. In accordance with a severance agreement dated December 12, 2006, Mr. Olins will continue to work with us on a consultant basis, for $1,500 per week for a period of 13 months. In addition, subject to the approval by our shareholders, the severance agreement provides for the exchange of all outstanding options under Plans for Common Shares having a value on date of exchange equal to the fair market value of the options. The exchange will require approval by our shareholders at the next annual meeting. The value of the options will be determined in accordance with the Black-Scholes valuation method, based on the assumptions used in valuing our stock options under SFAS 123R.

Don S. Suh served as our Senior Vice President - Marketing and Sales from July 19, 2004 and as our Chief Executive Officer from November 3, 2006 to December 12, 2006. We do not have an employment or separation agreement with Mr. Suh.

David F. Hakala has served as our Chief Operating Officer since September 3, 2002. On November 3, 2006, Dr. Hakala became our Principal Financial and Accounting Officer as well as the Chairman of our Board of Directors. On December 12, 2006, Dr. Hakala became our Chief Executive Officer. We do not have an employment agreement with Dr. Hakala. We have extended Dr. Hakala’s employment by one-year extensions on the anniversary of his employment.

Michael S. Jin was promoted to Chief Technology Officer on July 7, 2004. We do not have an employment agreement with Dr. Jin.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or former officer of the Company or had any material relationship or transactions with the Company and no officer of the Company sits on the compensation committee or other body that has the power to establish the compensation of any member of the Compensation Committee.

 Compensation Committee Report

The Compensation Committee reviewed and discussed with the Company’s management the Compensation Discussion and Analysis for the year ended December 31, 2006. Based upon such review and Discussion, the members of the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis for the year ended December 31, 2006 be included in the Company’s Annual Report on Form 10-K filed with the SEC.

Herbert Ehrenthal
Claude Piaget

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding beneficial ownership of common shares as of March 14, 2007, by each person known by us to own beneficially more than five percent of our outstanding common shares, by each of our directors, and by each of our executive officers named in the Summary Compensation Table contained in “Executive Compensation,” and by all of our directors and executive officers as a group. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all common shares shown as beneficially owned by him, her or it.

Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Robert A. Olins Argyle Capital Management Corp. 27 De Silva Island, Mill Valley, CA 94941	9,410,066	(1)	18.3%

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	3,185,914	(2)	6.7%

Adele Becker 215 E 68th Street New York, NY 10021	2,779,333	(3)	5.8%

Herbert Ehrenthal Five Hamilton Landing, Suite 100 Novato, CA 94949	531,275	(4)	*

Lawrence J. Matteson 5 Hogan Ct. Pittsford, NY 14534	274,000	(5)	*

Claude Piaget Five Hamilton Landing, Suite 100 Novato, CA 94949	162,500	(6)	*

Robert C. Munro Five Hamilton Landing, Suite 100 Novato, CA 94949	62,500	(7)	*

Jerilyn Kessel Five Hamilton Landing, Suite 100 Novato, CA 94949	12,500	(8)	*

David F. Hakala Five Hamilton Landing, Suite 100 Novato, CA 94949	336,000	(9)	*

Michael S. Jin Five Hamilton Landing, Suite 100 Novato, CA 94949	315,255	(10)	*

Don S. Suh Five Hamilton Landing, Suite 100 Novato, CA 94949	230,000	(11)	*

All directors and officers as a group (7 persons)	1,694,030		3.5%

_________________________
(1)
Based solely upon information contained in Section 16 filings made by named shareholder, includes 2,376,000 Shares beneficially owned subject to conversion of principal of convertible notes held by Argyle Capital Management Corporation (Argyle), of which Mr. Olins is President and over which Mr. Olins exercise voting control, and 1,678,597 Shares owned by Argyle. Also includes 1,411,870 common shares and Warrants to purchase 239,360 common shares held by Mr. Olins and 3,704,444 Shares subject to outstanding stock options held by Mr. Olins that are exercisable on or before May 13, 2007.

(2)	Based solely upon information filed in a Schedule 13G by named stockholder.
(3)	Based solely upon information provided by named stockholder.
(4)	Includes 518,775 Shares based on information filed in a Form 3 by named stockholder, 12,500 Shares subject to options exercisable on or before May 13, 2007.
(5)	Includes 7,000 Shares based on information filed in a Form 3 by named stockholder, 254,200 Shares subject to options exercisable on or before May 13, 2007.
(6)	Includes 162,500 Shares subject to options exercisable on or before May 13, 2007.
(7)	Includes 62,500 Shares subject to options exercisable on or before May 13, 2007.
(8)	12,500 Shares subject to options exercisable on or before May 13, 2007.
(9)	Includes 335,000 Shares subject to options exercisable on or before May 13, 2007.
(10)	Includes 300,000 Shares subject to options exercisable on or before May 13, 2007.
(11)	Includes 225,000 Shares subject to options exercisable on or before May 13, 2007.

We pledged substantially all of our assets to the purchasers of our Senior Secured Convertible Notes in November 2004.  This pledge of assets could result in a change of control of our Company in the future.  Two holders of our Senior Secured Convertible Notes have alleged certain events of default under their Notes.  Although we believe that these allegations are not correct and are without foundation, this matter could potentially result in a change of control of the Company in the future.

Argyle Capital Management Corporation, a company owned and controlled by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a former director, has a subordinated security interest in all assets, which could result in a change of control of the Company in the future.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company’s Code of Business Conduct and Ethics (the “Code”), which is available on the Company’s website (www.spatialight.com), prohibits all conflicts of interest. Under the Code, conflicts of interest occur when private or family interests interfere in any way, or even appear to interfere, with the interests of the Company. The Company’s prohibition on conflicts of interest under the Code includes any related person transaction. Any employee with knowledge of a conflict of interest, including a related party transaction, must notify the Chairman of our Audit Committee, who will undertake such review of the transaction as is appropriate. Any transaction between the Company and an officer or director of the Company must be approved by the Audit Committee or the Board of Directors. During the year ended December 31, 2006, the following related party transactions occurred with the approval of the Board of Directors.

Argyle Notes:

During the year ended December 31, 2006, the Company was indebted to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, and Director, in the amount of $1,188,000 pursuant to a series of promissory notes bearing interest at 6%, due December 31, 2008. Both principal and interest are convertible into our Common Shares at $0.50 per share and are secured by substantially all of our assets. Interest on these notes has been prepaid through December 31, 2008. At December 31, 2006, the carrying value of the Argyle notes was $1,188,000.

Additional Financing Commitment

In November 2004, Robert A. Olins, the Chief Executive Officer and a director of SpatiaLight, and Greenpark Limited, an unaffiliated shareholder of SpatiaLight, jointly and severally committed, in the event that the Board determines that such financing is necessary, to provide us with up to $6,000,000 in future financing on terms and conditions to be determined at the time of any such transaction. That financing commitment shall be reduced by any funds that SpatiaLight receives from future sales or exercises of its equity, debt or derivative securities, including the sale of our common shares under the Prospectus that we filed with the SEC on January 31, 2005, as part of a “shelf” registration process. As of the date of this filing we have received an aggregate total of greater than $6 million and Mr. Olins and Greenpark Ltd. have no obligation under this commitment.

Short-term Financing

On December 16, 2005, we borrowed $224,384 from Robert A. Olins, our Chief Executive Officer and a director. Mr. Olins obtained these funds by drawing down on a personal line of credit from a bank, which is the same bank that we utilize for our domestic commercial banking requirements. Based upon discussions among Mr. Olins and other members of our Board of Directors, we have agreed to repay the borrowed funds to Mr. Olins on the same terms that he agreed to with the bank. Therefore, we were required to repay the full principal amount of the loan plus interest at a rate of 8.25% per annum on February 16, 2006, the maturity date. We have also agreed to reimburse Mr. Olins for a $30,000 fee that he was required to pay to the bank. We repaid the loan in and the fee was reimbursed to Mr. Olins in January 2006. Between September and November 2006, we borrowed an aggregate of $252,199 from Mr. Olins. These short-term loans were non-interest bearing, with a term of three months or less, and were completely paid off by the end of November 2006.

Between September and November 2006, we borrowed an aggregate of $355,000 from Mr. Herbert Ehrenthal, a director of our company. These notes bore interest at 8%, with a term of three months or less, and were completely paid off by December 1, 2006.

Item 14. Principal Accountant Fees and Services.

The following table contains the fees billed to us for the last two fiscal years by Odenberg, Ullakko, Muranishi & Co., LLP, our current independent registered public accountants for the two years ended December 31, 2006.

	2006		2005
Audit Fees	$435,937	(1)	$350,467	(1)
Audit-Related Fees	2,250	(2)	-
Tax Fees	11,860	(3)	-
All Other Fees	9,128

(1)
Includes fees associated with the annual audit of consolidated financial statements and internal control over financial reporting in compliance with regulatory requirements under Sarbanes-Oxley Act of 2002, review of our quarterly reports on Form 10-Q, annual report on Form 10-K, and consents issued in connection with our Form S-3 filings, assistance and review of other documents with the SEC.

(2)	Includes accounting consultations
(3)	Includes fees for tax compliance (tax return preparation assistance) and general tax planning.

Our Audit Committee adopted a policy for engaging our independent registered public accountants, for audit and non-audit services that includes requirements for the Audit Committee to pre-approve audit and non-audit services provided by the independent auditor. All of the audit and audit related fees provided by Odenberg, Ullakko, Muranishi & Co., LLP (described in the footnotes to the table above) and related fees were approved in advance by our Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a). The following documents are filed as part of this Report under Item 8 herein:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules

All schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements and/or the Notes thereto in Item 8 herein.

(b). Exhibits

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
10.5
LCoS Supply Agreement dated as of July 1, 2004, between SpatiaLight, Inc. and LG Electronics Inc.* (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A filed with SEC on December 29, 2005).

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
† Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2007.

.

SPATIALIGHT, INC

By:	/s/ David F. Hakala

David F. Hakala Chief Executive Officer, Chief Operating Officer, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID F. HAKALA	Chief Executive Officer, Chief Operating Officer	March 15, 2007
David F. Hakala

*/s/ CLAUDE PIAGET Claude Piaget	Director	March 15, 2007

*/s/ ROBERT C. MUNRO Robert C. Munro	Director	March 15, 2007

*/s/ JERILYN KESSEL Jerilyn Kessel	Director	March 15, 2007

*/s/ HERBERT EHRENTHAL Herbert Ehrenthal	Director	March 15, 2007

Pursuant to Power of Attorney filed as Exhibit 24.1
/s/ DAVID F. HAKALA David F. Hakala	Director	March 15, 2007
(Attorney-in-fact)