Form 10-Q
period 2007-03-31
SPATIALIGHT INC
filed 2007-05-10
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,143,611 common shares as of May 8, 2007.

SPATIALIGHT, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)	(Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$54,805	$220,256
Accounts receivable, net of $0 allowance for doubtful
accounts as of March 31, 2007 and December 31, 2006, respectively	48,355	52,238
Inventory, net	370,312	423,075
Prepaids and other current assets	316,288	307,428
Total current assets	789,760	1,002,997

Property, plant and equipment, net	4,933,084	6,635,851
Other assets	37,070	37,121

Total assets	$5,759,914	$7,675,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Senior secured convertible notes - current portion	$9,707,079	$9,596,086
Unsecured short term loans	670,945	591,070
Accounts payable	2,166,280	1,916,249
Accrued expenses and other current liabilities	1,339,231	1,793,232
Total current liabilities	13,883,535	13,896,637

Related party convertible notes	1,188,000	1,188,000

Total liabilities	15,071,535	15,084,637

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $.01 par value:
100,000,000 shares authorized as of March 31, 2007 and December 31, 2006;
47,773,092 and 44,482,616 shares issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	477,730	444,826
Additional paid-in capital	98,461,529	94,756,700
Prepaid non-cash interest to related party	(2,024,982)	(2,314,266)
Other comprehensive income	292,461	336,975
Accumulated deficit	(106,518,359)	(100,632,903)
Total stockholders' equity (deficit)	(9,311,621)	(7,408,668)

Total liabilities and stockholders' equity (deficit)	$5,759,914	$7,675,969

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,
	2007	2006
Revenue	$46,448	$85,694
Cost of revenue and manufacturing expenses	748,205	1,548,330
Gross margin	(701,757)	(1,462,636)

Operating expenses:
Selling, general and administrative expenses (including stock-based compensation of $276,987 and $668,837 for the three month
month periods ended March 31, 2007 and 2006, respectively).	1,261,831	2,640,094
Research and development expenses	294,102	242,071
Impairment loss	1,429,925	-

Total operating expenses	2,985,858	2,882,165

Operating loss	(3,687,615)	(4,344,801)

Other income (expense):
Interest expense:
Interest expense	(287,409)	(282,988)
Non-cash interest expense	(1,889,314)	(1,012,771)
Total interest expense	(2,176,723)	(1,295,759)

Loss from revaluation of warrants	-	(12,418)
Foreign currency translation gain (loss)	(39,617)	4,573
Interest and other income	20,299	16,536

Total other income (expenses)	(2,196,041)	(1,287,068)

Loss before income tax expense	(5,883,656)	(5,631,869)

Income tax expense	(1,800)	(800)

Net loss	$(5,885,456)	$(5,632,669)

Net loss per share - basic and diluted	$(0.13)	$(0.15)

Weighted average shares used in computing
net loss per share- basic and diluted	45,774,256	38,590,722

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
THREE MONTHS ENDED MARCH 31, 2007

	COMMON STOCK		ADDITIONAL PAID-IN	PREPAID NONCASH INTEREST TO RELATED	ACCUMULATED	OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	CAPITAL	PARTY	DEFICIT	INCOME	(DEFICIT)
Balance, January 1, 2007	44,482,616	$444,826	$94,756,700	$(2,314,266)	$(100,632,903)	$336,975	$(7,408,668)

Stock-based compensation expense	-	-	276,987	-	-	-	276,987

Issuance of common shares, net of issuance costs of $170,254	2,190,476	21,904	2,107,842	-	-	-	2,129,746

Issuance of common shares for waivers of certain contractual rights by September and November 2006 investors	1,100,000	11,000	1,320,000	-	-	-	1,331,000

Amortization of pre-paid interest	-	-	-	289,284	-	-	289,284

Comprehensive loss:

Net loss	-	-	-	-	(5,885,456)	-	(5,885,456)

Foreign currency translation adjustment	-	-	-	-	-	(44,514)	(44,514)

Total comprehensive loss	-	-	-	-	(5,885,456)	(44,514)	(5,929,970)

Balance, March 31, 2007	47,773,092	$477,730	$98,461,529	$(2,024,982)	$(106,518,359)	$292,461	$(9,311,621)

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,885,456)	$(5,632,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve adjustment	-	412,594
Impairment loss	1,429,925	-
Depreciation and amortization	194,264	228,884
Stock-based compensation expense	276,987	668,837
Non-cash interest expense	1,889,314	1,012,771
Loss from revaluation of warrants	-	12,418
Non-cash foreign currency translation loss	39,617	4,573
Loss on sale of fixed assets	-	1,545
Changes in operating assets and liabilities:
Accounts receivable	3,882	(27,760)
Inventory	52,762	(88,684)
Prepaids and other current assets	(6,898)	(110,580)
Other assets	51	12,992
Accounts payable	250,033	(424,222)
Accrued expenses and other current liabilities	(614,000)	(294,798)

Net cash used in operating activities	(2,369,519)	(4,224,099)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,883)	(226,841)

Net cash used in investing activities	(13,883)	(226,841)

Cash flows from financing actitivies:
Proceeds from issuance of short-term notes	1,038,972	3,666,977
Payment on short-term notes	(950,721)	(2,306,320)
Proceeds from the sale of common shares and warrants, net of issuance costs	2,129,746	4,386,482
Proceeds from exercise of warrants and options	-	40,245

Net cash provided by financing activities	2,217,997	5,787,384

Net increase (decrease) in cash and cash equivalents	(165,405)	1,336,444

Effect of exchange rate changes on cash	(46)	8,402

Cash and cash equivalents at beginning of period	220,256	42,565
Cash and cash equivalents at end of period	$54,805	$1,387,411

Non-cash financing activities:
Shares issued for interest and liquidated damages	$1,331,000	$-

Supplemental disclosure of cash flow information:

Income taxes paid during the period	$1,800	$800
Interest paid during the period	$264,849	$247,162

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business Description

We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. We are currently focused on manufacturing our core product, our T-3 LCoS Set, to our customers and prospective customers, who are located primarily in Asia. The T-3 model has a 1920 pixels by 1080 pixels configuration. Our previously manufactured T-1 model has a lower resolution of 1280 pixels by 960 pixels configuration. We are focusing on manufacturing the T-3 model of our LCoS Sets rather than the T-1 model because we believe that the market demand for that higher resolution product will be significantly greater. Our current and prospective customers are original equipment manufacturers (“OEMs”) engaged in the businesses of manufacturing high definition televisions or manufacturing light engines for incorporation into high definition televisions and near to eye head mounted displays (“HMDs”). Our products are suitable for incorporation into other potential applications including rear projection computer monitors, wireless communication devices, portable games and digital assistants. Currently we are working with OEMs of high definition televisions, light engines for incorporation into high definition televisions, near-to-eye head mounted display devices, and micro-projectors for mobile electronics applications.

Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of SpatiaLight, Inc. and its wholly-owned subsidiaries, SpatiaLight Technologies, Inc. and SpatiaLight Korea, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In our management’s opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2006. The interim results for the three month period ended March 31, 2007 are not necessarily indicative of results for the full fiscal year or any future interim period. The accompanying consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. As reported in our 2006 Annual Report on Form 10K filed with the SEC on March 16, 2007, we have suffered recurring operating losses and negative cash flows from operations. We have continued to suffer operating losses during the first three months of 2007. While we plan on raising additional capital, no assurance can be given that we will be able to raise sufficient funds to continue our operations. If we do not receive additional funds, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Additionally, as more fully described in Note 7, our Senior Secured Convertible Notes, maturing in November 2007, are held by four noteholders. Two of the noteholders have alleged that certain events of default under the Senior Secured Convertible Notes have occurred. We strongly dispute that any events of default have occurred that would allow the noteholders to call the notes, and we plan to vigorously defend our position. We believe, after reviewing with outside counsel, that it is not probable that the noteholders would prevail in calling the loans based on any of the alleged events of default; therefore, we have not accrued for the alleged redemption premiums and liquidated damages of $1.5 million and $683,000, respectively, as of March 31, 2007. However, should the noteholders pursue their call for immediate redemption of the Senior Secured Convertible Notes, and prevail on their claim in a court of law, the Senior Secured Convertible Notes and related redemption premiums and liquidated damages would immediately become due and payable. Moreover, we will be required to repay or refinance the Notes at their maturity date in November 2007, and will need to obtain additional financing to repay the noteholders.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In 2006, a substantial percentage of our product deliveries, which were in small quantities, were made to LG Electronics (“LGE”). In March 2007, we were informed by LGE of their intent to discontinue production of rear projection televisions (“RPTVs”). We do not expect significant further sales to LGE. We intend to replace the revenues from LGE with revenues from sales of our T-3 LCoS set to other customers, as well as sales of products to manufacturers of head mounted displays and microprojectors. Due to the development and ramp up time periods required, significant revenue is not anticipated until at least the second half of 2007.

We are subject to U.S. Securities and Exchange Commission (“SEC”) investigations relating to the unauthorized filing of consents of our former auditor, BDO Seidman, LLP, as an exhibit to certain registration statements and into transactions of our securities relating to Argyle Capital Management, a firm controlled by our former Chief Executive Officer. We may be subject to penalties and claims relating thereto. These matters are discussed in Note 13.

These matters raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon our continued operations. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3. Liquidity

From inception through March 31, 2007, we have sustained recurring net losses from operations totaling approximately $106.5 million and at March 31, 2007, had total stockholders’ deficit of approximately $9.3 million and working capital deficiency of approximately $13.1 million. During the three months ended March 31, 2007, we experienced a net cash decrease of approximately $165,000. In the first quarter of 2007, cash was primarily provided by the gross proceeds of approximately $2.3 million that we received from the sale of 2,190,476 of our common shares in February 2007. The funds from this financing were used to fund our operations for the first quarter of 2007. We recognized net losses for the three months ended March 31, 2007, of approximately $5.9 million.

As disclosed in Note 14 - Subsequent Events, on April 26, 2007, we entered into an Equity Credit Agreement (the “Equity Credit Agreement”) with six institutional investors (“Investors”) that participated in the November 2006 and February 2007 financings, under which we may elect to sell and the Investors are required to purchase from time to time our common shares having an aggregate market value of $15,400,000 over a period of 18 months. The first $3,700,000 in common shares sold by us pursuant to the Equity Credit Agreement will be priced at 100% of the closing bid price on the date of sale. The balance of the common shares may be sold under the Equity Credit Agreement only after the approval of our stockholders, and will be priced at 95% of the closing bid price on the date of sale. We expect to meet our immediate cash needs and fund our immediate working capital requirements with draw downs from the Equity Credit Agreement, cash payments from our customers, the exercises of stock options and warrants, and additional sales of our common shares.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Stock-Based Compensation

We have stock compensation plans for employees and directors which are described in Note 6 to our consolidated financial statements in our 2006 Annual Report on Form 10K as filed with the SEC on March 16, 2007. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation, including stock options, in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the grant or, in the case of options granted with a market condition, we use a binomial model to calculate a derived service period. All of our stock compensation is accounted for as an equity instrument.

Under the provisions of SFAS 123R, we recorded $276,987 and $668,837, or $0.01 and $0.02 per share, of stock-based compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our condensed consolidated statement of operations for the three month periods ended March 31, 2007 and 2006, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

	Three months ended March 31,
	2007	2006

Dividend yield	-	-
Expected volatility	86 - 89%	92.80%
Risk-free interest rate	4.51 - 5.10%	4.60%
Expected lives (in years)	5.21 to 5.75	5.21 to 5.46

The dividend yield of zero is based on the fact that we have never paid cash dividends, have no present intention to pay cash dividends, and are prohibited from paying dividends under the terms of the Senior Secured Convertible Notes issued in November 2004. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Our currently unvested options generally vest over two years from the date of grant. Our options generally have a 10-year contractual term. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for 2007 and 2006 was $0.88 and $1.95, respectively. As required by SFAS No. 123R, we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees - directors, senior management and all other employees - based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of options under our stock option plans as of December 31, 2006 and changes during the three months ended March 31, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at March 31, 2007
Outstanding December 31, 2006	5,719,894	$3.15	5.8
Options granted under the plans	987,000	$1.20
Options exercised	-
Options forfeited or expired	(357,500)	$3.74

Outstanding March 31, 2007	6,349,394	$2.81	6.11	$1,400

Options vested and exercisable
at March 31, 2007	5,437,394	$3.08	5.48	$1,400

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock at March 31, 2007, $0.39 per share, exceeded the exercise price of the options, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). No options were exercised during the three months ended March 31, 2007. The aggregated intrinsic value of options exercised on the dates the options were exercised was $112,865 for the three month period ended March 31, 2006.

As of March 31, 2007, total expected compensation cost of options outstanding but not yet vested is approximately $644,245. This cost is expected to be recognized through February 2009. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended March 31, 2007, as we have cumulative operating losses, for which a full valuation allowance has been established.

If the tax deduction realized from the exercise of stock options is less than recognized compensation expense, the tax shortfall is recognized in equity to the extent of available windfall tax benefits realized in the prior year, if any; otherwise, it is recognized within our Consolidated Statements of Operations. Under the modified-prospective transition method of SFAS No. 123R, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for purposes of accounting for future tax shortfalls. We elected to apply the long-form method for determining the pool of windfall tax benefits and have a pool of windfall tax benefits.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Per Share Information

Basic net loss per share is computed by dividing our net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The table below reflects potentially dilutive securities which were excluded from the computation of diluted net loss per share for the three months ended March 31, 2007 and 2006 because the effect of their assumed exercise or conversion would be antidilutive.

	As of March 31,
	2007		2006
	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price

Stock options and warrants	11,985,920	$2.42	7,380,231	$3.60
Convertible notes	3,404,807	$3.29	3,404,807	$3.29

Total	15,390,727		10,785,038

Note 6. Property, Plant and Equipment, net

Property, plant and equipment include:

	March 31, 2007	December 31, 2006

Building	$3,236,425	$4,735,027
Other equipment and instruments	1,746,881	2,332,603
Machinery and manufacturing equipment	1,679,808	1,688,943
Office furniture and fixtures	384,918	463,414
Tooling	371,700	371,700
Leasehold improvements	152,315	165,937
Computer hardware and software	302,274	352,825

Total property, plant and equipment	7,874,321	10,110,449
Accumulated depreciation	(2,941,237)	(3,474,598)
Property, plant and equipment, net	$4,933,084	$6,635,851

We have recorded an asset impairment loss of $1,429,925 related to our building in South Korea for the quarter ended March 31, 2007, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on the estimated fair value of the building. On March 9, 2007, we received oral notification from LGE of their intent to discontinue the production of rear projection televisions (RPTV) (both LCoS and DLP). We deemed the loss of LGE as a customer a significant change in circumstances which indicated the need for an impairment analysis, based on undiscounted cash flows. While we believe that we will find other customers for our products, we do not currently have existing customers to support estimated cash flows to achieve the recoverability of the asset and our forecast of future revenues, at this point, is speculative. Further, we receive a 100% land lease payment exemption because the facility is located on the land designated a “free economic zone” by the South Korean national government and the South Korean government has certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our “high technology” certification. If we were to lose the lease, we might be required to donate the building to the South Korean government.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of the building and equipment were estimated based on a preliminary appraisal which took into account the building’s overall structure, used materials, and current condition. The equipment was appraised considering such items as structure, standard, form, capacity, and acquisition cost. Based upon this appraisal, the building’s fair value was less than the net book value whereas the equipment was valued at greater than the net book value.

As a result, the carrying value of the building at March 31, 2007 has been reduced by $1,429,925 with a corresponding charge to impairment loss on the condensed consolidated statement of operations.

Note 7. Short-Term Loans and Notes Payable

Short-Term Loans

Our wholly-owned subsidiary SpatiaLight Korea has revolving credit facilities with four separate South Korean banks as detailed below (amounts in thousands, Korean Won, unless otherwise stated):

Bank	Shinhan Bank		Kyongnam Bank		Korea Exchange Bank	Pusan Bank		Total
Interest rate type	Variable	(1)	Variable	(2)	Fixed	Variable	(3)
Interest rate at 3/31/07	7.02%		10.40%		19.00%	19.00%
Maturity date	9/22/2007		4/28/2007		1/10/2007	1/10/2007
Maximum amount of line	200,000		200,000		195,750	98,411		694,161
Amount outstanding at 3/31/07	198,462		146,859		195,750	98,411		639,482
Remaining available	1,538		53,141		-	-		54,679
Approximate US dollar equivalent	$208,226		$154,084		$205,381	$103,253		$670,945

(1) Yield ratio of annual bank debenture plus 1.857%

(2) Yield ratio of annual industrial financial debenture plus 4.0%

(3) Pusan Bank's internal market related base rate plus 5.56%

Interest under each of the credit facilities is payable monthly. We are required to repay funds on the credit facilities by the maturity dates of each of the respective credit facilities as noted in the table above. We have not repaid the Korean Exchange Bank, the Pusan Bank or the Kyongnam Bank the amount outstanding as of the maturity dates noted above and are in discussions with each of these banks regarding repayment terms.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Related Party and Senior Secured Convertible notes outstanding at March 31, 2007 consist of the following:

Argyle Notes:

In 1998, we received $1,188,000 in cash in exchange for notes payable in that amount to Argyle Capital Management Corporation (Argyle), a company owned and controlled by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, and a former Director. The notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all of our assets, although these notes are subordinated to the November 2004 Financing Senior Secured Convertible Notes due November 30, 2007 described below. Both principal and interest are convertible into our common shares at $0.50 per share. On May 23, 2001, the due date of the notes was extended until December 31, 2002. On the extension date, the beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the then current market price of $1.90 per share, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting $1,188,000 discount to the debt arising from the beneficial conversion feature was originally being amortized through December 31, 2002. The effective interest rate for financial statement purposes due to this discount differs from the actual contractual interest received or receivable in cash or shares by Argyle. This discount, along with the contractual 6% interest rate, resulted in a new effective interest rate of 72% per annum as of the May 23, 2001 extension date when compared to the outstanding principal balances. The effective rate prior to extension had been the 6% per annum contractual rate.

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

We paid interest on the Argyle notes by issuing 142,360 common shares with a market value of $354,476 in 2003, and 142,360 common shares with a market value of $800,063 in 2004. The market value of the shares was based on the closing price of the shares on the day before issuance, and was recorded as interest expense. On March 4, 2004, we issued 71,676 common shares with a market value of $338,311 as a prepayment of interest on the Argyle notes of $35,640 for the period January 1, 2005 to June 30, 2005. Prepaid interest was computed using the closing price of the shares of $4.72 on March 3, 2004. In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,768 common shares, as a prepayment of interest on the Argyle notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of March 31, 2007, total prepaid interest on the Argyle notes for the period April 1, 2007 to December 31, 2008 is $2,024,982, which is classified as a deduction from stockholders’ equity (deficit) in the accompanying condensed consolidated balance sheets. If Argyle elects to convert the notes prior to December 31, 2008, Argyle will return shares representing unearned interest on those notes at the time of the conversion.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-cash interest expense includes $271,463 for the three months ended March 31, 2007 and 2006 resulting from the beneficial conversion price of interest payable, which is convertible into common shares at $0.50 per share. This non-cash interest was computed as the excess of the market price of the shares issued for the interest over the calculated amount of interest due for the period.

At March 31, 2007, the carrying value of the Argyle notes totaled $1,188,000 representing the unpaid principal balance.

November 2004 Financing:

On November 30, 2004, we completed a non-brokered private placement of $10 million of senior secured notes (the “Senior Secured Convertible Notes”). The Senior Secured Convertible Notes accrue interest at 10% per annum, payable quarterly in cash or our common shares at our option, if certain conditions are met, such as the availability of an effective registration statement pursuant to which resales may be made or the availability of Rule 144(k) for resale of the common shares underlying our Senior Secured Convertible Notes. The value of the shares for the purposes of calculating interest payments is equal to the 10-day trailing average of the volume weighted average prices of our common shares at the end of each quarterly interest period. The Senior Secured Convertible Notes are due November 30, 2007.

The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The Senior Secured Convertible Notes are senior to notes that we issued to Argyle Capital Management Corporation (the “Argyle Notes”), which is wholly owned by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer and a former Director, based upon an Intercreditor Agreement.  This Intercreditor Agreement precludes us from repaying the Arygle Notes in cash or other property until the holders of our Senior Secured Convertible Notes have been repaid.  The Intercreditor Agreement does not, however, preclude us from paying in either cash or shares, interest on the Argyle Notes provided there has not been an event of default under the Senior Secured Convertible Notes, as defined in the agreement.  Under the terms of the Intercreditor Agreement, Argyle maintains its rights to convert the Argyle Notes into common shares under the conversion terms of the Argyle Notes, as described above, at any time.  The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea.  However, the holders of our Senior Secured Convertible Notes have a pledge on SpatiaLight Korea’s shares.  In addition, under the terms of the November 2004 Financing, we are prohibited from using the proceeds from the financing to repay debt or to pay dividends, and we are prohibited from paying dividends while the Senior Secured Convertible Notes are outstanding.

We were required under an amended registration rights agreement, to file a registration statement for resale of the shares issuable upon conversion of the Senior Secured Convertible Notes and to maintain its effectiveness to allow the holders of our Senior Secured Convertible Notes to convert their notes and sell the underlying common shares freely.  We reported in Post Effective Amendment No. 2 to our registration statement on Form S-3 relating to the Senior Secured Convertible Notes (Reg. No. 333-122391), that in late August 2005 we advised the holders of our Senior Secured Convertible Notes that until the matter concerning the filing of an unauthorized consent of our former auditors, BDO Seidman, LLP, is resolved, sales using the prospectus which is the subject of that registration statement may result in potential liability. One of the holders of the Senior Secured Convertible Notes, Portside Growth & Opportunity Fund, has claimed that the post-effective amendment resulted in an obligation for the Company to pay each noteholder liquidated damages in cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter, until the matter concerning the consent is resolved. That amount would equal $615,000 as of February 14, 2006 (when the post-effective amendment to the registration statement was declared effective).  We do not believe that we are contractually obligated to make this payment and therefore we have not accrued the alleged liquidated damages.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Portside Growth & Opportunity Fund has also claimed additional events of default under the Senior Secured Convertible Notes based on (i) failure to make an interest payment due in November 2005 on a timely basis; (ii) incurrence of prohibited indebtedness to our former officers and/or directors of the Company; (iii) incurrence of prohibited indebtedness by our South Korean subsidiary to certain banks in South Korea; (iv) granting of a security interest by our South Korean subsidiary in certain assets located in South Korea; (v) repayment by us of indebtedness to our officers or directors and by our South Korean subsidiary of indebtedness under bank credit facilities. Smithfield Fiduciary LLC, another noteholder, joined in the claim that a default occurred as a result of certain indebtedness incurred as a result of the failure to make the November 2005 interest payment in a timely fashion. Each of these notices call for us to redeem $9.0 million in the aggregate principal amount of our Senior Secured Convertible Notes and to pay a redemption premium of $675,000 to each of these noteholders. Furthermore, the noteholders claim that the interest rate on the Senior Secured Convertible Notes has increased from 10% per annum to 12% per annum as a result of the claimed defaults.

On March 28, 2007, Portside Growth & Opportunity Fund, holders of $4,500,000 of the Senior Secured Convertible Notes, filed suit against the Company and certain named directors and officers, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans made by them to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. We believe, after review with outside legal counsel, that these allegations lack merit and would not entitle the noteholders to call the notes, or the other remedies that they are seeking.  We believe that the noteholders have undertaken to make allegations of events of default that lack merit in an attempt to obtain an amendment to the terms of the Senior Secured Convertible Notes to reduce the conversion price, accelerate repayment and increase the interest rate.  We have rejected offers from the noteholders in this regard, and plan to vigorously defend our position. If the noteholders prevail in calling the Notes, the entire $10 million debt obligation would become due and payable immediately, including the redemption premiums of $1.5 million and liquidated damages of $683,000.  We have not accrued the above described redemption premiums or liquidated damages as of March 31, 2007 or December 31, 2006.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in notes payable for the three months ended March 31, 2007 is as follows:

Debt Principal:	Balance at December 31, 2006	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at March 31, 2007
Argyle note	$1,188,000	$-	$-	$-	$1,188,000
Senior Secured Convertible Notes	10,000,000	-	-	-	10,000,000
Senior Secured Convertible Notes
beneficial conversion feature	(47,860)	-	13,050	-	(34,810)
Reimbursement of investor's legal fees	(30,556)	-	8,333	-	(22,223)
Senior Secured Convertible Notes
AIR discount	(325,498)	-	89,610	-	(235,888)
Total	$10,784,086	$-	$110,993	$-	$10,895,079

Interest:
Accrued Argyle note 6%	$-	$17,820	$-	$(17,820)	$-
Argyle note beneficial interest	-	271,463	-	(271,463)	-
Senior Secured Convertible Notes 10%	84,353	247,154	(246,575)	-	84,932
Total	$84,353	$536,437	$(246,575)	$(289,283)	$84,932

The maturity date of the Senior Secured Convertible Notes is November 30, 2007. Consequently, we have classified the net balance of $9,707,079 related to these notes, as a current debt in the condensed consolidated balance sheet at March 31, 2007. The $1,188,000 outstanding balance of the Argyle Notes continues to be classified as long-term debt at March 31, 2007 as they are due on December 31, 2008.

Non-cash interest expense is as follows:

	Three months ended March 31,
	2007	2006
Amortization of discounts on Senior Secured Convertible Notes	$110,993	$110,993
Liquidated damages on the October 2005, January 2006, September
2006 and November 2006 financings	190,806	614,457
Beneficial conversion privileges of interest on Argyle note	271,463	271,463
Expense associated with waiver agreements with September and
November 2006 investors settled in stock	1,300,194	-
Amortization of prepaid financing costs	15,858	15,858
Total non-cash interest expense	$1,889,314	$1,012,771

Note 8. Issuance of Securities

Exercise of Stock Options and Warrants in the Three Months Ended March 31, 2007

No stock options or warrants were exercised during the three months ended March 31, 2007.

Issuance of Shares, Stock Options and Warrants During the Three Months ended March 31, 2007

During the fourth quarter of 2006, we entered into an agreement to grant options to purchase 950,000 common shares to our former Executive Vice President of Strategic Planning for services under a consulting agreement. The options contain market conditions and were initially valued at $59,529 at date of grant using a binomial model. The estimated value was increased to $176,747 based on a revision to an assumption as to when the vested options would be exercised. The following assumptions were used for valuing this grant: no dividend yield, expected volatility of 81%, risk free rate of 4.74% and expected lives (derived service period) varying from 47 days to 278 days. Stock-based compensation expense during the first quarter 2007 includes $139,329 associated with this option grant agreement.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 8, 2007, we issued a fully vested option to purchase 25,000 of our common shares to a consultant for compensation for services provided pursuant to a service agreement. A value of $28,490 was assigned to the option using the Black-Scholes pricing model and the following assumptions: stock price $1.35, exercise price $1.35, historical volatility 81%, risk free interest rate 4.77%, dividend yield of zero and a contractual life of 10 years. This amount is included in stock-based compensation expense.

On February 23, 2007, when the price of our common stock was $1.31, we sold to five institutional investors that participated in the November 2006 Financing, an aggregate of 2,190,476 of our common shares at a purchase price of $1.05 per share. In addition, we issued 600,000 common shares, valued at $786,000, as a fee to obtain a one-time waiver of contractual prohibitions under the November 2006 Financing against offering shares of our common stock for less than $1.30 per share. We received aggregate proceeds of $2.3 million, before issuance costs, from the sale of these shares, which was used for working capital and other corporate purposes. We made the sale pursuant to our “shelf” registration statement on Form S-3 (File No. 333-137100), which was declared effective by the SEC on February 14, 2007.

On March 6, 2007, we entered into First Amendments to Registration Rights Agreements amending the Registration Rights Agreements dated September 26, 2006 between the Company and each of Bluegrass Growth Fund, L.P. and Bluegrass Growth Fund, LTD. In exchange for the forgiveness of accrued liquidated damages under the Registration Rights Agreement in the amount of approximately $31,000 and a contingent obligation to issue 250,000 warrants to purchase common shares, the Company issued to Bluegrass Growth Fund, L.P. and Bluegrass Growth Fund, LTD. an aggregate of 500,000 common shares. The common shares, valued at $545,000, were issued on March 6, 2007, when the price of our common stock was $1.09, and were issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-137100), which was declared effective by the U.S. Securities and Exchange Commission on February 14, 2007.

Stock-based compensation, included in selling, general and administrative expenses, is as follows:

	Three months ended March 31,
	2007	2006

Options granted to employees and directors	$109,168	$668,837
Options issued for services	167,819	-
	$276,987	$668,837

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Segment Information and Significant Customer Information

Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying condensed consolidated financial statements of operations. Therefore, we have determined that we operate in a single business segment. All of our assets are located at our facility in the United States at March 31, 2007, except for the following:

South Korea
Cash	$1,075
Accounts receivable	46,755
Prepaid expenses	57,217
Deposits	3,515
Building, net	2,959,868
Machinery and manufacturing equipment, net	732,700
Office furniture and fixtures, net	110,938
Other equipment and instruments, net	688,446
Inventory, net	347,672

$4,948,186

The following table summarizes our product revenue percentages for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
LCoS (T-3) sets	100%	85%
Other (primarily supporting electronics)	-	15%
Total	100%	100%

Of our total revenue in 2007, 96% was derived from the sales of our LCoS Sets to LG Electronics (“LGE”), a customer located in South Korea. LGE made up 96% of our accounts receivable balance at March 31, 2007. For the three months ended March 31, 2006, sales to LGE comprised 82% of our total sales, and 92% of our accounts receivable balance at March 31, 2006.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Inventory, net

Inventory consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Raw materials	$506,352	$531,114
Work-in-progress	11,406	26,088
Finished goods	146,601	161,285
	664,359	718,487
Inventory reserve	(294,047)	(295,412)
Total inventory, net	$370,312	$423,075

Note 11. Income taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. Upon adoption of FIN 48, we commenced a review of our tax positions taken in our tax returns that remain subject to examination. Based upon our review, we do not believe we have any unrecognized tax benefits or that there is a material impact on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward for tax purposes. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Interest recognized in accordance with FIN 48, to the extent applicable, is classified in the financial statements as interest expense. Penalties recognized in accordance with FIN 48, to the extent applicable, are reported in other income (expense). As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2007.

Note 12. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007 and the impact on our financial statements was not material.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this statement is initially applied, is recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

13. Commitments and Contingencies

Lease Commitments

In September 2004, we entered into a 50 year term lease with the Gyeongnam provincial government for 8.3 acres of undeveloped land in Jinsa, Gyeongnam province in South Korea. We have received a 100% land lease payment exemption because the land has been designated a “free economic zone” by the South Korean national government and the South Korean government also certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our “high technology” certification, which could increase the costs of operating the facility and negatively impact our business. Additionally, if we were to lose the lease, we might be required to donate the building to the South Korean government.

Alleged Events of Default on Senior Secured Convertible Notes

Certain allegations of events of default related to the November 2004 Financing have been communicated to us as more fully described in Note 7.

Guarantees and Indemnifications

As permitted under New York law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited. We are unable to estimate the fair value of these indemnification agreements and accordingly, we have not recorded any liabilities for these agreements as of March 31, 2007.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other

Don Suh, our former Chief Executive Officer, has filed a claim against the Company alleging the Company terminated his employment in violation of the Sarbanes-Oxley Whistleblower laws and the Corporate and Criminal Fraud Accountability Act of 2002 and is seeking damages of at least $250,000 plus a year’s worth of benefits. We do not believe that his assertions have merit but cannot predict the ultimate outcome of any potential litigation.

On March 28, 2007, Portside Growth & Opportunity Fund, holders of $4,500,000 of the Senior Secured Convertible Notes, filed suit against the Company and certain named directors and officers, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans made by them to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary.

We believe, after review with outside legal counsel, that these allegations lack merit and would not entitle the noteholders to call the notes and other remedies that they are seeking.  We believe that the noteholders have undertaken to make allegations of events of default that lack merit in an attempt to obtain an amendment to the terms of the Senior Secured Convertible Notes to reduce the conversion price, accelerate repayment and increase the interest rate.  We have rejected offers from the noteholders in this regard, and plan to vigorously defend our position. If the noteholders prevail in calling the Notes, the entire $10 million debt obligation would become due and payable immediately, together with a redemption premium of $1.5 million and liquidated damages of $683,000.  We have not accrued the above described redemption premium or liquidated damages as of March 31, 2007 or December 31, 2006.

We are a party to other routine claims and lawsuits from time to time in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, we believe that the resolution of any such matters individually or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.

U.S. Securities and Exchange Commission Investigations

As previously reported in our post-effective amendments to the Form S-3 Registration Statement registering the common shares underlying the Senior Secured Convertible Notes (the “Financing Registration Statement”) (File No. 333-122391) and the Form S-3 Registration Statement registering common shares on a “shelf” (the “Shelf Registration Statement”) (File No. 333-122392), we failed to obtain authorization from BDO Seidman LLP before filing their consent to incorporate their report on our financial statements for the fiscal years ended December 31, 2002 and 2003 as an exhibit to Amendment Nos. 5 and 6 to the Financing Registration Statement and to Amendment Nos. 3 and 4 to the Shelf Registration Statement. We received the requisite authorized consents from BDO Seidman, LLP to incorporate by reference their report on the consolidated financing statements into the Financing Registration Statement and the Shelf Registration Statement when initially filed and in previous amendments thereto and BDO Seidman, LLP has not withdrawn these previous consents.

The Audit Committee of our Board of Directors conducted an investigation and review of the developments pertaining to the BDO Seidman, LLP consent issue with the assistance of independent counsel.

The Audit Committee delivered its draft report, dated October 31, 2005, to our then-Chief Executive Officer, Robert A. Olins. The Report concluded that the evidence does not support a finding that any of our employees included the unauthorized BDO Seidman, LLP consents in the amendments to the Registration Statements referred to above with fraudulent intent or with specific knowledge that BDO Seidman, LLP had not authorized the filing of these consents. It concluded that the evidence was consistent with our inclusion of the consents due to lack of communication, a series of misunderstandings and/or a failure of inquiry. As to Mr. Olins, the Report concluded that the Audit Committee found no evidence that Mr. Olins was informed that BDO Seidman, LLP had not authorized the filing of these consents. However, it also found no evidence that Mr. Olins inquired or determined whether BDO Seidman, LLP had in fact authorized inclusion of the consents in these filings. The Audit Committee Report determined that Mr. Olins, as our Chief Executive Officer, did not exercise sufficient diligence in supervising the filing of the amendments to the Registration Statements, that this was a particularly serious failing in light of the SEC having highlighted the need for consents from BDO Seidman, LLP, and that as CEO he bears responsibility for the filings. The Audit Committee also stated its belief that, throughout the process of preparing and filing the amendments to the Registration Statements, Mr. Olins acted with our best interests and the best interests of our stockholders in mind, and that his lack of diligence was not motivated by self-interest and that nothing related to this incident personally benefited him financially.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Audit Committee recommended three remedial actions. It concluded that the membership of the Board of Directors should be supplemented with a financial expert within the meaning of SEC rules. It also concluded that we must improve our corporate governance and disclosure controls, including hiring a full-time Chief Financial Officer and a Controller (who can be the same person). It further concluded that by reason of Mr. Olins’ responsibility as CEO for supervision of corporate filings, he should reimburse us for the sum of $50,000, a portion of the costs incurred by us by reason of the unauthorized BDO Seidman, LLP consents and the resulting inquiries. In compliance with the Audit Committee Report, in December 2005, Mr. Olins made the $50,000 payment to reimburse the Company. To date, our Board of Directors has not been supplemented with a financial expert and although we have not hired a fulltime CFO or Controller, we have hired a Director of Accounting and Finance.

We have been advised by the Staff of the SEC that the Staff is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO Seidman, LLP consents and into transactions in our securities by Mr. Olins and an entity he controls. We have been cooperating fully with the Staff with respect to these matters.

Other matters

Following the filing in July 2005 of Amendment No. 6 to the Financing Registration Statement and Amendment No. 4 to the “shelf” registration statement, which contained the unauthorized consents referred to above, the Staff of the SEC declared both of the registration statements effective. In August 2005, we filed post-effective Amendments No. 1 to both of these registration statements (those post-effective amendments were subsequently withdrawn and replaced by additional post-effective amendments), which disclosed the filing of the unauthorized consents.

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 14. Subsequent Events

On April 26, 2007, we entered into an Equity Credit Agreement (the “Equity Credit Agreement”) with six institutional investors (“Investors”) that participated in the November 2006 and February 2007 financings, under which we may elect to sell and the Investors are required to purchase from time to time our common shares, having an aggregate market value of $15,400,000 over a period of eighteen months. The first $3,700,000 in common shares sold by us pursuant to the Equity Credit Agreement will be priced at 100% of the closing bid price on the date of sale. The balance of the common shares may be sold under the Equity Credit Agreement only after the approval of our stockholders, and will be priced at 95% of the closing bid price on the date of sale. As of May 4, 2007 we have elected to sell and the Investors have purchased 1,176,445 common shares with a value of $300,000.

In connection with the Equity Credit Agreement, we also entered into a Waiver, Rescission and Settlement Agreement effective as of April 24, 2007 (the “Settlement Agreement”) with the Investors under which the Investors (i) released disputed claims under the Securities Purchase Agreement and Registration Rights Agreement dated November 28, 2006 (the “November 2006 Financing”), the Securities Purchase Agreement and Registration Rights Agreement dated February 26, 2007 (the “February 2007 Financing”), and a Waiver dated February 26, 2007 (the “February 2007 Waiver”); (ii) returned for cancellation warrants to purchase 4,800,000 common shares that were issued in the November 2006 Financing; (iii) cancelled the future financings restriction under which we could not sell common shares for less than $1.30 per share without the Investors’ consent; and (iv) entered into an Escrow Agreement pursuant to which we will issue in escrow, from time to time, an unspecified number of common shares, and the Investors will deliver to escrow 4,002,307 common shares previously issued pursuant to the November 2006 Financing and the February 2007 Financing. Under the terms of the Settlement Agreement, the Investors’ shares and shares we contribute to the escrow account will be periodically removed from escrow and sold, with the sales proceeds provided to the Investors, until they receive a total of $4,354,387.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

All new securities to be issued by us under either the Equity Credit Agreement or the Settlement Agreement are registered pursuant to our Registration Statement on Form S-3 (File No. 333-137100), which was declared effective by the U.S. Securities and Exchange Commission on February 14, 2007.

On April 20, 2007, we received a notice from the NASDAQ Stock Market that we do not meet the requirements for continued listing on the NASDAQ Stock Market under Marketplace Rule 4310(c)(8)(D) because the closing bid price for our common shares was less than the minimum of $1.00 per share for the last 30 consecutive trading days. Unless the closing bid price for our common shares exceeds $1.00 per share for 10 consecutive trading days prior to October 17, 2007, the staff of the NASDAQ may notify us that our common shares will be delisted from the NASDAQ Capital Market.

On April 27, 2007 the Company received a NASDAQ Staff Determination that we do not meet the requirements for continued listing upon the NASDAQ Capital Market under Marketplace Rule 4310(c)(8)(C) because the aggregate market value of our publicly held common shares was less than $35,000,000 for 10 consecutive trading days, and was not corrected within the 30 day cure period.

We have requested a hearing to provide the NASDAQ staff with information relating to the future compliance with the listing standards. Subject to compliance with all other marketplace rules while the appeal is pending, we expect our common shares to continue trading on the NASDAQ Capital Market under the HDTV symbol until after the hearing.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in Part II Item 1A and those discussed in the Company’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on March 16, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of our condensed consolidated financial condition as of March 31, 2007, and our results of operations for the three months ended March 31, 2007 and 2006. The following should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere herein and assumes that the reader has read the more detailed information found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

OVERVIEW

We are in the business of manufacturing high-resolution liquid crystal on silicon (“LCoS”) microdisplays. Our current and prospective customers, almost all of whom are located primarily in Asia, are original equipment manufacturers (“OEMs”) engaged in the business of manufacturing high definition rear projection televisions (“RPTVs”) or manufacturing light engines for incorporation into high definition RPTVs. Our products are also suitable for incorporation into other potential display applications including front projection systems, near to eye head mounted displays, micro-projectors, wireless communication devices, portable games and digital assistants.

We are currently offering one core product, our T-3 LCoS Set, consisting of three of our proprietary SpatiaLight imagEngine™ LCoS microdisplays with a 1920 pixels by 1080 pixels configuration for use in RPTVs. Our previously offered product, the T-1 LCoS Set had lower resolution with a 1280 pixels by 960 pixels configuration. LCoS displays are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. We are focusing on manufacturing our T-3 LCoS Sets because we believe that the market demand for the higher resolution product will be significantly greater and the higher resolution product will command a higher price. We are developing a smaller product, designated the T-4 LCoS Set, which will maintain the high resolution of 1920 pixels by 1080 pixels and allow lower price points for use in projection screen sizes of between 50” and 60”.

We are also working with other manufacturers to develop and market a light engine incorporating our microdisplays and a solid state light source. These solid state light sources (LED and laser) are attractive to both consumer and commercial display makers because of their longer life compared to high pressure mercury arc lamps. The lower angular divergence associated with laser sources also facilitate much thinner cabinet designs.

Status of Business with LG Electronics, Inc.

In 2005 and 2006, the majority of our product deliveries, which were in small quantities, were made to LGE. Since the third quarter of 2006, we have been in a position to supply LGE’s requirements with quality product meeting all agreed upon specifications. We do not expect significant future sales to LGE and are negotiating with LGE for termination compensation under our exclusive supply agreement. The loss of LGE as a customer could significantly harm our future sales and results of operations; and our historical substantial dependence on one customer is subject to risks set forth under Item 1A Risk Factors.

Status of Business in China

We have provided sample products to Jiangxi Greatsource Display Tech Co., Ltd. (KHD), a Chinese manufacturer of LCoS light engines and televisions. KHD demonstrated an 85” commercial product employing our imagers at the January 2007 CES show. At this time, we do not have any purchase orders from KHD. We are continuing to work with other China TV makers in efforts to obtain a design win.

Other Business Development

We have signed a Joint Marketing Agreement with Foreal Spectrum, Inc. to jointly offer a light engine developed by Foreal using their light source and our T-3 LCoS Sets. We estimate that full production volumes for customers targeted for these products will be approximately 20,000 sets per month but have not entered into a commercial supply agreement at this time, nor can we provide assurance with the regard to the level of future purchases.

We have entered a Memorandum of Understanding with Deocom Co., Ltd. of South Korea relating to the development and manufacture of Head Mounted Displays (“HMDs”) using our LCoS imager in a full High Definition mode. We have also signed a Purchase Agreement with and received the first purchase order from Deocom to supply LCoS imagers for use in HMDs. Initial supply quantities are limited to prototype and low volume production levels. The Purchase Agreement anticipates this market to grow as HMDs are adopted by the video game and entertainment industries.

We have also signed a Memorandum of Understanding with SI InfoComm, Inc. and SCRAM Technologies for the joint development of a micro-projector, a new category of product targeted at mobile electronics driven applications.

Manufacturing of LCoS Sets

We completed construction of our South Korean manufacturing facility in January 2005. The facility began producing products for commercial sale in limited quantities in the second quarter of 2005 and is designed with the capacity, on full employment, to produce up to 28,000 LCoS Sets per month. The facility has been specially designed for expansion to a capacity of 120,000 LCoS Sets per month in several expansion phases.

During 2006, we moved our entire manufacturing from California to South Korea. As part of the transition process, we experienced some manufacturing problems as the line was set up and restarted in South Korea, all of which have been resolved. We believe that the combination of a new facility designed to our specifications and highly qualified personnel provides us with more exacting controls over the external variables that can impact our manufacturing process. Since the third quarter of 2006, we have been in position to manufacture commercial quantities of high quality product according to customer specifications.

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

Contingent Liability Relating to Senior Secured Convertible Debt Financing

On November 30, 2004, we completed a non-brokered private placement of $10 million in our Senior Secured Convertible Notes. Under the terms of the agreements entered in connection with the sale of our Senior Secured Convertible Notes, we were required to file and maintain the effectiveness of registration statement relating to the resale of common shares issuable upon conversion. The required registration statement (Reg. No. 333-122391) was filed on January 31, 2005, and became effective on July 29, 2005. However, as a result of our failure to obtain authorization from our former auditors, BDO Seidman, LLP, to file their consent to incorporate their opinion certain pre-effective amendments to the registration statement, we notified the holders of our Senior Secured Convertible Notes that sales of our common shares under the registration statement could result in potential liability until an amendment could be filed correcting the lack of authorization. Portside Growth & Opportunity Fund, the holder of $4,500,000 of the Senior Secured Convertible Notes, filed a claim for liquidated damages in the amount of $683,000 on the basis that the registration statement was not effective and sales of our common shares could not be made from August 2005 until February 2006, when an amendment correcting the lack of authorization by BDO Seidman, LLP was filed.

Portside Growth & Opportunity Fund has also claimed additional events of default under the Senior Secured Convertible Notes relating to alleged (i) failure to make an interest payment due in November 2005 on a timely basis; (ii) incurrence of prohibited indebtedness to our former officers and/or directors of the Company; (iii) incurrence of prohibited indebtedness by our South Korean subsidiary to certain banks in South Korea; (iv) grant of a security interest by our South Korean subsidiary in certain assets located in South Korea; and (v) repayment by us of indebtedness to our officers or directors and by our South Korean subsidiary of indebtedness under bank credit facilities. Smithfield Fiduciary LLC, another noteholder, joined in the claim that a default occurred as a result of the failure to make the November 2005 interest payment in a timely fashion. These notices call for us to redeem $9.0 million in the aggregate principal amount of our Senior Secured Convertible Notes and to pay a redemption premium of $675,000 to each of these noteholders. Furthermore, the noteholders claim that the interest rate on the Senior Secured Convertible Notes has increased from 10% per annum to 12% per annum as a result of the claimed defaults.

On March 28, 2007, Portside Growth & Opportunity Fund filed suit claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans made by them to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. We believe, after review with outside legal counsel, that these allegations lack merit and would not entitle the noteholders to call the notes or to the other remedies they are seeking.  We believe that the noteholders have undertaken to make allegations of events of default that lack merit in an attempt to obtain an amendment to the terms of the Senior Secured Convertible Notes to reduce the conversion price, accelerate repayment and increase the interest rate. We have rejected offers from the noteholders in this regard, and plan to vigorously defend our position. If the noteholders prevail in calling the Notes, the entire $10 million debt obligation would become due and payable immediately, together with a redemption premium of $1.5 million and liquidated damages of $683,000.  We do not believe we are contractually obligated to pay redemption premium and liquidated damages of $1.5 million and approximately $0.7 million, respectively, and accordingly, we have not accrued such amounts in the consolidated financial statements as of March 31, 2007 or December 31, 2006.

Contingent Liability Relating to Registration of Securities

We failed to obtain an express authorization from BDO Seidman, LLP to file their consent to incorporate their report on our consolidated financial statements for the years ended December 31, 2002 and December 31, 2003 in Pre-effective Amendment Nos. 5 and 6 to our registration statement on Form S-3 (File No. 333-122391) and in Pre-effective Amendment Nos. 3 and 4 to our registration statement on Form S-3 (File No. 333-122392). We did received the requisite authorization from BDO Seidman, LLP to incorporate by reference their report on the consolidated financial statements into the registration statements when initially filed and in earlier amendments to the registration statements and BDO Seidman, LLP has not withdrawn these previous consents.

Both of the registration statements containing the unauthorized BDO Seidman, LLP consents were declared effective in July 2005. In August 2005, we filed Post-effective Amendments number 1 to both of these registration statements (those post-effective amendments were subsequently withdrawn and replaced by additional post-effective amendments), which disclosed the filing of the unauthorized consents. Because both registration statements were used to sell common shares after the SEC declared the registration statements effective, it is conceivable that there may be litigation against us or our officers or directors under Section 11 of the Securities Act. Although we do not believe that the filing of an invalid consent constitutes a materially misleading statement or an omission to disclose a material fact within the meaning of Section 11 of the Securities Act, a contrary determination could result in a liability for us. We are unable to ascertain the exact amount of damages, if any, to which we could be subject under a Section 11 claim instituted by any persons who directly purchased shares pursuant to those registration statements. Furthermore, we cannot ascertain the amount of damages, if any, for which we could be liable for claims instituted by any subsequent purchasers who could trace the shares purchased by them to those registration statements. In addition to any damage claims, which may be material to our financial condition, any lawsuit alleging securities law violations could require us to expend significant financial and managerial resources.

SEC Investigations

We have been advised by the Staff of the SEC that the Staff is conducting an investigation into matters and events pertaining to the filing of the unauthorized BDO Seidman, LLP consents and transactions in our securities by Mr. Robert Olins, our former Chief Executive Officer and a former Director, and an entity he controls. We have received and responded to a request from the Staff for all information relating to transactions in our securities by Mr. Olins and the entity he controls. We have been cooperating with the Staff with respect to this matter. We cannot determine whether we or our management will be adversely affected by these investigations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had approximately $55,000 in cash and cash equivalents, a decrease of approximately $165,000 from the December 31, 2006 balance of approximately $220,000. Our net working capital deficiency at March 31, 2007 was approximately $13.1 million compared to approximately $12.9 million at December 31, 2006.

Net cash used in operating activities totaled approximately $2.4 million and $4.2 million for the three months ended March 31, 2007 and 2006, respectively. Cash used in operating activities decreased for the three month periods ended March 31, 2007 as compared to the same periods in 2006 primarily due to decreased operations in both of our facilities due to financial constraints.

Net cash used in investing activities totaled approximately $14,000 and $227,000 for the three months ended March 31, 2007 and 2006, respectively. Cash used in investing activities in 2007 and 2006 were primarily related to purchases of equipment used in our South Korean facility.

Net cash provided by financing activities in the three months ended March 31, 2007 and 2006 was approximately $2.2 million and $5.8 million, respectively. In the first quarter of 2007, cash was provided by the gross proceeds of approximately $2.3 million that we received from the sale of 2,190,476 of our common shares in February 2007. The funds from this financing were used to fund our operations for the first quarter of 2007. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares in mid-January 2006, at a purchase price of $2.62 per share, and approximately $1.1 million that we received from the sale of 500,000 shares sold on March 17, 2006, at a purchase price of $2.18 per share. We borrowed an additional approximately $1.4 million on our lines of credit with South Korean banks during the first quarter of 2006, which was repaid early in the second quarter of 2006.

On April 26, 2007, we entered into an Equity Credit Agreement (the “Equity Credit Agreement”) with six institutional investors (“Investors”) that participated in the November 2006 and February 2007 financings, under which we may elect to sell and the Investors are required to purchase from time to time our common shares having an aggregate market value of $15,400,000 over a period of eighteen months. The first $3,700,000 in common shares sold by us pursuant to the Equity Credit Agreement will be priced at 100% of the closing bid price on the date of sale. The balance of the common shares may be sold under the Equity Credit Agreement only after the approval of our stockholders, and will be priced at 95% of the closing bid price on the date of sale. We expect to meet our immediate cash needs and fund our immediate working capital requirements with the Equity Credit Agreement, cash payments from our customers; the exercises of stock options and warrants; and additional sales of our common shares.

In connection with the Equity Credit Agreement, we also entered into a Waiver, Rescission and Settlement Agreement effective as of April 24, 2007 (the “Settlement Agreement”) with the Investors under which the Investors (i) released disputed claims under the Securities Purchase Agreement and Registration Rights Agreement dated November 28, 2006 (the “November 2006 Financing”), the Securities Purchase Agreement and Registration Rights Agreement dated February 26, 2007 (the “February 2007 Financing”), and a Waiver dated February 26, 2007 (the “February 2007 Waiver”); (ii) returned for cancellation warrants to purchase 4,800,000 common shares that were issued in the November 2006 Financing; (iii) cancelled the future financings restriction under which we could not sell common shares less than $1.30 per share without the Investors’ consent, and (iv) entered into an Escrow Agreement pursuant to which we will issue in escrow, from time to time, an unspecified number of common shares, and the Investors will deliver to escrow 4,002,307 common shares previously issued pursuant to the November 2006 Financing and the February 2007 Financing. Under the terms of the Settlement Agreement, the Investors’ shares and shares we contribute to the escrow account will be periodically removed from escrow and sold, with the sales proceeds provided to the Investors until they receive a total of $4,354,387.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006

Revenue.  We recognized revenue of approximately $46,000 and $86,000 during the quarter ended March 31, 2007 and 2006, respectively. Revenue in both periods was derived primarily from sales of LCoS Sets to LG Electronics.

The following table summarizes our sales revenue by product for the first quarter 2007 and 2006.

	Three months ended March 31,
	2007	2006
LCoS (T-3) sets	100%	85%
Other (primarily supporting electronics)	-	15%
Total	100%	100%

Revenue from one customer, LG Electronics (LGE), accounted for 96% and 82% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. In March 2007, we were orally informed by LGE of their intent to discontinue production of RPTVs (both LCoS and DLP). The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost expected revenue in a timely manner could harm our sales or results of operations.

Gross Margin. Gross margin was reduced from approximately negative $1,463,000 during the first quarter of 2006 to negative gross margin of approximately $702,000 during the first quarter 2007. The first quarter of both periods includes the costs to operate our South Korean manufacturing facility. We have reduced staffing in our South Korean manufacturing facility during the first quarter 2007 in light of significantly reduced sales and our expectations of reduced future sales in the near-term. Additionally, cost of revenue during the first quarter of 2006 includes a reserve of approximately $413,000, which was recorded to reserve the remaining value of our T-1 LCoS Set inventory as well as a percentage of our light engine inventory. We believe there are still opportunities to sell both products, but we have shifted our focus to the manufacture and sale of our T-3 LCoS Set products. We are not currently manufacturing either the T-1 LCoS Set or the light engine products and had no sales of either of these products during 2007.

Selling, general and administrative costs. Cash-based selling, general and administrative costs were approximately $985,000 and $1,971,000 during the three months ended March 31, 2007 and 2006, respectively, a decrease of $986,000 or 50%. Salaries, wages and other payroll related expenses decreased approximately $336,000 and included an aggregate reduction in headcount of nine individuals including our former Executive Vice President of Strategic Planning, our former Senior Vice President, Marketing and Sales and our former Assistant Vice President, Legal Counsel. Legal expenses decreased approximately $155,000. While both periods included legal expenses associated with the routine review of our registration statements on Form S-3 and involvement with the ongoing SEC investigation, these expenses were more concentrated during the first quarter of 2006. Accounting and consulting expenses declined by approximately $181,000 due to slightly reduced fees associated with compliance with the Sarbanes-Oxley Act of 2002 and timing differences. Shipping expenses declined by approximately $97,000. The higher shipping costs during the first quarter of 2006 related to moving equipment and supplies from our California facility to our South Korean facility in conjunction with the final transition to locate all our manufacturing in our South Korean facility. The remaining reduction in costs between periods is primarily due to our cost reduction measures due to financial constraints during the first quarter 2007.

Stock-based compensation included in selling, general and administrative costs. Stock-based compensation was approximately $277,000 and $669,000 in the three months ended March 31, 2007 and 2006, respectively.

Impairment loss. We have recorded an asset impairment loss of $1,429,925 related to our building in South Korea for the quarter ended March 31, 2007, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based upon the estimated fair value of the building. On March 9, 2007, we received notification from LGE of their intent to discontinue the production of rear RPTVs. We deemed the loss of LGE as a customer a significant change in circumstances which indicated the need for an impairment analysis, based on undiscounted cash flows. While we believe that we will find other customers for our products, we do not currently have existing customers to support estimated cash flows to achieve the recoverability of the asset and our forecast of future revenues, at this point, is speculative. Further, we receive a 100% land lease payment exemption because the facility is located on land designated a “free economic zone” by the South Korean national government and the South Korean government has certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our “high technology” certification. If we were to lose the lease, we might be required to donate the building to the South Korean government.

The fair value of the building and equipment were estimated based on a preliminary appraisal which took into account the building’s overall structure, used materials, and current condition. The equipment was appraised considering such items as structure, standard, form, capacity, and acquisition cost. Based upon this appraisal, the building’s fair value was less than the net book value whereas the equipment was valued at greater than the net book value.

As a result, the carrying value of the building at March 31, 2007 has been reduced by $1,429,925 with a corresponding charge to impairment loss on the condensed consolidated statement of operations.

Research and development costs. Research and development costs were approximately $294,000 and $242,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $52,000 or 21% as a result of increased spending related to our earlier-mentioned agreements with Deocom, Foreal and the Joint Development Agreement with SI Infocommand SCRAM Technologies.

Interest expense. Interest expense for the three months ended March 31, 2007 increased approximately $4,000 from $283,000 during first quarter 2006 to $287,000 for the first quarter 2007.

Non-cash interest expense.  Non-cash interest expense was approximately $1,889,000 and $1,013,000 for the three months ended March 31, 2007 and 2006, respectively. Non-cash interest expense includes expense associated with the amortization of the beneficial conversion price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, Principal Financial and Accounting Officer and a Director. The beneficial conversion interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price. Also included in non-cash interest expense is the amortization of note discounts and note financing costs of the Senior Secured Convertible Notes. The first quarter of 2007 includes approximately $1.3 million of expense associated with obtaining waivers for certain contractual provisions from our September and November 2006 investors. Partially offsetting this increase is a decrease in liquidated damages between periods. Liquidated damages accrued during 2006 related to our October and January 2006 financings whereas liquidated damages during the first quarter of 2007 related to our September 2006 and February 2007 financings.

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

We estimated the fair value of options granted using the Black-Scholes option pricing model and the assumptions shown in Note 4, Stock-Based Compensation, to our condensed consolidated financial statements. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. We estimate the expected life of options granted based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. As required under SFAS 123R, we review our valuation assumptions at each grant date and, as a result, are likely to periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are not well established. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods. See Note 4-“Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

Research and Development - Research and development costs, including the costs of prototype and pre-production LCoS Sets, pre-production display units, and other pre-production activities at our South Korean manufacturing facility are charged to expense when incurred.

Income tax assets and liabilities - In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use foreign tax credit carryforwards, final U.S. and foreign tax settlements, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. Due to our lack of profitable operating history, potential limitations on usage of operating losses and general uncertainty, we provided for a 100% valuation allowance against our deferred tax assets. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Changes to our income tax provision or the valuation of the deferred tax assets and liabilities may affect our annual effective income tax rate.

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

Considerable management judgment is required in determining if and when a condition would trigger an impairment assessment of our long-lived assets and once such a determination has been made, considerable management judgment is required to determine the fair market value of the long-lived asset. In determining the fair value of the asset, we consider the associated net present value of estimated future cash flows and/ or independently performed appraisals. Such estimated future cash flows are based on assumptions about our expected future operating performance. Our estimates of future cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions or changes to our business operations. Impairments are recognized in operating results to the extent that the carrying value exceeds this calculated fair value of the long-lived assets.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash accounts and our lines of credit in South Korea. We invest excess cash and cash equivalents in a checking account or money market account with reputable banks both in the United States and South Korea. Our cash accounts in the United States are not FDIC or otherwise insured, to the extent that the accounts exceed $100,000; and our cash accounts in South Korea are not insured. As of March 31, 2007, our cash and cash equivalents totaled approximately $55,000. Short term debt under our South Korean lines of credit totaled approximately $671,000 at March 31, 2007.

Foreign Currency Risk. We are exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiary into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiary's financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income or loss. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. When appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We may use hedging programs in the future and may use currency forward contracts, currency options and/ or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of March 31, 2007, we had no hedging contracts. During the first three months of 2007, the foreign currency transaction gains, realized and unrealized, were not material.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2007, management of our Company, under the supervision of our principal executive and financial officer (CEO), evaluated (the “Controls Evaluation”) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Disclosure Controls”), and our "internal controls and procedures for financial reporting" (“Internal Controls”).

Limitations on the Effectiveness of Controls. Our CEO does not expect that our Disclosure Controls or our Internal Control will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have only had limited revenue derived from the sale of our microdisplay products in the current reporting period and since we commenced operations. While the Controls Evaluation has accounted for such limited sales and revenue, new or additional controls may be required once we begin selling our microdisplay products in increased volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate (e.g., when we commence to sell our products in increased volume in the ordinary course of business) because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion regarding the Effectiveness of Disclosure Controls. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s CEO, to allow timely decisions regarding required disclosure. Based on his evaluation, as described in Item 9A “Controls and Procedures” in our Annual report on Form 10-K filed with the SEC on March 16, 2007, the CEO has concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Changes in Internal Controls

There have been no significant changes in the Company’s Internal Control that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Control.

PART II.  OTHER INFORMATION

ITEM 1  Legal Proceedings

Don Sun, our former Chief Executive Officer, has filed a claim against the Company alleging the Company terminated his employment in violation of the Sarbanes-Oxley Whistleblower laws and the Corporate and Criminal Fraud Accountability Act of 2002 and is seeking damages of at least $250,000 plus a years worth of benefits. We do not believe that his assertions have merit but cannot predict the ultimate outcome of any potential litigation. We intend to vigorously defend this claim.

On March 28, 2007, Portside Growth and Opportunity Fund, holders of $4,500,000 of the Senior Secured Convertible Notes, filed suit against the Company and certain named directors and officers, in the Supreme Court of the State of New York, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans made by them to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. We intend to vigorously defend this claim.

We have received notice of an investigation by the SEC into the circumstances related to our filing of an unauthorized consent by BDO Seidman, LLP in connection with certain registration statements and transactions in our common shares by Mr. Robert Olins, our former Chief Executive Officer and a former Director and an entity he controls. No legal proceeding has been commenced against us and we are cooperating with the SEC in their investigation.

We are a party to other routine claims and lawsuits from time to time in the ordinary course of business. While the outcome of such ordinary course proceedings cannot be predicted with certainty, we believe that the resolution of any such matters individually or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A Business Risks and Uncertainties

The following risk factors are in addition to the risks disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2007, to which you are directed for additional risks associated with our business.

Certain of the holders of the Senior Secured Convertible Notes issued by us in November 2004 have made claims of default.

On March 28, 2007, Portside Growth & Opportunity Fund, holders of $4,500,000 of the Senior Secured Convertible Notes, filed suit against the Company and certain named directors and officers, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans made by them to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. In the event that this claim is determined adversely to the Company, we may be obligated to repay $10,000,000 in principal amount of our outstanding Senior Secured Convertible Notes, together with accrued interest at 12% per annum, a premium of $1,500,000 and liquidated damages in the amount of $683,000. We do not presently have available cash reserves to fund the potential liability and an adverse outcome in this matter would materially and adversely affect our financial condition and ability to continue as a going concern.

We are the subject of an investigation by the staff of the SEC regarding the circumstances surrounding our filing of certain consents of BDO Seidman, LLP without requisite authorization and transactions in our securities by our former Chief Executive Officer.

We have been advised by the Staff of the SEC that the Staff is conducting an investigation into the circumstances relating to our unauthorized filing of a consent by BDO Seidman, LLC as an exhibit to a registration statement and into certain transactions in our securities by Mr. Olins and an entity he controls. We have been cooperating with the Staff with respect to this matter but cannot predict whether the Staff may recommend that sanctions be imposed against us. In the event that the Staff seeks to impose sanctions against us in they could be in the form of an injunction against violations of the securities laws and fines and penalties, which could be material and adversely affect our financial condition.

Future offerings of our common shares, or securities convertible into or exercisable for our common shares, could cause the market price of our common shares to decrease significantly, even if our business operations are performing well.

We have entered into an Equity Credit Agreement providing for the sale from time to time of our common shares having an aggregate value of $15,400,000 and a Waiver, Rescission and Settlement Agreement providing for the issuance from time to time of our common shares having an aggregate value of up to $4,354,387. In addition, we could issue an unspecified number of additional common shares under our current “Shelf” Registration Statement (Registration Number 333-137100). Sales of these shares into the public market, or the perception that future sales of these shares could occur, might adversely affect the prevailing market price of our common shares in the near future. Furthermore, market perceptions regarding the likelihood that we will be required to issue and sell additional common shares in the near future to fund our ongoing operations, thereby diluting the ownership interests of current owners of our common shares, could have a material adverse effect on the market price of our common shares.

Our ability to fund under the Equity Credit Agreement is dependent upon the number of shares authorized by the Shareholders and the market price of the stock.

We could issue up to 71,435,407 additional shares of common stock under our Equity Credit Agreement, based on the price of our common stock on May 8, 2007 or $0.22 per share. As of May 8, 2007, we have 100,000,000 common shares authorized, of which 33,526,948 are available for issuance (after taking into account reserves for options, warrants and convertible debt). In the event that the Shareholders of our common stock do not approve an increase in the number of authorized shares at our Annual Shareholders’ Meeting, or the stock price of our common shares decreases significantly, we may not be able to sell additional common shares under the Equity Credit Agreement in excess of those shares already authorized. This could have a material adverse effect on our financial condition and ability to continue as a going concern.

Our common shares may be removed from trading on the NASDAQ Stock Market, may become subject to the rules applicable to “penny stocks” and may otherwise become illiquid.

On April 20, 2007, we received a notice from the NASDAQ Stock Market that we do not meet the requirements for continued listing on the NASDAQ Stock Market under Marketplace Rule 4310(c)(2) because the closing bid price for our common shares was less than the minimum of $1.00 per share for 30 consecutive trading days. Unless the closing bid price for our common shares exceeds $1.00 per share for 10 consecutive trading days prior to October 17, 2007, the staff of the NASDAQ may notify us that the common stock will be delisted from the NASDAQ Capital Market.  On April 27, 2007 we received a NASDAQ Staff Determination that we do not meet the requirements for continued listing upon the NASDAQ Capital Market under Marketplace Rule 4310(c)(4) because the aggregate market value of our publicly held common shares was below $35,000,000 for 10 consecutive trading days, and was not corrected within the 30 day cure period. Although we are appealing the delisting of our common shares and expect that they will continue to be listed on the NASDAQ pending the results of that appeal, we cannot predict whether our common shares will trade on the NASDAQ Capital Market in the future. The liquidity of our common shares will be adversely affected if they are delisted from the NASDAQ Stock Market. In addition, if our common shares are delisted from the NASDAQ Capital Market, sales of our common shares may be subject to additional limitations applicable to “penny stocks” which will make it more difficult and expensive to purchase and sell our common shares.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

Holders of $9,000,000 in principal amount of our Senior Secured Convertible Notes have alleged that we have defaulted in the payment of the installment of interest due November 30, 2005. In addition, one of these holders, who holds $4,500,000 principal amount of the Senior Secured Convertible Notes, has alleged that we have defaulted in our failure to maintain the effectiveness of the registration statement on Form S-3 pertaining to the Senior Secured Convertible Notes in such manner as to permit such holder to sell its shares pursuant to that registration statement and that we have defaulted under the terms of the Senior Secured Convertible Notes by entering into certain types of debt financing transactions. As a consequence of these alleged defaults, these holders have demanded the immediate redemption of the principal amount of their Senior Secured Convertible Notes plus payment of a redemption premium of $675,000 to each of them.

ITEM 4 Submission of Matters to a Vote of Security Holders

None.

ITEM 5 Other Information

None.

ITEM 6 Exhibits and Reports on Form 8-K

4.1	Restated Certificate of Incorporation*

4.2	Certificate of Amendment of Certificate of Incorporation of SpatiaLight, Inc.*

4.3	Bylaws*

10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*

10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*

10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004†

10.4	SpatiaLight 2006 Incentive Plan*

10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*

10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*

10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*

10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*

10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*

10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*

10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*

10.12	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated November 28, 2006*

10.13	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchaser dated November 28, 2006*

10.14	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated February 23, 2007*

10.15	Waiver between SpatiaLight and certain investors dated February 23, 2007*

10.16	Equity Credit Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*

10.17	Waiver, Rescission and Settlement Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*

10.18	Escrow Agreement between SpatiaLight, Inc., certain Investors, and McLaughlin & Stern LLP as escrow agent dated April 24, 2007*

31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala

32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 10, 2007 SpatiaLight, Inc.

By:	/s/ David F. Hakala
David F. Hakala Acting Chief Executive Officer, Chief Operating Officer, Principal Financial and Accounting Officer

EXHIBIT INDEX

4.1	Restated Certificate of Incorporation*

4.2	Certificate of Amendment of Certificate of Incorporation of SpatiaLight, Inc.*

4.3	Bylaws*

10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*

10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*

10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004†

10.4	SpatiaLight 2006 Incentive Plan*

10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*

10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*

10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*

10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*

10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*

10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*

10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*

10.12	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated November 28, 2006*

10.13	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchaser dated November 28, 2006*

10.14	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated February 23, 2007*

10.15	Waiver between SpatiaLight and certain investors dated February 23, 2007*

10.16	Equity Credit Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*

10.17	Waiver, Rescission and Settlement Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*

10.18	Escrow Agreement between SpatiaLight, Inc., certain Investors, and McLaughlin & Stern LLP as escrow agent dated April 24, 2007*

31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala

32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

†Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.