Form 10-Q
period 2007-06-30
SPATIALIGHT INC
filed 2007-08-09
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________  to ____________

Commission File Number 000-19828

SpatiaLight, Inc.
(Exact name of registrant as specified in its charter)

New York	16-1363082
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Five Hamilton Landing, Suite 100, Novato, California 94949
(Address of principal executive offices, zip code)

(415) 883-1693
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                Accelerated filer ☑                                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 7, 2007, there were 97,388,513 common shares of the registrant’s common stock, per value $0.01 per share, issued and outstanding.

SPATIALIGHT, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)	(Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$202,408	$220,256
Accounts receivable, net of $0 allowance for doubtful accounts as of June 30, 2007 and December 31, 2006, respectively	-	52,238
Inventory, net	279,652	423,075
Prepaids and other current assets	443,714	307,428
Total current assets	925,774	1,002,997

Property, plant and equipment, net	4,889,070	6,635,851
Other assets	77,440	37,121

Total assets	$5,892,284	$7,675,969

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Senior secured convertible notes	$9,818,073	$9,596,086
Unsecured short term loans	632,940	591,070
Settlement liability	837,710	-
Accounts payable	2,481,599	1,916,249
Accrued expenses and other current liabilities	2,868,659	1,793,232
Total current liabilities	16,638,981	13,896,637

Related party convertible notes	1,188,000	1,188,000

Total liabilities	17,826,981	15,084,637

Commitments and contingencies

Stockholders' deficit:
Common stock, $.01 par value:
100,000,000 shares authorized; 87,065,095 and 44,482,616 shares issued; 83,062,788 and 44,482,616 shares outstanding at June 30, 2007 and December 31, 2006, respectively	870,651	444,826
Additional paid-in capital	103,209,024	94,756,700
Treasury stock, at cost, 4,002,307 shares, at June 30, 2007	(1,640,946)	-
Prepaid non-cash interest to related party	(1,735,699)	(2,314,266)
Other comprehensive income	323,906	336,975
Accumulated deficit	(112,961,633)	(100,632,903)
Total stockholders' deficit	(11,934,697)	(7,408,668)

Total liabilities and stockholders' deficit	$5,892,284	$7,675,969

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenue	$3,395	$59,148	$49,843	$144,842
Cost of revenue and manufacturing expenses	564,477	1,602,014	1,312,682	3,150,344
Gross margin	(561,082)	(1,542,866)	(1,262,839)	(3,005,502)

Operating expenses:
Selling, general and administrative expenses (including stock-based compensation of $185,766 and $976,156 for the three month periods ended June 30, 2007 and 2006, respectively, and $462,753 and $1,644,933 for the six month periods ended June 30, 2007 and 2006, respectively)	1,616,655	2,894,372	2,878,484	5,534,466
Research and development expenses	405,389	411,175	699,491	653,246
Impairment loss	-	-	1,429,925	-

Total operating expenses	2,022,044	3,305,547	5,007,900	6,187,712

Operating loss	(2,583,126)	(4,848,413)	(6,270,739)	(9,193,214)

Other income (expense):
Interest expense:
Interest expense	(304,591)	(31,984)	(592,000)	(314,972)
Non-cash interest expense	(3,637,460)	(473,729)	(5,526,775)	(1,486,500)
Total interest expense	(3,942,051)	(505,713)	(6,118,775)	(1,801,472)

Gain from revaluation of warrants	-	34,111	-	21,693
Foreign currency translation gain	81,672	7,780	42,055	12,353
Interest and other income	230	7,654	20,529	24,190

Total other income (expenses)	(3,860,149)	(456,168)	(6,056,191)	(1,743,236)

Loss before income tax expense	(6,443,275)	(5,304,581)	(12,326,930)	(10,936,450)

Income tax expense	-	-	1,800	800

Net loss	$(6,443,275)	$(5,304,581)	$(12,328,730)	$(10,937,250)

Net loss per share - basic and diluted	$(0.11)	$(0.13)	$(0.24)	$(0.28)

Weighted average shares used in computing net loss per share- basic and diluted	57,397,371	40,122,993	51,639,282	39,356,858

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
SIX MONTHS ENDED JUNE 30, 2007

						PREPAID NONCASH		OTHER	TOTAL
			ADDITIONAL			INTEREST TO		COMPRE-	STOCK
	COMMON STOCK		PAID-IN	TREASURY STOCK		RELATED	ACCUMULATED	HENSIVE	HOLDERS'
	SHARES	AMOUNT	CAPITAL	SHARES	AMOUNT	PARTY	DEFICIT	INCOME	DEFICIT
Balance, January 1, 2007	44,482,616	$444,826	$94,756,700	-	$-	$(2,314,266)	$(100,632,903)	$336,975	$(7,408,668)
Stock-based compensation expense	-	-	462,753	-	-	-	-	-	462,753
Issuance of common shares, net of issuance costs of $223,196	2,190,476	21,904	2,054,900	-	-	-	-	-	2,076,804

Issuance of common shares under the April 2007 Equity Credit Agreement	16,711,495	167,116	1,933,094	-	-	-	-	-	2,100,210
Issuance of common shares for waivers of certain contractual rights by September and November 2006 investors	1,100,000	11,000	1,320,000	-	-	-	-	-	1,331,000

Return of common shares and warrants under the Settlement Agreement	-	-	(602,055)	4,002,307	(1,640,946)	-	-	-	(2,243,001)
Issuance and sale of common shares from Escrow under the Settlement Agreement	22,580,508	225,805	3,283,632	-	-	-	-	-	3,509,437
Amortization of pre-paid interest	-	-	-	-	-	578,567	-	-	578,567
Comprehensive loss:
Net loss	-	-	-	-	-	-	(12,328,730)	-	(12,328,730)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(13,069)	(13,069)
Total comprehensive loss	-	-	-	-	-	-	(12,328,730)	(13,069)	(12,341,799)
Balance, June 30, 2007	87,065,095	$870,651	$103,209,024	4,002,307	$(1,640,946)	$(1,735,699)	$(112,961,633)	$323,906	$(11,934,697)

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(12,328,730)	$(10,937,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve adjustment	92,716	386,329
Impairment loss	1,429,925	-
Depreciation and amortization	364,595	441,448
Stock-based compensation expense	462,753	1,644,993
Non-cash interest expense	5,526,775	1,486,500
Gain from revaluation of warrants	-	(21,693)
Non-cash foreign currency translation gain	(42,055)	(12,353)
Loss on sale of fixed assets	-	1,975
Changes in operating assets and liabilities:
Accounts receivable	51,238	79,031
Inventory	50,706	(58,552)
Prepaids and other current assets	53,638	(139,930)
Other assets	(40,320)	25,203
Accounts payable	565,351	(481,970)
Accrued expenses and other current liabilities	(404,572)	(145,850)

Net cash used in operating activities	(4,217,980)	(7,732,119)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,617)	(320,947)
Proceeds from sale of property, plant and equipment	-	6,000

Net cash used in investing activities	(10,617)	(314,947)

Cash flows from financing actitivies:
Proceeds from issuance of short-term notes	1,116,237	5,876,330
Payment on short-term notes	(1,083,463)	(5,897,573)
Proceeds from the sale of common shares and warrants, net of issuance costs	4,177,014	8,451,175
Proceeds from exercise of warrants and options	-	40,245

Net cash provided by financing activities	4,209,788	8,470,177

Net increase (decrease) in cash and cash equivalents	(18,809)	423,111

Effect of exchange rate changes on cash	961	736

Cash and cash equivalents at beginning of period	220,256	42,565
Cash and cash equivalents at end of period	$202,408	$466,412

Non-cash financing activities:
Shares issued for interest and liquidated damages	$1,331,000	$700,960
Shares issued for the Settlement Agreement	$3,509,437	$-

Supplemental disclosure of cash flow information:

Income taxes paid during the period	$1,800	$800
Interest paid during the period	$534,820	$283,942

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Business Description

SpatiaLight, Inc. is a New York corporation formed in 1989. We conduct operations through our two wholly-owned subsidiaries, SpatiaLight Technologies, Inc. and SpatiaLight Korea, Inc. As used in this Form 10-Q, terms such as the “Company,” “we,” “ours,” and similar terms refer to SpatiaLight, Inc. and its wholly-owned subsidiaries, unless otherwise noted.

We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. We are currently focused on manufacturing our core product, the T-3 LCoS Set, which has a 1920 pixels by 1080 pixels configuration for sale to our current and prospective customers, located primarily in Asia. Our previously manufactured T-1 LCoS Set has a lower resolution of 1280 pixels by 960 pixels configuration. We are focusing on manufacturing the T-3 LCoS Sets rather than the T-1 LCoS Sets because we believe that the demand for the higher resolution product will be significantly greater. Our current and prospective customers include manufacturers of near-to-eye display systems such as head mounted displays (“HMDs”), and small projection displays (microprojectors or nanoprojectors), targeted for use with mobile electronics projects, in addition to front and rear projection based televisions and monitors.

Note 2.  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of SpatiaLight, Inc. and its wholly-owned subsidiaries, SpatiaLight Technologies, Inc. and SpatiaLight Korea, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In our management’s opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our 2006 Annual Report on Form 10-K filed with the SEC on March 16, 2007, which contains our audited consolidated financial statements, related financial notes and Management’s Discussion and Analysis, for the year ended December 31, 2006. The interim results for the six month period ended June 30, 2007 are not necessarily indicative of results for the full fiscal year or any future interim period. The accompanying consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but does not include all disclosures required by U.S. generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. As reported in our 2006 Annual Report on Form 10-K, we have suffered recurring operating losses and negative cash flows from operations. We have continued to suffer operating losses for the six month period ended June 30, 2007. While we plan on raising additional capital, no assurance can be given that we will be able to raise sufficient funds to continue our operations and meet our capital and liquidity requirements. If we do not receive additional funds, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Additionally, as more fully described in Note 7, our Senior Secured Convertible Notes, maturing in November 2007, are held by four noteholders. On June 15, 2007, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received redemption notices from holders of $9,000,000 in original principal amount of Senior Secured Convertible Notes and have accrued $1,500,000 in redemption premiums as of June 30, 2007. We do not presently have a source of funds with which to redeem the Senior Secured Convertible Notes and may be required to seek protection under applicable bankruptcy laws if such redemption is required by the noteholders. We also have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007. As a result of our failure to redeem the Senior Secured Convertible Notes within five days after receipt of the redemption notice, the noteholders may withdraw any part of the redemption notice and elect to convert the withdrawn amount at a new conversion rate equal to the lowest weighted price of the common shares between June 15, 2007 and the date of withdrawal. In early July 2007, Portside withdrew its redemption notice with respect to $100,000 and Smithfield withdrew its redemption notice with respect to $50,000. We have received a notice of conversion from each noteholder to convert the withdrawn amount at a conversion rate of $0.0505 per common share but do not presently have sufficient authorized common shares to convert the withdrawn amount. We have filed an amendment to our Certificate of Incorporation to effect a 50:1 reverse split of our existing common shares and provide additional authorized shares. The additional shares will be available for issuance when the reverse split is effective and we intend to convert the withdrawn amount at that time.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During 2006, a substantial percentage of our T-3 LCoS Set sales were made to LG Electronics (“LGE”). In March 2007, LGE informed us that it intended to discontinue production of rear projection televisions (“RPTVs”) and failed to fulfill the remaining portion of our supply agreement for the T-3 LCoS Sets. We do not expect significant future sales to LGE and are engaged in settlement negotiations relating to the failure to fulfill our supply agreement. We intend to replace the anticipated revenues from LGE with revenues from sales of our T-3 LCoS Sets to other customers, as well as sales of products to manufacturers of HMDs and microprojectors. Due to the development and start-up time periods required, however, we do not anticipate significant revenue until at least the last quarter of 2007.

We are subject to investigations by the United States Securities and Exchange Commission (“SEC”) relating to the unauthorized filing of consents of our former auditor, BDO Seidman, LLP, as an exhibit to certain registration statements and our issuance of securities without legend or restrictions to Argyle Capital Management Corporation, a firm controlled by our former Chief Executive Officer for payment of interest on the Argyle Notes, specifically focusing on our prepayment of interest in late 2004 and early 2005. We received a Wells Notice dated May 25, 2007 from the SEC and have been advised that they intend to pursue civil enforcement actions against us in connection with these investigations and we may be subject to penalties and claims by our stockholders. These matters are discussed in further detail in Note 13.

These matters raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the amounts recorded as assets shown in the accompanying consolidated balance sheet is dependent upon our continued operations. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the amounts recorded as assets or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3.  Liquidity

From inception through June 30, 2007, we have sustained recurring net losses from operations totaling approximately $113 million and at June 30, 2007, had total stockholders’ deficit of approximately $11.9 million and working capital deficiency of approximately $15.7 million. During the six months ended June 30, 2007, our net cash decreased approximately $18,000. In the first quarter of 2007, cash was primarily provided by the gross proceeds of approximately $2.3 million that we received from the sale of 2,190,476 of our common shares in February 2007. During the second quarter of 2007, cash was primarily provided by the gross proceeds of approximately $2.1 million that we received from the sale of 16,711,495 of our common shares under an Equity Credit Agreement with certain institutional investors (the “Equity Credit Agreement”) that we entered into effective April 24, 2007, as further described in Note 8. The proceeds from these financings were used to fund our operations for the first half of 2007. We recognized net losses for the six months ended June 30, 2007 of approximately $12 million. We believe that our cash resources, including draws on the Equity Credit Agreement, will be sufficient to fund our operations and meet our capital and liquidity requirements through November 30, 2007.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4.               Stock-Based Compensation

We have stock compensation plans for employees and directors which are described in more detail in Note 6 to our consolidated financial statements in our 2006 Annual Report on Form 10-K. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation, including stock options, in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the grant or, in the case of options granted with a market condition, we use a lattice model to calculate a derived service period. All of our stock-based compensation is accounted for as an equity instrument. Equity instruments issued to non-employees are recorded at their fair market value as determined in accordance with SFAS 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF 96-18”).

Under the provisions of SFAS 123R and EITF 96-18, we recorded $185,766 and $976,156, or $0.003 and $0.02 per share, of stock-based compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our condensed consolidated statement of operations for the three month periods ended June 30, 2007 and 2006, respectively, and $462,753 and $1,644,933, or $0.01 and $0.04 per share for the six month periods ended June 30, 2007 and 2006, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

	Three and six months ended June 30,
	2007	2006

Dividend yield	-	-
Expected volatility	86 - 89%	92.80%
Risk-free interest rate	4.51 - 5.10%	4.60%
Expected lives (in years)	5.21 to 5.75	5.21 to 5.46

The dividend yield of zero is based on the fact that we have never paid cash dividends, have no present intention to pay cash dividends, and are prohibited from paying dividends under the terms of the Senior Secured Convertible Notes issued in November 2004. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate in effect during the period at the time of the grant. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Our currently unvested options generally vest over two years from the date of grant. Our options generally have a 10-year contractual term. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for 2007 and 2006 were $0.88 and $1.97, respectively. As required by SFAS 123R, we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees - directors, senior management and all other employees - based on historical experience. Estimated forfeitures are adjusted to actual forfeitures as necessary.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of options under our stock option plans as of December 31, 2006 and changes during the six months ended June 30, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at June 30, 2007
Outstanding December 31, 2006	5,719,894	$3.15	5.80
Options granted under the plans	987,000	$1.20
Options exercised	-
Options forfeited or expired	(377,500)	$3.79

Outstanding June 30, 2007	6,329,394	$2.81	5.89	$-

Options vested and exercisable
at June 30, 2007	5,652,394	$2.99	5.44	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock at June 30, 2007, $0.084 per share, exceeded the exercise price of the options, for those options for which the quoted market price was in excess of the exercise price (such options are referred to as “in-the-money-options”). As shown above, all of our options are priced above the quoted market price, and therefore have no intrinsic value at June 30, 2007. No options were exercised during the six months ended June 30, 2007. The aggregated intrinsic value of options exercised on the dates the options were exercised was $112,865 for the six month period ended June 30, 2006.

As of June 30, 2007, the estimated compensation cost of outstanding options that had not yet vested was approximately $461,468. This cost is expected to be recognized through February 2009. We recorded no income tax benefits for stock-based compensation expense arrangements for the six months ended June 30, 2007, as we have cumulative operating losses, for which a full valuation allowance has been established.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5.  Per Share Information

Basic net loss per share is computed by dividing our net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The table below reflects potentially dilutive securities which were excluded from the computation of diluted net loss per share for the six months ended June 30, 2007 and 2006 because the effect of their assumed exercise or conversion would be antidilutive.

	As of June 30,
	2007		2006
	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price

Stock options and warrants	7,165,920	$2.86	6,795,231	$3.45
Convertible notes	3,404,807	$3.29	3,404,807	$3.29
Settlement liability (*)	9,972,738	$0.08	-
Total	20,543,465		10,200,038

* The Settlement liability (see Note 8) of $837,710 at June 30, 2007 is settled in shares, and potentially dilutive shares reflect the number of shares that would be issued in the future to settle the Settlement liability based on the current market price per share at the end of the period.

Note 6.  Property, Plant and Equipment, net

Property, plant and equipment include:

	June 30, 2007	December 31, 2006

Building	$3,330,198	$4,735,027
Other equipment and instruments	1,753,987	2,332,603
Machinery and manufacturing equipment	1,701,399	1,688,943
Office furniture and fixtures	394,303	463,414
Tooling	371,700	371,700
Leasehold improvements	161,394	165,937
Computer hardware and software	288,751	352,825

Total property, plant and equipment	8,001,732	10,110,449
Accumulated depreciation	(3,112,662)	(3,474,598)
Property, plant and equipment, net	$4,889,070	$6,635,851

We recorded an asset impairment loss of $1,429,925 during the quarter ended March 31, 2007, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based on the estimated fair value of our building in South Korea. On March 9, 2007, we received oral notification from LGE of its cancellation of our supply agreement to provide T-3 LCoS Sets. We deemed the loss of LGE as a customer a significant change in circumstances which indicated the need for an impairment analysis, based on undiscounted cash flows relating to our anticipated production of T-3 LCoS Sets. While we believe that we will find other customers for our products, we do not currently have existing customers to support estimated cash flows necessary for the recovery of the recorded asset value. In addition, we have been certified as a “high technology” company, and the facility is located on land designated as a “free economic zone” by the South Korean national government and we receive a 100% land lease payment exemption. Under our agreement with the Gyeongnam provincial government, we could lose our land lease payment exemption if we lose our “high technology” company certification. If we were to lose the lease, we might be required to donate the building to the South Korean government.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of the building and equipment were estimated based on a preliminary appraisal which took into account the building’s overall structure, used materials, and current condition. The equipment was appraised considering such items as structure, standard, form, capacity, and acquisition cost. Based upon this appraisal, the building’s fair value was less than the net book value whereas the equipment was valued at greater than its net book value.

As a result, the carrying value of the building has been reduced by $1,429,925 with a corresponding charge to impairment loss on the condensed consolidated statement of operations.

Note 7.  Short-Term Loans and Notes Payable

Short-Term Loans

Our wholly-owned subsidiary, SpatiaLight Korea, has revolving credit facilities with four separate South Korean banks as detailed below (amounts in thousands, Korean Won, unless otherwise stated):

Bank	Shinhan Bank	Kyongnam Bank	Korea Exchange Bank	Pusan Bank	Total
Interest rate type	Variable (1)	Variable (2)	Fixed (1)	Variable (1)
Interest rate at 6/30/07	16.28%	16.13%	19.00%	19.00%
Maturity date	4/15/2007	10/30/2007	1/10/2007	1/10/2007
Maximum amount of line	139,696	180,000	187,773	78,804	586,273
Amount outstanding at 6/30/07	139,696	180,000	187,773	78,804	586,273
Remaining available	-	-	-	-	-
Approximate US dollar equivalent	$150,816	$194,328	$202,720	$85,076	$632,940

(1)  Past due interest rates apply as loans are past due.
(2)  Yield ratio of annual industrial financial debenture plus 10.0%

Interest under each of the credit facilities is payable monthly. We are required to repay funds on the credit facilities by the maturity dates of each of the respective credit facilities as noted in the table above. We have not repaid the Korean Exchange Bank, the Pusan Bank or the Shinhan Bank the amounts outstanding as of the maturity dates noted above and are in discussions with each of these banks to revise the repayment terms.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Related Party and Senior Secured Convertible Notes outstanding at June 30, 2007 consist of the following:

Argyle Notes:

In 1998, we received $1,188,000 in cash in exchange for notes payable in that amount (the “Argyle Notes”) to Argyle Capital Management Corporation (“Argyle”), a company owned and controlled by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, and a former Director. The Argyle Notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all of our assets, although these notes are subordinated to the Senior Secured Convertible Notes due November 30, 2007 described below. Both principal and interest are convertible into our common shares at $0.50 per share. The maturity date of the Argyle Notes has been extended several times, most recently on November 30, 2004, when the due date was extended until December 31, 2008. The beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the appropriate market price at the time of measurement, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting discount was amortized through non-cash interest in the financial statements, and was completely amortized in June 2005.

In December 2004, we issued 50,000 common shares, and in January 2005, we issued 448,768 common shares, as a prepayment of interest on the Argyle Notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $8.12 on December 21, 2004. As of June 30, 2007, total prepaid interest on the Argyle Notes for the period July 1, 2007 to December 31, 2008 is $1,735,699, which is classified as a deduction from stockholders’ deficit in the accompanying condensed consolidated balance sheets. If Argyle elects to convert the notes prior to December 31, 2008, Argyle will return shares representing unearned interest on the Argyle Notes at the time of the conversion.

Non-cash interest expense includes $542,926 for the six months ended June 30, 2007 and 2006 resulting from the beneficial conversion price of interest, which is convertible into common shares at $0.50 per share. This non-cash interest was computed as the excess of the market price of the shares issued for the interest over the calculated amount of interest due for the period.

At June 30, 2007, the carrying value of the Argyle Notes totaled $1,188,000 representing the unpaid principal balance.

November 2004 Financing:

On November 30, 2004, we completed a non-brokered private placement (the “November 2004 Financing”) of $10 million of senior secured convertible notes (the “Senior Secured Convertible Notes”). The Senior Secured Convertible Notes accrue interest at 10% per annum, payable quarterly in cash or our common shares at our option, if certain conditions are met, such as the availability of an effective registration statement pursuant to which resales may be made or the availability of Rule 144(k) for resale of the common shares underlying the Senior Secured Convertible Notes. The value of the shares for the purposes of calculating interest payments is equal to the 10-day trailing average of the volume weighted average prices of our common shares at the end of each quarterly interest period. The Senior Secured Convertible Notes, originally due November 30, 2007, are in default as described further below.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $9.72 per share. The Senior Secured Convertible Notes are senior to the Argyle Notes, based upon an Intercreditor Agreement.  This Intercreditor Agreement precludes us from repaying the Arygle Notes in cash or other property until the holders of our Senior Secured Convertible Notes have been repaid.  The Intercreditor Agreement does not, however, preclude us from paying interest on the Argyle Notes in either cash or shares provided there has not been an event of default under the Senior Secured Convertible Notes, as defined in the agreement.  Under the terms of the Intercreditor Agreement, Argyle maintains its rights to convert the Argyle Notes into common shares under the conversion terms of the Argyle Notes, as described above, at any time.  The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea.  However, the holders of our Senior Secured Convertible Notes have a pledge on SpatiaLight Korea’s shares.  In addition, under the terms of the November 2004 Financing, we are prohibited from using the proceeds from the financing to repay debt or to pay dividends, and we are prohibited from paying dividends while the Senior Secured Convertible Notes are outstanding.

We were required under an amended registration rights agreement, to file and maintain the effectiveness of a registration statement for resale of the shares issuable upon conversion of the Senior Secured Convertible Notes.  We reported in Post Effective Amendment No. 2 to our registration statement on Form S-3 relating to the Senior Secured Convertible Notes (Reg. No. 333-122391), that in late August 2005 we advised the holders of the Senior Secured Convertible Notes that until the matter concerning the filing of an unauthorized consent of our former auditors, BDO Seidman, LLP, is resolved, sales using the prospectus which is the subject of that registration statement may result in potential liability. A holder of $4.5 million of the Senior Secured Convertible Notes, Portside Growth & Opportunity Fund (“Portside”), has claimed that the post-effective amendment resulted in an obligation for the Company to pay each noteholder liquidated damages in cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter, until the matter concerning the consent is resolved. That amount would equal, in the aggregate, $683,000 as of February 14, 2006 (when the post-effective amendment to the registration statement was declared effective).  We do not believe that we are contractually obligated to make this payment and therefore we have not accrued the alleged liquidated damages.  However, should the noteholders pursue their claim for liquidated damages pursuant to the registration rights agreement and prevail on their claim in a court of law, the alleged liquidated damages would immediately become due and payable.

Portside has also claimed additional events of default under the Senior Secured Convertible Notes based on (i) failure to make an interest payment due in November 2005 on a timely basis; (ii) incurrence of prohibited indebtedness to our former officers and/or directors of the Company; (iii) incurrence of prohibited indebtedness by our South Korean subsidiary to certain banks in South Korea; (iv) granting of a security interest by our South Korean subsidiary in certain assets located in South Korea; (v) repayment by us of indebtedness to our officers or directors and by our South Korean subsidiary of indebtedness under bank credit facilities. Smithfield Fiduciary LLC (“Smithfield”), another noteholder that holds $4.5 million of the Senior Secured Convertible Notes, joined in the claim that a default occurred as a result of certain indebtedness incurred and as a result of the failure to make the November 2005 interest payment in a timely fashion. These notices call for us to redeem $9.0 million in the aggregate principal amount of the Senior Secured Convertible Notes and to pay a redemption premium of $675,000 to each of these noteholders. Furthermore, the noteholders claim that the interest rate on the Senior Secured Convertible Notes has increased from 10% per annum to 12% per annum as a result of the claimed defaults.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 28, 2007, Portside filed suit against the Company and certain named directors and officers, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans made by them to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. On June 28, 2007, SpatiaLight and Portside agreed to a Stipulation of Discontinuance, without prejudice, with regard to their respective claims and counterclaims. This Stipulation includes a Standstill Period of 30 days to allow for the opportunity for productive discussions to take place between the parties or their agents prior to either party filing any subsequent claims. To the date of this filing, no further action has been taken by Portside.

On June 15, 2007, as a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received redemption notices from Portside and Smithfield and have not redeemed either Note within the time required by the notice. As a result of our failure to redeem the Senior Secured Convertible Notes within five days after receipt of the redemption notice, the noteholders may withdraw any part of the redemption notice and elect to convert the withdrawn amount at a new conversion rate equal to the lowest weighted price of the common shares between June 15, 2007 and the date of withdrawal. In early July 2007, Portside withdrew its redemption notice with respect to $100,000 and Smithfield withdrew its redemption notice with respect to $50,000. We have received a notice of conversion from each noteholder to convert the withdrawn amount at a conversion rate of $0.0505 per common share but do not presently have sufficient authorized common shares to convert the withdrawn amount. We have filed an amendment to our Certificate of Incorporation to effect a 50:1 reverse split of our existing common shares and provide additional authorized shares. The additional shares will be available for issuance when the reverse split is effective and we intend to convert the withdrawn amount at that time. We have accrued $1,500,000 in redemption premiums as of June 30, 2007 and have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in notes payable for the six months ended June 30, 2007 is as follows:

Debt Principal:	Balance at December 31, 2006	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at June 30, 2007
Argyle note	$1,188,000	$-	$-	$-	$1,188,000
Senior Secured Convertible Notes	10,000,000	-	-	-	10,000,000

Senior Secured Convertible Notes beneficial conversion feature	(47,860)	-	26,100	-	(21,760)
Reimbursement of investor's legal fees	(30,556)	-	16,667	-	(13,889)

Senior Secured Convertible Notes AIR discount	(325,498)	-	179,220	-	(146,278)
Total	$10,784,086	$-	$221,987	$-	$11,006,073

Interest:
Accrued Argyle note 6%	$-	$35,641	$-	$(35,641)	$-
Argyle note beneficial interest	-	542,926	-	(542,926)	-
Senior Secured Convertible Notes 10% (A)	84,353	504,688	(498,630)	-	90,411
Total	$84,353	$1,083,255	$(498,630)	$(578,567)	$90,411

(A)	The interest rate was increased to 12% per annum commencing on June 15, 2007.

The maturity date of the Senior Secured Convertible Notes is November 30, 2007. Additionally, the Notes are in default effective June 15, 2007, as a result of our stock no longer trading on the Nasdaq Capital Market. Consequently, we have classified the net balance of $9,818,073 related to these notes as a current liability in the condensed consolidated balance sheet at June 30, 2007. The $1,188,000 outstanding balance of the Argyle Notes continues to be classified as long-term debt at June 30, 2007 as they are due on December 31, 2008.

Non-cash interest expense is as follows:

	Six months ended June 30,
	2007	2006
Amortization of Senior Secured Convertible Notes	$221,987	$221,987
Senior Secured Convertible Notes 10% interest paid in common stock	-	252,055
Redemption premium on the Senior Secured Convertible Notes	1,500,000	-

Liquidated damages on the October 2005, January 2006, September 2006 and November 2006 financings	302,806	437,817
Beneficial conversion privileges of interest on Argyle note	542,926	542,926

Expense associated with waiver agreements with February 2007 and November 2006 investors settled in stock	1,300,194	-

Loss associated with the Settlement Agreement	1,627,146	-
Amortization of prepaid financing costs	31,716	31,715
Total non-cash interest expense	$5,526,775	$1,486,500

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in notes payable for the three months ended June 30, 2007 is as follows:

Debt Principal:	Balance at March 31, 2007	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at June 30, 2007
Argyle note	$1,188,000	$-	$-	$-	$1,188,000
Senior Secured Convertible Notes	10,000,000	-	-	-	10,000,000
Senior Secured Convertible Notes
beneficial conversion feature	(34,810)	-	13,050	-	(21,760)
Reimbursement of investor's legal fees	(22,223)	-	8,333	-	(13,889)
Senior Secured Convertible Notes
AIR discount	(235,888)	-	89,610	-	(146,278)
Total	$10,895,079	$-	$110,993	$-	$11,006,073

Interest:
Accrued Argyle note 6%	$-	$17,820	$-	$(17,820)	$-
Argyle note beneficial interest	-	271,463	-	(271,463)	-
Senior Secured Convertible Notes 10% (A)	84,932	257,534	(252,055)		90,411
Total	$84,932	$546,817	$(252,055)	$(289,283)	$90,411

(A) The interest rate was increased to 12% per annum commencing on June 15, 2007.

Non-cash interest expense is as follows:

	Three months ended June 30,
	2007	2006
Amortization of discounts on Senior Secured Convertible Notes	$110,993	$110,994
Senior Secured Convertible Notes 10% interest paid in common stock	-	252,055
Redemption premium on the Senior Secured Convertible Notes	1,500,000	-
Liquidated damages on the October 2005, January 2006, September
2006 and November 2006 financings	112,000	(176,640)
Beneficial conversion privileges of interest on Argyle note	271,463	271,463
Loss associated with the Settlement Agreement	1,627,146	-
Amortization of prepaid financing costs	15,858	15,857
Total non-cash interest expense	$3,637,460	$473,729

Note 8.  Issuance of Securities

Exercise of Stock Options and Warrants in the Six Months Ended June 30, 2007

No stock options or warrants were exercised during the three or six months ended June 30, 2007.

Issuance of Shares, Stock Options and Warrants During the Six Months Ended June 30, 2007

During the fourth quarter of 2006, we entered into an agreement to grant options to purchase 950,000 common shares to our former Executive Vice President of Strategic Planning for services under a consulting agreement. The options contain market conditions and were initially valued at $59,529 at date of grant using a binomial model. The estimated value was increased to $176,747 based on a revised assumption as to when the vested options would be exercised. The following assumptions were used for valuing this grant: no dividend yield, expected volatility of 81%, risk free rate of 4.74% and expected lives (derived service period) varying from 47 days to 278 days. This agreement to grant options was cancelled in April 2007. Stock-based compensation expense during the first half of 2007 includes $142,317 associated with this option grant agreement.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 8, 2007, we issued a fully vested option to purchase 25,000 of our common shares to a consultant for compensation for services provided pursuant to a service agreement. A value of $28,490 was assigned to the option using the Black-Scholes pricing model and the following assumptions: stock price $1.35, exercise price $1.35, historical volatility 81%, risk free interest rate 4.77%, dividend yield of zero and a contractual life of 10 years. This amount is included in stock-based compensation expense for the six month period ended June 30, 2007.

On February 23, 2007, when the price of our common stock was $1.31, we sold to five institutional investors that had also participated in the November 2006 financing (“November 2006 Financing”), an aggregate of 2,190,476 of our common shares at a purchase price of $1.05 per share (“February 2007 Financing”). In addition, we issued 600,000 common shares, valued at $786,000, as a fee to obtain a one-time waiver (“February 2007 Waiver”) of contractual prohibitions under the November 2006 Financing against offering shares of our common stock for less than $1.30 per share. We received aggregate proceeds of $2.3 million, before issuance costs, from the sale of these shares, which was used for working capital and other corporate purposes. We made the sale pursuant to our “shelf” registration statement on Form S-3 (File No. 333-137100), which was declared effective by the SEC on February 14, 2007.

On March 6, 2007, we entered into First Amendments amending the Registration Rights Agreements dated September 26, 2006 between the Company and each of Bluegrass Growth Fund, L.P. and Bluegrass Growth Fund, LTD. In exchange for the forgiveness of accrued liquidated damages under the Registration Rights Agreements in the amount of approximately $31,000, the rescission of a contingent obligation to issue 250,000 warrants to purchase common shares, and amending the Registration Rights Agreement filing date, the Company issued to Bluegrass Growth Fund, L.P. and Bluegrass Growth Fund, LTD. an aggregate of 500,000 common shares. The common shares, valued at $545,000, were issued on March 6, 2007, when the price of our common stock was $1.09, and were issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-137100), which was declared effective by the SEC on February 14, 2007.

On April 26, 2007, we entered into an Equity Credit Agreement (the “Equity Credit Agreement”) with six institutional investors (“Investors”) that participated in the November 2006 and February 2007 Financings, under which we may elect to sell and the Investors are required to purchase from time to time our common shares, having an aggregate market value of $15,400,000 over a period of eighteen months. The first $3,700,000 in common shares sold by us pursuant to the Equity Credit Agreement will be priced at 100% of the closing bid price on the date of sale. The balance of the common shares may be sold by us under the Equity Credit Agreement only after the approval of our stockholders, and will be priced at 95% of the closing bid price on the date of sale. On July 13, 2007, our stockholders approved the sale of the additional shares. As of June 30, 2007 we have elected to sell and the Investors have purchased 16,711,495 common shares with a value of $2,100,210 under this Equity Credit Agreement.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the Equity Credit Agreement, we also entered into a Waiver, Rescission and Settlement Agreement effective as of April 24, 2007 (the “Settlement Agreement”) with the Investors under which the Investors (i) released disputed claims under the November 2006 Financing Securities Purchase Agreement and Registration Rights Agreement, the February 2007 Financing Securities Purchase Agreement and Registration Rights Agreement, and the February 2007 Waiver described above; (ii) returned for cancellation warrants to purchase 4,800,000 common shares that were issued in the November 2006 Financing; (iii) cancelled the future financings restriction under which we could not sell common shares for less than $1.30 per share without the Investors’ consent; and (iv) entered into an Escrow Agreement pursuant to which we will issue in escrow, from time to time, an unspecified number of common shares, and the Investors will deliver to escrow 4,002,307 common shares previously issued pursuant to the November 2006 Financing and the February 2007 Financing. Under the terms of the Settlement Agreement, the Investors’ shares and shares we contribute to the escrow account will be periodically removed from escrow and sold, with the sales proceeds provided to the Investors, until they receive a total of $4,347,147. We recorded a settlement liability in the amount of $4,347,147 based on the Investors' gross investment in the November 2006 and February 2007 financings, in aggregate $5.3 million, plus a one-time commitment fee to the Investors of $185,000 as consideration for the $15.4 million equity line of credit, less proceeds previously received by the Investors from the sale of their common shares. We recorded a $1.627 million loss on the settlement as part of non-cash interest expense in the three month period ended June 30, 2007. The settlement loss was calculated by reducing the $4.3 million settlement liability to the Investors by: 1) the fair value of the warrants returned for cancellation of $602,055, recorded as a reduction of additional paid-in capital; 2) the fair market value of the 4,002,307 common shares placed in escrow by the Investors, or $1.64 million, recorded as treasury stock; 3) the reversal of a $292,000 accrued liability for liquidated damages, waived under the Settlement Agreement; and 4) the $185,000 prepaid financing commitment fee for the Equity Credit Agreement. The fair value of the warrants to purchase 4,800,000 common shares was calculated at $602,055 at April 24, 2007 using the Black-Scholes option pricing model, using the following assumptions: stock price $0.34, exercise price $1.75, volatility 86%, risk free interest rate 4.58%, remaining contractual life 4.6 years and dividend yield of zero. At June 30, 2007, $837,710 remained as the settlement liability reflecting the issuance and sale by the Investors of 22,580,508 shares of our common stock pursuant to the Settlement Agreement.

Any new securities we issue under either the Equity Credit Agreement or the Settlement Agreement are registered pursuant to our Registration Statement on Form S-3 (File No. 333-137100), which was declared effective by the SEC on February 14, 2007.

On June 15, 2007, trading in our common stock no longer occurred on the Nasdaq Capital Market as a result of the review by the Nasdaq Listing Qualifications Panel and their determination that we did not meet the minimum aggregate common stock value necessary to continue trading on the Nasdaq Stock Market. Our securities are quoted on the Over-the-Counter Bulletin Board under “HDTV”.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock-based compensation, included in selling, general and administrative expenses, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Options granted to employees and directors	$182,778	$976,156	$291,946	$1,644,993
Options issued to consultants for services	2,988	-	170,807	-
	$185,766	$976,156	$462,753	$1,644,993

Note 9.  Segment Information and Significant Customer Information

Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying condensed consolidated financial statements of operations. Therefore, we have determined that we operate in a single business segment. All of our assets are located at our facility in the United States at June 30, 2007, except for the following:

South Korea

Cash	$34,896
Prepaid expenses	100,836
Deposits	43,886
Building and leasehold improvements, net	3,032,317
Machinery and manufacturing equipment, net	728,422
Office furniture and fixtures, net	109,701
Other equipment and instruments, net	635,718
Inventory, net	257,012

Total	$4,942,788

The following table summarizes our product revenue percentages for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,
	2007	2006
LCoS (T-3) sets	100%	88%
Other (primarily supporting electronics)	-	12%
Total	100%	100%

Of our total revenue in 2007, 90% was derived from the sales of LCoS Sets to LGE, a customer located in South Korea. For the six months ended June 30, 2006, sales to LGE comprised 89% of our total sales, and 100% of our accounts receivable balance at June 30, 2006.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10.     Inventory, net

Inventory consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Raw materials	$489,286	$531,114
Work-in-progress	19,678	26,088
Finished goods	160,181	161,285
	669,145	718,487
Inventory reserve	(389,493)	(295,412)
Total inventory, net	$279,652	$423,075

Note 11.     Income taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward for tax purposes. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Interest recognized, to the extent applicable, is classified in the financial statements as interest expense. Penalties recognized, to the extent applicable, are reported in other income (expense). As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalty expense been recognized for the six month period ended June 30, 2007.

In addition, we have net operating loss carryforwards (“NOLs”) that may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. We have not evaluated whether there are any changes in ownership that would limit the future use of our NOLs.

Note 12.     Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007 and the impact on our financial statements was not material.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Guarantees and Indemnifications

As permitted under New York law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited. We are unable to estimate the fair value of these indemnification agreements and accordingly, we have not recorded any liabilities for these agreements as of June 30, 2007.

Other

Don Suh, our former Chief Executive Officer, has filed a claim against the Company alleging the Company terminated his employment in violation of the Sarbanes-Oxley Whistleblower laws and the Corporate and Criminal Fraud Accountability Act of 2002 and is seeking damages of at least $250,000 plus a year’s worth of benefits. The Company does not believe that his assertions have merit but cannot predict the ultimate outcome of any potential litigation.

On March 28, 2007, Portside Growth & Opportunity Fund, holders of $4,500,000 of the Senior Secured Convertible Notes, filed suit against the Company and certain named directors and officers, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans made by them to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. On June 28, 2007, SpatiaLight and Portside agreed to a Stipulation of Discontinuance, without prejudice, with regard to their respective claims and counterclaims. This Stipulation includes a Standstill Period of 30 days to allow for the opportunity for productive discussions to take place between the parties or their agents prior to either party filing any subsequent claims. To the date of this filing, no further action has been taken by Portside.

On June 15, 2007, as a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes issued in the November 2004 Financing became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received redemption notices from two holders of the Senior Securied Convertible Notes. We have accrued $1,500,000 in redemption premiums as of June 30, 2007 and the rate at which we accrue and pay interest increased on June 15, 2007 from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes.

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

U.S. Securities and Exchange Commission Investigations

As previously reported, we failed to obtain authorization from BDO Seidman LLP before filing their consent to incorporate their report on our financial statements for the fiscal years ended December 31, 2002 and 2003 as an exhibit to certain registration statements. We received the requisite authorized consents from BDO Seidman, LLP to incorporate by reference their report on the consolidated financing statements into the registration statements when initially filed and in previous amendments thereto and BDO Seidman, LLP has not withdrawn these previous consents. Argyle Capital Management Corporation, a company controlled by our former Chief Executive Officer, President, Treasurer and Secretary, failed to report the sale of certain securities as required by the Securities Exchange Act of 1934 and that such sales were in violation of the short-swing profit rules under the Securities Exchange Act of 1934. We received a Wells Notice dated May 25, 2007 from the SEC and have been advised that the SEC intends to pursue civil remedies against the Company in connection with the filing of the unauthorized BDO Seidman, LLP consents and our issuance of securities without legend or restrictions to Argyle for payment of interest on the Argyle Notes, specifically focusing on our prepayment of interest in late 2004 and early 2005. We cannot predict the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected. We have been cooperating fully with the SEC Staff with respect to these matters.

Other matters

Both registration statements that included the unauthorized BDO Seidman, LLP consents were used to sell common shares after the Staff of the SEC declared the registration statements effective. It is conceivable that there may be litigation against us or our officers or directors under Section 11 of the Securities Act. Although we do not believe that the filing of an invalid consent constitutes a materially misleading statement or an omission to disclose a material fact within the meaning of Section 11 of the Securities Act, a contrary determination could result in a liability for us.

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

Note 14.  Subsequent Events

Conversion of Senior Secured Convertible Notes

We received notice on July 12, 2007 from Portside that it was withdrawing its redemption notice with respect to $100,000 of the Senior Secured Convertible Notes and electing to convert such amount into our common shares. We received notice on July 12, 2007 from Smithfield that it was withdrawing its redemption notice with respect to $50,000 of the Senior Secured Convertible Notes and electing to convert such amount into our common shares. Under the terms of the Senior Secured Convertible Notes, the holders may withdraw a redemption notice and the conversion rate with respect to such withdrawn amount is reset from $9.62 per share to the lowest weighted average price per common share between the date of the redemption notice and the date of the withdrawal. The conversion rate for both Portside and Smithfield is $0.0505 per share.

Reverse Stock Split and Increase in Authorized Shares

Pursuant to the recommendation of our Board of Directors and approval of our stockholders at the Annual Shareholders Meeting on July 13, 2007, on August 8, 2007, we filed an Amendment to our Amended and Restated Certificate of Incorporation that combined 50 existing common shares into one new common share (a 1-for-50 reverse stock split) and increased the number of common shares we are authorized to issue after such combination to 15 million. We expect that the 1-for-50 reverse split will be effective on August 24, 2007.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The reverse stock split will require retroactive restatement of all historical share and per share data when it becomes effective.

All references to the number of shares and per share amounts in the accompanying condensed consolidated financial statements are presented on a pre-split basis.

Our historical earnings per share on a proforma basis, assuming the reverse stock split occurred on January 1, 2006, would be as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net loss per share - basic and diluted	$(5.61)	$(6.61)	$(11.94)	$(13.89)

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in Part II Item 1A and those discussed in the Company’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on March 16, 2007 and the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 10. 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of our condensed consolidated financial condition as of June 30, 2007, and our results of operations for the three and six months ended June 30, 2007 and 2006. The following should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere herein and assumes that the reader has read the more detailed information found in our 2006 Annual Report on Form 10-K filed with the SEC on March 16, 2007.

OVERVIEW

We are in the business of manufacturing high-resolution liquid crystal on silicon (“LCoS”) microdisplays. Our current and prospective customers, almost all of whom are located primarily in Asia, include manufacturers of near-to-eye display systems such as head mounted displays (“HMDs”), and small projection displays (microprojectors or nanoprojectors), targeted for use with mobile electronics projects, in addition to makers of front and rear projection based televisions and monitors.

We are currently focused on manufacturing one core product, our T-3 LCoS Set, consisting of three of our proprietary SpatiaLight imagEngine™ LCoS microdisplays with a 1920 pixels by 1080 pixels configuration. Our previously offered product, the T-1 LCoS Set had lower resolution with a 1280 pixels by 960 pixels configuration. LCoS displays are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. We are currently focusing on manufacturing our T-3 LCoS Sets because we believe that the market demand for the higher resolution product will be significantly greater and the higher resolution product will command a higher price. We are developing a new product, designated the T-3S LCoS Set, which will maintain the high resolution of 1920 pixels by 1080 pixels and enable single panel operation for products such as HMDs and microprojectors.

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

Status of Business with LG Electronics, Inc.

In 2005 and 2006, the majority of our product deliveries, which were in small quantities, were made to LGE. Since the third quarter of 2006, we have been in a position to supply LGE’s requirements with quality product meeting all agreed upon specifications. We do not, however, expect significant future sales to LGE and are negotiating with LGE for termination compensation under our LCoS Supply Agreement, although no assurance can be given that we will receive any compensation from LGE. The decision by LGE to cease accepting deliveries of the T-3 Sets significantly reduces our expected future sales and results of operations and our substantial dependence on a single customer resulted in significant risks as more fully described under Item 1A. Risk Factors.

Status of Business in China

We have provided sample products to Jiangxi Greatsource Display Tech Co., Ltd. (“KHD”), a Chinese manufacturer of LCoS light engines and televisions. KHD demonstrated an 85” commercial product employing our imagers at the January 2007 Consumer and Electronics show (“CES”). At this time, we do not have any purchase orders from KHD.

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

We have entered a Memorandum of Understanding with Deocom Co., Ltd. of South Korea relating to the development and manufacture of HMDs using our LCoS imager in full High Definition (“HD”) mode. We have also signed a Purchase Agreement with and received the first purchase order from Deocom to supply LCoS imagers for use in HMDs. Initial supply quantities are limited to prototype and low volume production levels. The Purchase Agreement anticipates this market to grow as HMDs are adopted by the video game and entertainment industries.

We have also signed a Memorandum of Understanding with SI InfoComm, Inc. and SCRAM Technologies for the joint development of a micro-projector, a new category of product targeted at mobile electronics driven applications. Demonstrations of a microprojector employing our imager were made by SCRAM in June of 2007.

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

Business Strategy

In reviewing the risk factors for our business, it is clear that there are some overriding concerns and issues. One of these is the high level of focus and reliance in recent periods on one customer, LGE. In addition, flat panel displays continue to make progress in the market relative to microdisplay-based rear projection televisions (“RPTV’s”). Another factor is that our product focus has been on the RPTV application. While we certainly continue to work for success with the RPTV product, we also need to manage the risks inherent in this situation.

For these reasons, we have taken the following initiatives:

•	Engage in new product development for applications other than RPTV (including Near-To-Eye (NTE) displays such as HMDs and micro-projector products).
•
Improve the competitiveness of LCoS based microdisplay products by working with firms involved in LED and laser diode light sources (instead of the standard high pressure mercury arc lamp light source).

•	Find additional customers for the RPTV product

We are currently offering one core product, our T-3 LCoS Set, with a 1920 pixels by 1080 pixels configuration, to our current and prospective customers. Our LCoS Set is comprised of three of our proprietary SpatiaLight imagEngine™ LCoS microdisplays. They are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. Our displays are commonly referred to as LCoS, liquid crystal displays (“LCD”), active matrix liquid crystal displays and spatial light modulators. For applications such as large screen RPTV, the LCoS cell (“T3P”) is designed for a three panel configuration for maximum brightness. We are working to find a solution using the LGE light engine platform that will allow other customers quick market entry. We are focusing on manufacturing the T-3 model of our LCoS Sets (as opposed to our old T-1 LCoS Set with a resolution of 1280 pixels by 960 pixels) for projection TV applications because we believe that the market demand for the higher resolution product will be significantly greater. When a new smaller diagonal product (T4P) which will still maintain the high resolution of 1920 pixels by 1080 pixels completes development, we will introduce that to allow lower price points in conjunction with smaller screen sizes (50” to 60” for T4P as opposed to 60” + for T3P).

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

We have recently signed a Joint Market Agreement with Foreal for the LCoS/ LED based light engine developed by Foreal. Full production volumes amongst the four customers targeted by the two companies are expected to be in the vicinity of twenty thousand sets per month, although no assurance can be given that these production levels will be reached.

We have previously announced a Memorandum of Understanding (MOU) working with Deocom of South Korea on head mounted displays using initially our T-3 imager in a full HD mode. We expect our cooperative efforts to lead to some product sales in the short term and a growing commercial and consumer market. We have also recently signed a Purchase Agreement with Deocom to supply LCoS imagers for use in HMDs. This agreement anticipates immediate shipments of samples for prototype and pre-production runs, followed by mass production later this year. We expect this market to grow significantly over time.

We have also announced an MOU between SpatiaLight, SI InfoComm and SCRAM Technologies for the joint development of a micro-projector, a new category of product targeted at mobile electronics driven applications.

We believe we have a solid core technology that can be used to meet the needs of a number of large and potentially high growth market segments. We believe that the manufacturing competence we have established at SpatiaLight Korea gives us a base from which to supply our current and future customers. To help us match these technical possibilities and capabilities successfully with market needs, we have established a new business and product development function operating out of Seoul, South Korea, that has already paid dividends in some of the agreements mentioned above.

Contingent Liability Relating to Senior Secured Convertible Debt Financing

On November 30, 2004, we completed a non-brokered private placement of $10 million in our Senior Secured Convertible Notes. Under the terms of the agreements entered in connection with the sale of our Senior Secured Convertible Notes, we were required to file and maintain the effectiveness of registration statement relating to the resale of common shares issuable upon conversion. The required registration statement (Reg. No. 333-122391) was filed on January 31, 2005, and became effective on July 29, 2005. However, as a result of our failure to obtain authorization from our former auditors, BDO Seidman, LLP, to file their consent to incorporate their report into certain pre-effective amendments to the registration statement, we notified the holders of the Senior Secured Convertible Notes that sales of our common shares under the registration statement could result in potential liability until an amendment could be filed correcting the lack of authorization. Portside Growth & Opportunity Fund, the holder of $4,500,000 of the Senior Secured Convertible Notes, filed a claim for liquidated damages in the amount of $307,000 on the basis that the registration statement was not effective and sales of our common shares could not be made from August 2005 until February 2006, when an amendment correcting the lack of authorization by BDO Seidman, LLP was filed.

Portside Growth & Opportunity Fund has also claimed additional events of default under the Senior Secured Convertible Notes relating to (i) an alleged failure to make an interest payment due in November 2005 on a timely basis; (ii) an incurrence of prohibited indebtedness to our former officers and/or directors of the Company; (iii) an incurrence of prohibited indebtedness by our South Korean subsidiary to certain banks in South Korea; (iv) a grant of a security interest by our South Korean subsidiary in certain assets located in South Korea; and (v) a repayment by us of indebtedness to our officers or directors and by our South Korean subsidiary of indebtedness under bank credit facilities. Smithfield Fiduciary LLC, another noteholder, that holds $4.5 million of the Senior Secured Convertible Notes, joined in the claim that a default occurred as a result of the failure to make the November 2005 interest payment in a timely fashion. These notices call for us to redeem $9.0 million in the aggregate principal amount of our Senior Secured Convertible Notes and to pay a redemption premium of $675,000 to each of these noteholders. Furthermore, the noteholders claim that the interest rate on the Senior Secured Convertible Notes has increased from 10% per annum to 12% per annum as a result of the claimed defaults.

On March 28, 2007, Portside Growth & Opportunity Fund, holders of $4,500,000 of the Senior Secured Convertible Notes, filed suit against the Company and certain named directors and officers, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans they made to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. On June 28, 2007, SpatiaLight and Portside agreed to a Stipulation of Discontinuance, without prejudice, with regard to their respective claims and counterclaims. This Stipulation includes a Standstill Period of 30 days to allow for the opportunity for productive discussions to take place between the parties or their agents prior to either party filing any subsequent claims. To the date of this filing, no further action has been taken by Portside.

On June 15, 2007, as a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes were in default under the Senior Secured Convertible Note agreement and became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received a notice of redemption from Portside and Smithfield calling for us to redeem their $9 million in the aggregate principal amount, plus accrued interest and late charges, but have not yet redeemed any of the Senior Secured Convertible Notes. In early July 2007, Portside elected to withdraw its notice of redemption with respect to $100,000 and Smithfield elected to withdraw its notice of redemption with respect to $50,000. Under the terms of the Senior Secured Convertible Notes, the conversion rate with respect to the withdrawn amounts has been reset from $9.72 per share to $0.0505 per share. However, we do not presently have sufficient authorized and unissued common shares to convert the withdrawn amounts. We have filed an amendment to our Certificate of Incorporation increasing the authorized number of common shares and intend to convert the withdrawn amounts when that amendment is effective. The noteholders may withdraw their redemption notices with respect to additional amounts in the future and the conversion rate with respect to such withdrawn amounts will be reset to the lowest weighted average price for common shares between June 15, 2007 and the date of such withdrawal. We have accrued $1,500,000 in redemption premiums as of June 30, 2007 and have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007.

Contingent Liability Relating to Registration of Securities

We failed to obtain an express authorization from BDO Seidman, LLP to file their consent to incorporate their report on our consolidated financial statements for the years ended December 31, 2002 and December 31, 2003 in Pre-effective Amendment Nos. 5 and 6 to our registration statement on Form S-3 (File No. 333-122391) and in Pre-effective Amendment Nos. 3 and 4 to our registration statement on Form S-3 (File No. 333-122392). We did receive the requisite authorization from BDO Seidman, LLP to incorporate by reference their report on the consolidated financial statements into the registration statements when initially filed and in earlier amendments to the registration statements and BDO Seidman, LLP has not withdrawn these previous consents.

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

SEC Investigations

We received a Wells Notice from the SEC dated May 25, 2007 and have been advised by the Staff of the SEC that the Staff intends to recommend civil remedies, including an injunction against future violations of securities laws, in connection with our filing of the unauthorized BDO Seidman, LLP consents and our issuance of securities without legend or restrictions to Argyle for payment of interest on the Argyle Notes, specifically focusing on our prepayment of interest in late 2004 and early 2005. We have received and responded to a request from the Staff for all information relating to transactions in our securities by Mr. Olins and the entity he controls. We have been cooperating with the Staff with respect to this matter. We cannot determine whether we or our management will be adversely affected by any remedies which may be imposed by the SEC.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had approximately $202,000 in cash and cash equivalents, a decrease of approximately $18,000 from the December 31, 2006 balance of approximately $220,000. Our net working capital deficiency at June 30, 2007 was approximately $15.7 million compared to approximately $12.9 million at December 31, 2006.

Net cash used in operating activities totaled approximately $1.8 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $4.2 million and $7.7 million for the six months ended June 30, 2007 and 2006, respectively. Cash used in operating activities decreased for the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 primarily due to decreased operations due to financial constraints.

Net cash provided by investing activities totaled approximately $3,000 for the three months ended June 30, 2007 and used in investing activities approximately $88,000 for the three months ended June 30, 2006. Net cash used in investing activities totaled approximately $11,000 and $315,000 for the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities in 2007 and 2006 were primarily related to equipment purchases for use in our South Korean facility.

Net cash provided by financing activities in the three months ended June 30, 2007 and 2006 was approximately $2.0 million and $2.7 million, respectively, and approximately $4.2 million and $8.5 million for the six months ended June 30, 2007 and 2006, respectively. In the first quarter of 2007, cash was provided by the gross proceeds of approximately $2.3 million that we received from the sale of 2,190,476 of our common shares in February 2007. During the second quarter of 2007, cash was primarily provided by the gross proceeds of approximately $2.1 million that we received from the sale of 16,711,495 of our common shares under the Equity Credit Agreement entered into in April 2007 (see below). The funds from these financings were used to fund our operations for the first half of 2007. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares in mid-January 2006, at a purchase price of $2.62 per share, and approximately $1.1 million that we received from the sale of 500,000 shares sold on March 17, 2006, at a purchase price of $2.18 per share. We also borrowed approximately $1.4 million on our lines of credit with South Korean banks during the first quarter of 2006, which was repaid early in the second quarter of 2006. In the second quarter of 2006, cash was primarily provided by the net proceeds of approximately $2.4 million that we received from the sale of 750,000 of our common shares on April 7, 2006 at a purchase price of $3.26 per share and approximately $1.7 million that we received from the sale of 601,000 of our common shares on June 6, 2006 at a purchase price of $2.80 per share.

On April 26, 2007, we entered into an Equity Credit Agreement with six Investors that participated in the November 2006 and February 2007 financings, under which we may elect to sell and the Investors are required to purchase from time to time our common shares having an aggregate market value of $15,400,000 over a period of eighteen months. The first $3,700,000 in common shares sold by us pursuant to the Equity Credit Agreement will be priced at 100% of the closing bid price on the date of sale. The balance of the common shares may be sold under the Equity Credit Agreement will be priced at 95% of the closing bid price on the date of sale. We expect to meet our immediate cash needs and fund our immediate working capital requirements with the Equity Credit Agreement, cash payments from our customers; the exercises of stock options and warrants; and additional sales of our common shares.

In connection with the Equity Credit Agreement, we also entered into a Waiver, Rescission and Settlement Agreement effective as of April 24, 2007 (the “Settlement Agreement”) with the Investors under which the Investors (i) released disputed claims under the November 2006 Financing Securities Purchase Agreement and Registration Rights Agreement, the February 2007 Financing Securities Purchase Agreement and Registration Rights Agreement, and the February 2007 Waiver; (ii) returned for cancellation warrants to purchase 4,800,000 common shares that were issued in the November 2006 Financing; (iii) cancelled the future financings restriction under which we could not sell common shares less than $1.30 per share without the Investors’ consent, and (iv) entered into an Escrow Agreement pursuant to which we will issue in escrow, from time to time, an unspecified number of common shares, and the Investors will deliver to escrow 4,002,307 common shares previously issued pursuant to the November 2006 Financing and the February 2007 Financing. Under the terms of the Settlement Agreement, the Investors’ shares and the shares we contribute to the escrow account will be periodically removed from escrow and sold, with the sales proceeds provided to the Investors until they receive a total of $4,347,147. We recorded a settlement liability in the amount of $4,347,147 based on the Investors' gross investment in the November 2006 and February 2007 financings, in aggregate $5.3 million, plus a one-time commitment fee to the Investors of $185,000 as consideration for the $15.4 million equity line of credit, less proceeds previously received by the Investors from the sale of their common shares. We recorded a $1.627 million loss on the settlement as part of non-cash interest expense in the three month period ended June 30, 2007. The settlement loss was calculated by reducing the $4.3 million settlement liability to the Investors by: 1) the fair value of the warrants returned for cancellation of $602,055, recorded as a reduction of additional paid-in capital; 2) the fair market value of the 4,002,307 common shares placed in escrow by the Investors, or $1.64 million, recorded as treasury stock; 3) the reversal of a $292,000 accrued liability for liquidated damages, waived under the Settlement Agreement; and 4) the $185,000 prepaid financing commitment fee for the Equity Credit Agreement. The fair value of the warrants to purchase 4,800,000 common shares was calculated at $602,055 at April 24, 2007 using the Black-Scholes option pricing model, using the following assumptions: stock price $0.34, exercise price $1.75, volatility 86%, risk free interest rate 4.58%, remaining contractual life 4.6 years and dividend yield of zero. At June 30, 2007, $837,710 remained as the settlement liability reflecting the issuance and sale by the Investors of 22,580,508 shares of our common stock.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 and 2006

Revenue.  We recognized revenue of approximately $3,000 and $59,000 during the quarters ended June 30, 2007 and 2006, respectively. Revenue in both periods was derived primarily from sales of LCoS Sets to LGE.

The following table summarizes our sales revenue by product for the second quarter 2007 and 2006.

	Three months ended June 30,
	2007	2006
LCoS (T-3) sets	100%	85%
Other (primarily supporting electronics)	-	15%
Total	100%	100%

Revenue from one customer, LGE, accounted for 100% of our total revenue for the three months ended June 30, 2006. In March 2007, LGE informed us that they intended to discontinue production of RPTVs (both LCoS and DLP). The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the loss in expected revenue in a timely manner could harm our sales or results of operations. Revenues during the second quarter of 2007 were from Deocom.

Gross Margin. Gross margin was reduced from approximately negative $1,543,000 during the second quarter of 2006 to negative gross margin of approximately $561,000 during the second quarter of 2007. The second quarter of both periods includes the costs to operate our South Korean manufacturing facility. We reduced staffing in our South Korean manufacturing facility during the first half 2007 in light of significantly reduced sales and our expectations of reduced future sales in the near-term. Additionally, cost of revenue during the second quarter of 2007 included an addition to inventory reserve of approximately $93,000, which was recorded to reserve some components used in the T-3 Set that are unlikely to have alternative uses.

Selling, general and administrative costs. Cash-based selling, general and administrative costs were approximately $1,431,000 and $1,918,000 during the three months ended June 30, 2007 and 2006, respectively, a decrease of $487,000 or 25%. Salaries, wages and other payroll related expenses decreased approximately $478,000 and included an aggregate reduction in headcount of nine individuals including our former Executive Vice President of Strategic Planning, our former Senior Vice President, Marketing and Sales and our former Assistant Vice President, Legal Counsel. Legal expenses decreased approximately $85,000. While both periods included legal expenses associated with the routine review of our registration statements on Form S-3 and involvement with the ongoing SEC investigations, these expenses were more concentrated during the second quarter of 2006. Accounting and consulting expenses increased by approximately $55,000 due to the use of an external consultant for investor relation services. The remaining increase in costs between periods is primarily due to timing differences.

Stock-based compensation included in selling, general and administrative costs. Stock-based compensation was approximately $186,000 and $976,000 for the three months ended March 31, 2007 and 2006, respectively. The decline is due to fewer options being issued during 2007 at a lower exercise price due to an overall decline in the market price of our stock.

Research and development costs. Research and development costs were approximately $405,000 and $411,000 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $6,000 or 1%. The decrease is due primarily to timing differences and reflects limited resources available during the second quarter of 2007.

Interest expense. Cash-based interest expense for the three months ended June 30, 2007 increased approximately $273,000 from $32,000 during second quarter 2006 to $305,000 for the second quarter 2007. Approximately $252,000 of the increase was due to issuing our common shares in lieu of cash to the Senior Secured noteholders for the payment of one quarter’s interest during 2006. The remaining increase was due to higher interest rates on the lines of credit in South Korea.

Non-cash interest expense.  Non-cash interest expense was approximately $3,637,000 and $474,000 for the three months ended June 30, 2007 and 2006, respectively and is detailed as follows.

	Three months ended June 30,
	2007	2006
Amortization of discounts on Senior Secured Convertible Notes	$110,993	$110,994
Senior Secured Convertible Notes 10% interest paid in common stock	-	252,055
Redemption premium on the Senior Secured Convertible Notes	1,500,000	-
Liquidated damages on the October 2005, January 2006, September 2006 and November 2006 financings	112,000	(176,640)
Beneficial conversion privileges of interest on Argyle note	271,463	271,463
Loss associated with the Settlement Agreement	1,627,146	-
Amortization of prepaid financing costs	15,858	15,857
Total non-cash interest expense	$3,637,460	$473,729

As a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. Therefore we have accrued $1,500,000 in redemption premiums as of June 30, 2007. The beneficial conversion privileges of interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price related to the amortization of the beneficial conversion price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, Principal Financial and Accounting Officer and a former Director. The three months ended June 30, 2007 also includes approximately $1.6 million of expense associated with the Settlement Agreement (see Note 8 to the condensed consolidated financial statements) with the Investors from our November 2006 and February 2007 financings under which the Investors (i) released disputed claims under the November 2006 Financing, the February 2007 Financing, and the February 2007 Waiver; (ii) returned for cancellation warrants to purchase 4,800,000 common shares that were issued in the November 2006 Financing; (iii) cancelled the future financings restriction under which we could not sell common shares less than $1.30 per share without the Investors’ consent, and (iv) entered into an Escrow Agreement pursuant to which we will issue in escrow, from time to time, an unspecified number of common shares, and the Investors delivered to escrow 4,002,307 common shares previously issued pursuant to the November 2006 Financing and the February 2007 Financing. Liquidated damages accrued during the three months ended June 30, 2006 related to our October 2005 and January 2006 financings whereas liquidated damages accrued during the three months ended June 30, 2007 related to our September 2006 and November 2006 financings.

Six months ended June 30, 2007 and 2006

Revenue.  We recognized revenue of approximately $50,000 and $145,000 during the six months ended June 30, 2007 and 2006, respectively. Revenue in both periods was derived primarily from sales of LCoS Sets to LGE.

The following table summarizes our sales revenue by product for the first half of 2007 and 2006.

	Six months ended June 30,
	2007	2006
LCoS (T-3) sets	100%	88%
Other (primarily supporting electronics)	-	12%
Total	100%	100%

Revenue from one customer, LGE, accounted for 90% and 89% of our total revenue for the six months ended June 30, 2007 and 2006, respectively. In March 2007, LGE informed us of their intent to discontinue production of RPTVs (both LCoS and DLP). The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost in expected revenue in a timely manner could harm our sales or results of operations.

Gross Margin. Gross margin was reduced from approximately negative $3,006,000 during the first six months of 2006 to negative gross margin of approximately $1,263,000 during the first half of 2007. Both periods include the costs to operate our South Korean manufacturing facility. We reduced staffing in our South Korean manufacturing facility during the first half 2007 in light of significantly reduced sales and our expectations of reduced future sales in the near-term. Additionally, cost of revenue during the second quarter of 2007 included an addition to inventory reserve of approximately $93,000, which was recorded to reserve some components used in the T-3 Set that are unlikely to have alternative uses. Cost of revenue during the first half of 2006 included a reserve of approximately $386,000, which was recorded to reserve the remaining value of our T-1 LCoS Set inventory as well as a percentage of our light engine inventory. We believe there are still opportunities to sell both products, but we have shifted our focus to the manufacture and sale of our T-3 LCoS Set products. We are not currently manufacturing either the T-1 LCoS Set or the light engine products and had no sales of either of these products during 2007.

Selling, general and administrative costs. Cash-based selling, general and administrative costs were approximately $2,416,000 and $3,890,000 during the six months ended June 30, 2007 and 2006, respectively, a decrease of $1,474,000 or 38%. Salaries, wages and other payroll related expenses decreased approximately $814,000 and included an aggregate reduction in headcount of nine individuals including our former Executive Vice President of Strategic Planning, our former Senior Vice President, Marketing and Sales and our former Assistant Vice President, Legal Counsel. Legal expenses decreased approximately $240,000. While both periods included legal expenses associated with the routine review of our registration statements on Form S-3 and involvement with the ongoing SEC investigations, these expenses were more concentrated during the first half of 2006. Accounting and consulting expenses decreased by approximately $126,000 due primarily to costs associated with filing registration statements during the first half of 2006 compared with the first half of 2007. The remaining decrease in costs between periods is primarily due to reduced activities related to resource constraints.

Stock-based compensation included in selling, general and administrative costs. Stock-based compensation was approximately $463,000 and $1,645,000 in the six months ended June 30, 2007 and 2006, respectively. The decline is due to fewer options being issued during 2007 at a lower exercise price due to an overall decline in the market price of our stock.

Impairment loss. We recorded an asset impairment loss of $1,429,925 related to our building in South Korea in the quarter ended March 31, 2007, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based upon the estimated fair value of the building. On March 9, 2007, we received notification from LGE of their intent to discontinue the production of rear RPTVs. We deemed the loss of LGE as a customer a significant change in circumstances which indicated the need for an impairment analysis, based on undiscounted cash flows. While we believe that we will find other customers for our products, we do not currently have existing customers to support estimated cash flows to achieve the recoverability of the asset and our forecast of future revenues, at this point, is speculative. Further, we receive a 100% land lease payment exemption because the facility is located on land designated a “free economic zone” by the South Korean national government and the South Korean government has certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our “high technology” certification. If we were to lose the lease, we might be required to donate the building to the South Korean government.

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

As a result, the carrying value of the building during the first half of 2007 has been reduced by $1,429,925 with a corresponding charge to impairment loss on the condensed consolidated statement of operations.

Research and development costs. Research and development costs were approximately $699,000 and $653,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of $46,000 or 7% and reflects an increase in spending related to new projects that are in the development stage.

Interest expense. Cash-based interest expense for the six months ended June 30, 2007 increased approximately $277,000 from $315,000 during the first half of 2006 to $592,000 for the first half of 2007. Approximately $252,000 of the increase was due to issuing our common shares in lieu of cash to the Senior Secured noteholders for the payment of one quarter’s interest during 2006, whereas we paid the interest in cash during 2007. The remaining increase was due to higher interest rates on the lines of credit in South Korea.

Non-cash interest expense.  Non-cash interest expense was approximately $5,527,000 and $1,487,000 for the six months ended June 30, 2007 and 2006, respectively and is detailed as follows:

	Six months ended June 30,
	2007	2006
Amortization of Senior Secured Convertible Notes	$221,987	$221,987
Senior Secured Convertible Notes 10% interest paid in common stock	-	252,055
Redemption premium on the Senior Secured Convertible Notes	1,500,000	-
Liquidated damages on the October 2005, January 2006, September 2006 and November 2006 financings	302,806	437,817
Beneficial conversion privileges of interest on Argyle note	542,926	542,926
Expense associated with waiver agreements with February 2007 and
November 2006 investors to be settled in stock	1,300,194	-
Loss associated with the Settlement Agreement	1,627,146	-
Amortization of prepaid financing costs	31,716	31,715
Total non-cash interest expense	$5,526,775	$1,486,500

As a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. Therefore we accrued $1,500,000 in redemption premiums as of June 30, 2007. The beneficial conversion privileges of interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price related to the amortization of the beneficial conversion price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, Principal Financial and Accounting Officer and a former Director. The six months ended June 30, 2007 included approximately $1.6 million of expense associated with the Settlement Agreement (see Note 8 to the condensed consolidated financial statements) with the Investors from our November 2006 and February 2007 financings under which the Investors (i) released disputed claims under the November 2006 Financing, the February 2007 Financing, and the February 2007 Waiver; (ii) returned for cancellation warrants to purchase 4,800,000 common shares that were issued in the November 2006 Financing; (iii) cancelled the future financings restriction under which we could not sell common shares less than $1.30 per share without the Investors’ consent, and (iv) entered into an Escrow Agreement pursuant to which we will issue in escrow, from time to time, an unspecified number of common shares, and the Investors delivered to escrow 4,002,307 common shares previously issued pursuant to the November 2006 Financing and the February 2007 Financing. Liquidated damages accrued during six months ended June 30, 2006 related to our October 2005 and January 2006 financings whereas liquidated damages accrued during six months ended June 30, 2007 related to our September 2006 and November 2006 financings. Additionally the six months ended June 30, 2007 includes approximately $1.3 million of expense associated with obtaining waivers for certain contractual provisions from our September and November 2006 investors.

Critical Accounting Policies

Revenue Recognition– We evaluate revenue recognition for transactions using the following criteria (collectively called the Revenue Recognition Criteria):

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

Inventory valuation– We value inventories at the lower of cost (based on the first-in, first-out method) or market value. We include raw materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected selling price of the product based on historical recovery rates. If we assess the market value of our inventory to be less than costs we write it down to its replacement cost or its net realizable value. Our estimates may differ from actual results due to the quantity, quality and mix of products in inventory, consumer and retailer preferences and economic conditions.

Stock-based Payments – Effective January 1, 2006 we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results for the adoption of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred. Equity instruments issued to non-employees are recorded at their fair market value as determined in accordance with SFAS 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF 96-18”).

We estimated the fair value of options granted using the Black-Scholes option pricing model and the assumptions shown in Note 4, Stock-Based Compensation, to our condensed consolidated financial statements or, in the case of options granted with a market condition, we use a lattice model. Calculating stock-based compensation expense under the provisions of SFAS 123R requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. We estimate the expected life of options granted based on the simplified method provided in Staff Accounting Bulletin No. 107 for “plain vanilla” options. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. As required under SFAS 123R, we review our valuation assumptions at each grant date and, as a result, are likely to periodically change the valuation assumptions used to value employee stock-based awards granted in future periods. The guidance in SFAS 123R is relatively new and best practices are not well established. The application of the various valuation assumptions may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods. See Note 4-“Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

Research and Development– Research and development costs, including the costs of prototype and pre-production LCoS Sets, pre-production display units, and other pre-production activities at our South Korean manufacturing facility are charged to expense when incurred.

Income tax assets and liabilities –In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use foreign tax credit carryforwards, final U.S. and foreign tax settlements, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. Due to our lack of profitable operating history, potential limitations on usage of operating losses and general uncertainty, we provided for a 100% valuation allowance against our deferred tax assets. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Changes to our income tax provision or the valuation of the deferred tax assets and liabilities may affect our annual effective income tax rate.

Impairment of Long-Lived Assets – We account for the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future undiscounted cash flows from operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Considerable management judgment is required in determining if and when a condition would trigger an impairment assessment of our long-lived assets and once such a determination has been made, considerable management judgment is required to determine the fair market value of the long-lived asset. In determining the fair value of the asset, we consider the associated net present value of estimated future cash flows and/ or independently performed appraisals. Such estimated future cash flows are based on assumptions about our expected future operating performance. Our estimates of future cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions or changes to our business operations. Impairments are recognized in operating results to the extent that the carrying value exceeds this calculated fair value of the long-lived assets or estimated fair value based on appraisals.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash accounts and our lines of credit in South Korea. We invest excess cash and cash equivalents in a checking account or money market account with reputable banks both in the United States and South Korea. Our cash accounts in the United States are not FDIC or otherwise insured, to the extent that the accounts exceed $100,000; and our cash accounts in South Korea are not insured. As of June 30, 2007, our cash and cash equivalents totaled approximately $202,000. Short term debt under our South Korean lines of credit totaled approximately $633,000 at June 30, 2007.

Foreign Currency Risk. We are exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiary into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiary's financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income or loss. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. When appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We may use hedging programs in the future and may use currency forward contracts, currency options and/ or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of June 30, 2007, we had no hedging contracts. During the first six months of 2007, the foreign currency transaction gains were not material.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2007, management of our Company, under the supervision of our principal executive and financial officer (CEO), evaluated (the “Controls Evaluation”) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Disclosure Controls”), and our "internal controls and procedures for financial reporting" (“Internal Controls”).

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

Changes in Internal Controls. There have been no significant changes in the Company’s Internal Control that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Control.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On March 28, 2007, Portside Growth and Opportunity Fund, holders of $4,500,000 of the Senior Secured Convertible Notes, filed suit against the Company and certain named directors and officers, in the Supreme Court of the State of New York, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans made by them to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. On June 28, 2007, SpatiaLight and Portside agreed to a Stipulation of Discontinuance, without prejudice, with regard to their respective claims and counterclaims. This Stipulation includes a Standstill Period of 30 days to allow for the opportunity for productive discussions to take place between the parties or their agents prior to either party filing any subsequent claims. To the date of this filing, no further action has been taken by Portside.

We have received notice that the SEC intends to pursue civil remedies in connection with our filing of an unauthorized consent by BDO Seidman, LLP in connection with certain registration statements our issuance of securities without legend or restrictions to Argyle for payment of interest on the Argyle Notes, specifically focusing on our prepayment of interest in late 2004 and early 2005. No legal proceeding has been commenced against us and we are cooperating with the SEC in their investigation.

We are a party to other routine claims and lawsuits from time to time in the ordinary course of business. While the outcome of such ordinary course proceedings cannot be predicted with certainty, we believe that the resolution of any such matters individually or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.  Risk Factors.

The following risk factors are in addition to the risks disclosed in our 2006 Annual Report on Form 10-K filed with the SEC on March 16, 2007, to which you are directed for additional risks associated with our business.

Certain holders of the Senior Secured Convertible Notes issued by us in November 2004 have made claims of default, which could materially affect our financial conditions.

On March 28, 2007, Portside Growth & Opportunity Fund and Smithfield Fiduciary, holders of $9,000,000 of the Senior Secured Convertible Notes, have claimed that the Company is in breach of its obligations under the Senior Secured Convertible Notes. In the event that these claims are determined adversely to the Company, we may be obligated to repay $10,000,000 in principal amount of our outstanding Senior Secured Convertible Notes, together with accrued interest at 12% per annum, a premium of $1,500,000 and liquidated damages in the amount of $683,000. We do not presently have a source of funds with which to make such payments and we may be required to seek protection under applicable bankruptcy laws if such payments are required by the noteholders.

Redemption of the Senior Secured Convertible Notes issued by us in November 2004 could materially affect our financial condition.

On June 15, 2007, as a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received redemption notices from Portside and Smithfield. We have accrued $1,500,000 in redemption premiums as of June 30, 2007 and have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007. We do not presently have a source of funds with which to redeem the Senior Secured Convertible Notes and may be required to seek protection under applicable bankruptcy laws if such redemption is required by the noteholders.

The Conversion Rate under the Senior Secured Convertible Notes may be reset.

Under the terms of the Senior Secured Convertible Notes, a noteholder that has provided us with a notice of redemption may withdraw the notice with respect to all or part of the Senior Secured Convertible Notes and elect to convert such portion at a conversion rate equal to the lowest weighted average price per common share between the date of the redemption notice and the date of the withdrawal. In early July 2007, we received withdrawal notices and elections to convert $100,000 from Portside and $50,000 from Smithfield. The conversion rate with respect to these conversions will be $0.0505 per common share and these and future conversions will result in significant dilution of the current common stockholders. We do not presently have sufficient authorized and unissued common shares to convert all of the Senior Secured Convertible Notes at these conversion rates and additional defaults and penalties under the Senior Secured Convertible Notes of the November 2004 Financing may occur if we fail to convert the Senior Secured Convertible Notes, fail to register additional shares for resale by the noteholders or fail to increase the number of authorized common shares.

We are the subject of an investigation by the staff of the SEC regarding the circumstances surrounding our filing of certain consents of BDO Seidman, LLP without requisite authorization and our issuance of securities without legend or restrictions to Argyle for payment of interest on the Argyle Notes.

We have been advised by the SEC that they intend to pursue civil remedies in connection with the unauthorized filing of a consent by BDO Seidman, LLC as an exhibit to a registration statement as well as our issuance of securities without legend or restrictions to Argyle for payment of interest on the Argyle Notes, specifically focusing on our prepayment of interest in late 2004 and early 2005. The Staff may impose sanctions against us in the form of an injunction against future violations of the securities laws and/ or fines and penalties, which could be material and adversely affect our financial condition.

Future offerings of our common shares pursuant to the April 2007 Equity Credit Agreement could cause the market price of our common shares to decrease significantly, even if our business operations are performing well.

We have entered into an Equity Credit Agreement providing for the sale from time to time of our common shares having an aggregate value of $15,400,000 and a Waiver, Rescission and Settlement Agreement (“Settlement Agreement”) providing for the issuance from time to time of our common shares having an aggregate value of up to $4,347,147. We may offer additional securities under the Equity Credit Agreement and may be required to issue additional securities under the Settlement Agreement which could materially affect the number of common shares outstanding and dilute the price per share of our presently outstanding common shares.

We may offer additional securities under our registration statement related to $75,000,000 in common stock, warrants, subscription rights and units without notice to the stockholders.

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

We amended our Certificate of Incorporation to declare a 50:1 reverse stock split and authorized up to 15,000,000 post-split common shares.

We amended our Certificate of Incorporation to combine 50 current common shares into one common share and authorize up to 15,000,000 post combination common shares. As a result, we have authorized a significant number of authorized and unissued common shares which may be issued without notice or approval from our stockholders. The issuance of a significant number of these shares (or the perception that we may issue a significant number of these shares), whether pursuant to our Equity Credit Agreement, our registration statement, or otherwise may adversely affect the price of our common shares on the market.

Our Common Stock may be subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

On June 13, 2007, the Company received notice that the NASD intended to take necessary actions to remove the Company’s common stock from listing on the Nasdaq Capital Markets and trading in our common shares on the Nasdaq Capital Market has been halted pending determination of the delisting. If the Company’s common shares are delisted from the Nasdaq Capital Market, they would become “penny stock” within the definition of that term under the Securities Exchange Act of 1934, as amended, and would become subject to additional requirements in connection with the purchase and sale of shares.

Under penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the transaction, unless the broker-dealer is otherwise exempt.  Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor.  In addition, under penny stock regulations the broker-dealer is required to:

·
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

·	Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;
·
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

·
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell our common shares, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market.  These additional sales practice and disclosure requirements could impede the buying or sale of our securities.  We believe it is likely that our shares will be subject to such penny stock rules and our stockholders may find it more difficult to sell their securities.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

On June 15, 2007, as a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received redemption notices from Portside and Smithfield and have not redeemed either Note within the time required by the notice. As a result of our failure to redeem the Senior Secured Convertible Notes within five days after receipt of the redemption notice, the noteholders may withdraw any part of the redemption notice and elect to convert the withdrawn amount at a new conversion rate equal to the lowest weighted price of the common shares between June 15, 2007 and the date of withdrawal. In early July 2007, Portside withdrew its redemption notice with respect to $100,000 and Smithfield withdrew its redemption notice with respect to $50,000. We have received a notice of conversion from each noteholder to convert the withdrawn amount at a conversion rate of $0.0505 per common share but do not presently have sufficient authorized common shares to convert the withdrawn amount. We have filed an amendment to our Certificate of Incorporation to effect a 50:1 reverse split of our existing common shares and provide additional authorized shares. The additional shares will be available for issuance when the reverse split is effective and we intend to convert the withdrawn amount at that time. We have accrued $1,500,000 in redemption premiums as of June 30, 2007 and have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on July 13, 2007, the stockholders approved the following:

PROPOSAL NO. 1

The election of Robert C. Munro as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 36,516,853  Against: 0   Withheld: 994,636

The election of Dr. David F. Hakala as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 36,525,248  Against: 0   Withheld: 986,241

The election of Dr. Volkan H. Ozguz as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 36,567,343  Against: 0   Withheld: 944,141

The election of Mr. Young Hwan Kim as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 36,564,903  Against: 0   Withheld: 946,586

The election of Dr. Michael S. Jin as a director of the Corporation to serve for the ensuing year and until his successor is duly elected and qualified.

For: 36,544,948  Against: 0   Withheld: 966,541

PROPOSAL NO. 2

To approve a Certificate of Amendment to our Restated Certificate of Incorporation, as amended (the “Certificate”), to authorize the Board of Directors to combine outstanding Common Shares and/or increase the number of authorized Common Shares from 100,000,000 to 200,000,000.

For: 34,216,830   Against: 3,156,595   Abstain: 144,063

PROPOSAL NO. 3

To approve the Equity Credit Agreement and authorization to issue common shares.

For: 9,889,599   Against: 1,197,045   Abstain: 93,431

PROPOSAL NO. 4

The ratification of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP (OUM) as the Corporation’s independent public accountants for the fiscal year ending December 31, 2006.

For: 36,955,570   Against: 344,819   Abstain: 211,100

ITEM 5.  Other Information.

On August 8, 2007, the Company filed a Certificate of Amendment to its Certificate of Incorporation providing for the combination of 50 shares of its common stock, $.01 par value, into one share of common stock, $.01 par value and providing for the authorization of 15,000,000 shares of Common Stock, $.01 par value on a post-combination basis. The Company expects that its common stock will begin trading on a post-combination basis on August 24, 2004.

ITEM 6.  Exhibits.

3.1	Certificate of Incorporation, as amended (as filed with Amendment No.1 to Form S-3 filed on November 18, 1999)
3.2	Certificate of Amendment dated December 18, 1991 (filed herewith)
3.3	Certificate of Amendment dated June 2, 2003 (filed herewith)
3.4	Certificate of Amendment dated June 29, 2006 (as filed with Form 10-Q filed on August 9, 2006)
3.5	Certificate of Amendment dated August 3, 2006 (filed herewith)
3.6	Bylaws*
10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*
10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*
10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004*
10.4	SpatiaLight 2006 Incentive Plan*

10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*
10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*
10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*
10.12	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated November 28, 2006*
10.13	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchaser dated November 28, 2006*
10.14	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated February 23, 2007*
10.15	Waiver between SpatiaLight and certain investors dated February 23, 2007*
10.16	Equity Credit Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.17	Waiver, Rescission and Settlement Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.18	Escrow Agreement between SpatiaLight, Inc., certain Investors, and McLaughlin & Stern LLP as escrow agent dated April 24, 2007*
31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala
32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.
†Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SpatiaLight, Inc.

Date: August 9, 2007	By:	/s/ David F. Hakala
David F. Hakala
Acting Chief Executive Officer, Chief Operating Officer, Principal Financial and Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation, as amended (as filed with Amendment No.1 to Form S-3 filed on November 18, 1999)
3.2	Certificate of Amendment dated December 18, 1991 (filed herewith)
3.3	Certificate of Amendment dated June 2, 2003 (filed herewith)
3.4	Certificate of Amendment dated June 29, 2006 (as filed with Form 10-Q filed on August 9, 2006)
3.5	Certificate of Amendment dated August 3, 2006 (filed herewith)
3.6	Bylaws*
10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*
10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*
10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004*
10.4	SpatiaLight 2006 Incentive Plan*
10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*
10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*
10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*
10.12	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated November 28, 2006*
10.13	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchaser dated November 28, 2006*
10.14	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated February 23, 2007*
10.15	Waiver between SpatiaLight and certain investors dated February 23, 2007*
10.16	Equity Credit Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.17	Waiver, Rescission and Settlement Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.18	Escrow Agreement between SpatiaLight, Inc., certain Investors, and McLaughlin & Stern LLP as escrow agent dated April 24, 2007*
31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala
32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.
†Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.