Form 10-Q/A
period 2007-06-30
SPATIALIGHT INC
filed 2007-08-13
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
This amendment to our Quarterly Report on Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on August 9, 2007 (“Original Filing”) for the purposes of providing clarification and additional explanation to the section in Note 13 covering U.S. Securities and Exchange Commission Investigations.

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Business Description

SpatiaLight, Inc. is a New York corporation formed in 1989. We conduct operations through our two wholly-owned subsidiaries, SpatiaLight Technologies, Inc. and SpatiaLight Korea, Inc. As used in this Form 10-Q/A, terms such as the “Company,” “we,” “ours,” and similar terms refer to SpatiaLight, Inc. and its wholly-owned subsidiaries, unless otherwise noted.

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

U.S. Securities and Exchange Commission Investigations

As previously reported, we failed to obtain authorization from BDO Seidman LLP before filing their consent to certain registration statements filed in 2005, incorporating their report on our financial statements for the fiscal years ended December 31, 2002 and 2003 as an exhibit to these certain registration statements. We received the requisite authorized consents from BDO Seidman, LLP to incorporate by reference their report on the consolidated financial statements into the registration statements when initially filed and in previous amendments thereto and BDO Seidman, LLP has not withdrawn these previous consents. Argyle Capital Management Corporation, a company controlled by our former Chief Executive Officer, President, Treasurer and Secretary, failed to report the sale of certain securities as required by Section 16 of the Securities Exchange Act of 1934. There were short swing profits associated with these sales and as previously reported, Mr. Olins has paid to the Company the gains he realized on the transactions totaling $22,273. Over the period of 1999 through early 2005 the Company paid interest on a Convertible Note held by Argyle Capital Management through the issuance of shares in a manner prescribed by the Note. Over the period of 2000 to early 2005, these shares were issued free of legend and without restriction on the basis of an opinion of counsel provided by the Company’s corporate counsel at that time. We have received a Wells Notice dated May 25, 2007 from the SEC and have been advised that the SEC intends to pursue civil remedies against the Company in connection with the filing of the unauthorized BDO Seidman, LLP consents and our issuance of securities without legend or restrictions to Argyle for payment of interest on the Argyle Notes, specifically focusing on our prepayment of interest in late 2004 and early 2005. We cannot predict the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made. However, the Company at this time does not believe the SEC to be seeking financial penalties against the Company. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/ or cash flows could be materially affected. We have been cooperating fully with the SEC Staff with respect to these matters.

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

ITEM 6.  Exhibits.

3.1	Certificate of Incorporation, as amended (as filed with Amendment No.1 to Form S-3 filed on November 18, 1999)
3.2	Certificate of Amendment dated December 18, 1991 (as filed with Form 10-Q filed on August 9, 2007)
3.3	Certificate of Amendment dated June 2, 2003 (as filed with Form 10-Q filed on August 9, 2007)
3.4	Certificate of Amendment dated June 29, 2006 (as filed with Form 10-Q filed on August 9, 2006)
3.5	Certificate of Amendment dated August 3, 2006 (as filed with Form 10-Q filed on August 9, 2007)
3.6	Bylaws*
10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*
10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*
10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004*
10.4	SpatiaLight 2006 Incentive Plan*

10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*
10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*
10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*
10.12	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated November 28, 2006*
10.13	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchaser dated November 28, 2006*
10.14	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated February 23, 2007*
10.15	Waiver between SpatiaLight and certain investors dated February 23, 2007*
10.16	Equity Credit Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.17	Waiver, Rescission and Settlement Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.18	Escrow Agreement between SpatiaLight, Inc., certain Investors, and McLaughlin & Stern LLP as escrow agent dated April 24, 2007*
31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala
32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SpatiaLight, Inc.

Date: August 13, 2007	By:	/s/ David F. Hakala
David F. Hakala
Acting Chief Executive Officer, Chief Operating Officer, Principal Financial and Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation, as amended (as filed with Amendment No.1 to Form S-3 filed on November 18, 1999)
3.2	Certificate of Amendment dated December 18, 1991 (as filed with Form 10-Q filed on August 9, 2007)
3.3	Certificate of Amendment dated June 2, 2003 (as filed with Form 10-Q filed on August 9, 2007)
3.4	Certificate of Amendment dated June 29, 2006 (as filed with Form 10-Q filed on August 9, 2006)
3.5	Certificate of Amendment dated August 3, 2006 (as filed with Form 10-Q filed on August 9, 2007)
3.6	Bylaws*
10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*
10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*
10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004*
10.4	SpatiaLight 2006 Incentive Plan*
10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*
10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*
10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*
10.12	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated November 28, 2006*
10.13	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchaser dated November 28, 2006*
10.14	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated February 23, 2007*
10.15	Waiver between SpatiaLight and certain investors dated February 23, 2007*
10.16	Equity Credit Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.17	Waiver, Rescission and Settlement Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.18	Escrow Agreement between SpatiaLight, Inc., certain Investors, and McLaughlin & Stern LLP as escrow agent dated April 24, 2007*
31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala
32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.
†Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.