Form 10-K/A
period 2006-12-31
SPATIALIGHT INC
filed 2007-08-21
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2006.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 17, 2007, registrant had 97,388,513 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory note

This Amendment to our Annual Report on Form 10-K/A is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007 (“Original Filing”) for the purpose of recording a non-cash impairment loss of $1,429,925 against our building in South Korea. On July 24, 2007, we received evidence that LG Electronics (“LGE”) communicated its intention to terminate our Supply Agreement to Mr. Don Suh, in October 2006, in the form of an email to Mr. Suh’s personal email account. The mid-October email to Mr. Suh from LGE was first disclosed to SpatiaLight executives during settlement discussions by LGE’s legal counsel on July 24, 2007. At the time of the October 2006 email, Mr. Suh was our Senior Vice President for Marketing and Sales. He was later appointed to Chief Executive Officer on November 6, 2006, and was subsequently terminated on December 12, 2006. As disclosed in our Original Filing, on March 9, 2007, we received oral notification from LGE of their intent to discontinue the production of all rear projection televisions. As a result of the October 2006 email, we concluded that the asset impairment loss related to our building in South Korea should be recorded in the fourth quarter of 2006. We had previously recorded the impairment loss in the first quarter of 2007, based upon the March 9, 2007 notification from LGE.

In order to correct this error, we are restating our consolidated financial statements for the year ended December 31, 2006. See Note 1 to the consolidated financial statements for a discussion of the restatement. This Form 10-K/A updates the information provided in Part I, Item 1A and Part II, Items 6, 7, and 8 of the Original Filing for the effects of the restatement.

In addition, we are correcting an error in Part I, Item 1A “Risk Factors” related to the amount disclosed as our Federal net operating loss carryforward.

Except for the items described above, no other information in the Original Filing is amended hereby, and this amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. This Amendment continues to speak as of the date of the Original filing, and does not modify or update any other item or disclosures in the Original Filing.

SPATIALIGHT, INC.
FORM 10-K/A ANNUAL REPORT

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

Customers and Potential Customers

LG Electronics, Inc.

LG Electronics (LGE) has informed us of their intent to discontinue the production of rear projection television (RPTV) (both LCoS and DLP). We do not expect significant further sales to LGE, are currently in negotiations with LGE related to an appropriate exit strategy, and are currently assessing the impact of this communication on our business.

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

Taking into account our current financial condition, we will require significant additional financing to satisfy our increasing working capital requirements in 2007 and thereafter. The report of our independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP, dated March 15, 2007 (except for the restatement as described in Note 1 under “Restatement” which is as of August 20, 2007), included in this Annual Report on Form 10-K/A raises substantial doubt with respect to our ability to continue as a going concern.

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

In 2005 and 2006, almost all of our revenue has been derived from LG Electronics, Inc. (LGE). We have been informed by LGE of their intent to discontinue the production of rear projection televisions (both LCoS and DLP). We do not expect significant further sales to LGE. If we cannot diversify our customer base and derive increased revenues through additional purchase orders and product deliveries from customers other than LGE, we will be vulnerable to a substantial decline in anticipated revenues. Any such events could have a material adverse effect on our business, operations and financial condition and the value of our common shares could decline substantially.

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

We have incurred operating losses to date and have experienced cash shortages. For the fiscal year ended December 31, 2006 and 2005, we incurred net losses of approximately $20 million and $14 million, respectively. In addition, we had an accumulated deficit of approximately $102 million as of December 31, 2006. We expect additional losses as we continue spending for commercial scale production and other business activities as well as further research and development of our products. As a result, we will need to generate substantial sales to support our costs of doing business before we can begin to recoup our operating losses and accumulated deficit and achieve profitability.

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

At December 31, 2006, the Company had a federal net operating loss carryforward of approximately $79.7 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforward following a “change in ownership.” The amount of the limitation is based on a statutory rate of return and the value of the corporation at the time of the change of ownership. Private placements and other sales of equity securities by the Company can cause a change of ownership either individually or in the aggregate. If a change of ownership occurs and an annual limitation is imposed, a portion of these carryforwards may expire before the Company is able to utilize them.

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

Statements of Operations:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Revenue	$474,004	$237,724	$1,160,978	$221,252	$-

Gross margin	$(5,387,640)	$(1,519,365)	$178,696	$(487,068)	$(286,000)

Total operating expenses	$11,810,774	$11,027,836	$9,046,876	$8,308,470	$6,714,882

Net loss before cumulative effect of change
in accounting principle	$(20,172,994)	$(14,024,639)	$(9,367,001)	$(9,516,377)	$(9,027,913)

Cumulative effect of change in accounting
principle	$(223,993)	$-	$-	$-	$-

Net loss	$(20,396,987)	$(14,024,639)	$(9,367,001)	$(9,516,377)	$(9,027,913)

Net loss per share - basic and diluted:

Net loss per share before cumulative effect
of change in accounting principle	$(0.50)	$(0.39)	$(0.27)	$(0.34)	$(0.37)

Cumulative effect of change in accounting
principle	$(0.01)	$-	$-	$-	$-

Net loss per share	$(0.50)	$(0.39)	$(0.27)	$(0.34)	$(0.37)

Weighted average shares used in computing
net loss per share- basic and diluted	40,717,579	36,375,068	34,154,057	28,173,770	24,578,226

Balance Sheet Data:
	December 31,
	2006	2005	2004	2003	2002

Cash and cash equivalents	$220,256	$42,565	$9,087,551	$6,359,969	$575,663

Inventory, net	$423,075	$756,723	$1,173,314	$779,617	$275,959

Working capital (deficit)	$(12,893,640)	$(3,435,696)	$7,679,815	$6,228,782	$(807,891)

Total assets	$6,246,044	$8,081,078	$15,258,136	$8,349,696	$2,058,454

Secured convertible notes	$10,784,087	$10,340,113	$9,885,140	$1,155,000	$4,207,232

Total stockholders' equity (deficit)	$(8,838,593)	$(7,915,226)	$1,578,182	$5,813,275	$(4,373,806)

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

Restatement of Financial Results

On July 24, 2007, we received evidence that LG Electronics (“LGE”) communicated its intention to terminate our Supply Agreement to Mr. Don Suh, in October 2006, in the form of an email to Mr. Suh’s personal email account. The mid-October email to Mr. Suh from LGE was first disclosed to SpatiaLight executives during settlement discussions by LEG’s legal counsel on July 24, 2007. At the time of the October 2006 email, Mr. Suh was our Senior Vice President for Marketing and Sales. He was later appointed to Chief Executive Officer on November 6, 2006, and was subsequently terminated on December 12, 2006. On March 9, 2007, we received oral notification from LGE of their intent to discontinue the production of all rear projection televisions. As a result of the October 2006 email, we concluded that the asset impairment loss related to our building in South Korea should be recorded in the fourth quarter of 2006. We had previously recorded the impairment loss in the first quarter of 2007, based upon the March 9, 2007 notification from LGE.

Status of Business with LG Electronics, Inc.

LG Electronics (LGE) has informed us of their intent to discontinue the production of rear projection television (RPTV) (both LCoS and DLP). We do not expect significant further sales to LGE, are currently in negotiations with LGE related to an appropriate exit strategy, and are currently assessing the impact of this communication on our business.

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

Liquidity and Capital Resources

Through December 31, 2006, we have sustained recurring net losses from operations and, at December 31, 2006, we had a stockholders’ deficit of approximately $8,839,000. During 2006, we experienced negative cash flows from operating activities of approximately $12,415,000 and a net loss of approximately $20,397,000. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 1,300,000 of our common shares in mid-January 2006 at a purchase price of $2.62 per share and approximately $1.1 million that we received from the sale of 500,000 of our common shares on March 17, 2006 at a purchase price of $2.18 per share. Additional contributions came from the exercise of employee stock options. Additionally, cash for the three months ended March 31, 2006 was provided by a Korean Won 1.5 billion (approximately $1.5 million) short-term loan obtained in March 2006 that was repaid in early April 2006. See Note 3 for further details of this loan. In the second quarter of 2006, cash was primarily provided by the net proceeds of approximately $2.4 million that we received from the sale of 750,000 of our common shares on April 7, 2006 at a purchase price of $3.26 per share and approximately $1.7 million that we received from the sale of 601,000 of our common shares on June 6, 2006 at a purchase price of $2.80 per share. The funds from these financings were used to fund our operations for the second quarter of 2006. In the third quarter of 2006, cash was primarily provided by the net proceeds of approximately $1.6 million that we received from the sale of 761,500 of our common shares on August 9, 2006 at a purchase price of $2.25 per share and $0.5 million that we received from the sale of 270,270 of our common shares on September 26, 2006 at a purchase price of $1.85 per share. The funds from these financings were used to fund our operations for the third quarter of 2006. During the fourth quarter of 2006, cash was provided by net proceeds of approximately $2.8 million that we received from the sale of 2,400,000 of our common shares on November 29, 2006 at a purchase price of $1.25 per share. The funds from these financings were used to fund our operations for the fourth quarter of 2006.

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

As of December 31, 2006, we had an accumulated deficit of approximately $102.1 million. We have experienced significant losses in the past and expect that these losses will continue until we start to generate significant revenues from the sale of our products. We generated revenue of approximately $474,000 during 2006. Although we are expecting to generate revenues from the sale of our products in 2007, we expect to operate at a loss during 2007. There can be no assurance that our business will operate on a profitable basis thereafter.

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

The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2006:

	Payments Due By Period
	Less than 1
Contractual obligations	year	1 - 3 years	3-5 years	over 5 years	Total

Long-term convertible debt (1)	$-	$1,188,000	$-	$-	$1,188,000
Senior secured convertible notes (3)	10,000,000	-	-	-	10,000,000
Short term loans	591,070	-	-	-	591,070
Interest on senior secured convertible notes (2)	916,667	-	-	-	916,667
Operating lease commitments	459,040	792,419	-	-	1,251,459
Total contractual cash obligations	$11,966,777	$1,980,419	$-	$-	$13,947,196

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

Results of Operations

Three years ended December 31, 2006, 2005 and 2004

Revenue. We recognized sales revenue of approximately $474,000, $238,000, and $1,161,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue in 2004 was related to deliveries made pursuant to agreements relating to the sale of our T-1 LCoS Sets and light engines, primarily to customers in China. During 2005 we changed our focus to the further development, manufacture and sale of our T-3 LCoS Sets, primarily to LGE. Revenues significantly decreased from 2004 to 2005 because of problems that we experienced in the manufacturing of our T-3 LCoS Sets. Revenue in 2006 was related to delivery of our T-3 LCoS Sets, primarily to LGE. Revenue during the fourth quarter 2006 decreased from its trend earlier in the year because LGE significantly decreased its shipment releases against its outstanding purchase order with us during the fourth quarter 2006. As mentioned earlier, we have been informed by LGE that they are intending to discontinue production of RPTV products (both LCoS and DLP) at this time, continuing their emphasis on flat panel display televisions. As a result, we do not expect significant further sales to LGE. See “Status of Business with LG Electronics, Inc.”, “Status of Business in Taiwan” and “Status of Business in China” under this Item 7 for a more detailed description of the agreements relating to the sale of our products.

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

	2006	2005
	Increase/	Increase/
	(decrease)	(decrease)

Legal	$838,000	$456,000
Auditing and Accounting	(137,000)	452,000
Consulting	78,000	250,000
Rent	(203,000)	-
Wages and related taxes and benefits	(399,000)	355,000
Recruiting expense	100,000	-
Freight and delivery	(73,000)	162,000
Travel and entertainment	(63,000)	53,000
Public relations	83,000	-
Bad debt expense	-	(350,000)
Other	(40,000)	67,000
	$184,000	$1,445,000

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

Impairment loss. We recorded an asset impairment loss of $1,429,925 related to our building in South Korea in the quarter ended December 31, 2006, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based upon the estimated fair value of the building. On July 24, 2007, we received evidence that LG Electronics (“LGE”) communicated its intention to terminate our Supply Agreement to Mr. Don Suh, in October 2006, in the form of an email to Mr. Suh’s personal email account. The mid-October email to Mr. Suh from LGE was first disclosed to SpatiaLight executives during settlement discussions by LGE’s legal counsel on July 24, 2007. At the time of the October 2006 email, Mr. Suh was our Senior Vice President for Marketing and Sales. He was later appointed to Chief Executive Officer on November 6, 2006, and was subsequently terminated on December 12, 2006. On March 9, 2007, we received oral notification from LGE of their intent to discontinue the production of all rear projection televisions. As a result of the October 2006 email, we concluded that the asset impairment loss related to our building in South Korea should be recorded in the fourth quarter of 2006.

We considered the loss of LGE as a customer a significant change in circumstances which indicated the need for an impairment analysis, based on undiscounted cash flows. While we believe that we will find other customers for our products, we do not currently have existing customers to support estimated cash flows to achieve the recoverability of the asset and our forecast of future revenues, at this point, is speculative. Further, we receive a 100% land lease payment exemption because the facility is located on land designated a “free economic zone” by the South Korean national government and the South Korean government has certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our “high technology” certification. If we were to lose the lease, we might be required to donate the building to the South Korean government.

In determining the fair value of the building, we considered an independent appraisal which took into account the building’s overall structure, materials, and current condition. Based upon our analysis, the building’s estimated fair value was less than the net book value. As a result, the carrying value of the building has been reduced by $1,429,925 with a corresponding charge to impairment loss on the consolidated statement of operations.

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

Loss before income taxes. Losses before income taxes were approximately $20,397,000, $14,022,000, and $9,366,000 in 2006, 2005 and 2004, respectively. The increase in losses from 2006 to 2005 and from 2005 to 2004 is primarily due to costs associated with starting up our South Korean manufacturing facility coupled with negligible sales, increased legal fees related to the SEC investigations and 2006 financings, offset by non-cash gains from the revaluation of the note purchase option liability of $754,000 and $412,000 in 2005 and 2004, respectively. Additional factors between 2005 and 2004 include approximately $1,443,000 of increased interest expense associated with our $10,000,000 notes ($443,000 of which is non-cash).

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

Considerable management judgment is required in determining if and when a condition would trigger an impairment assessment of our long-lived assets and once such a determination has been made, considerable management judgment is required to determine the fair market value of the long-lived asset. In determining the fair value of the asset, we consider the associated net present value of estimated future cash flows and/or independently performed appraisals. Such estimated future cash flows are based on assumptions about our expected future operating performance. Our estimates of future cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions or changes to our business operations. Impairments would be recognized in operating results to the extent that the carrying value exceeds this estimated fair value of the long-lived assets.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operations, and has a negative working capital position and a stockholders’ deficit. Management believes that the Company's cash resources will not be sufficient to sustain its operations beyond March 2007 without additional financing. As also described in Notes 1 and 3, The Company’s Senior Secured Convertible Notes totaling $10 million mature in November 2007, and the Company has received notices from certain of its Senior Secured Convertible Noteholders calling for immediate redemption of their convertible notes based on alleged events of default. Management believes, after reviewing the alleged events of default with outside legal counsel, the alleged events of default lack merit and would not entitle the Noteholders to call the Senior Secured Convertible Notes and other remedies they are seeking. If the Noteholders prevail in calling the convertible notes, the entire debt obligation could become due and payable immediately, including the related amounts of redemption premium and liquidated damages, and the Company would be forced to refinance or repay the debt obligations or seek other alternative financing. Moreover, the Company will be required to repay or refinance the Senior Secured Convertible Notes in November 2007, and will need to obtain additional financing to repay the Noteholders. Additionally, as described in Notes 1 and 11, the Company, based upon discussions in March 2007 with its major customer, does not expect significant further sales to this customer. Furthermore, as described in Note 10, the Company is subject to U.S. Securities and Exchange Commission investigations relating to the filing of unauthorized consents of its predecessor auditor in certain registration statements, and the sale of the Company’s common stock held by its former Chief Executive Officer, and may be subject to certain penalties and claims relating thereto. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provision of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, and Statement of Financial Accounting Standard No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” as of January 1, 2006. Additionally, the Company adopted Financial Accounting Standards Board Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” in the fourth quarter of 2006.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the year ended December 31, 2006 have been restated to correct the Company’s accounting for an asset impairment loss on long-lived assets at the Company’s wholly-owned subsidiary in South Korea.

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

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, California
March 15, 2007 except for the “Restatement” section of Note 1, the "Impairment loss" section of Note 4, and Note 5, as to which the date is August 20, 2007

SPATIALIGHT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
	(As Restated)
	See Note 1
ASSETS
Current assets
Cash and cash equivalents	$220,256	$42,565
Accounts receivable, net of allowance of $0 at December 31,
2006 and 2005	52,238	139,676
Inventory, net	423,075	756,723
Prepaids and other current assets	307,428	255,157
Total current assets	1,002,997	1,194,121

Property and equipment, net	5,205,926	6,813,520
Other assets	37,121	73,437

Total assets	$6,246,044	$8,081,078

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Senior secured convertible notes - current portion	$9,596,086	$-
Unsecured short term loans	591,070	572,025
Short term loan from a related party	-	224,384
Accounts payable	1,916,249	1,665,711
Fair value of warrants to purchase common stock	-	778,270
Accrued expenses and other current liabilities	1,793,232	1,389,427
Total current liabilities	13,896,637	4,629,817

Senior secured and related party convertible notes	1,188,000	10,340,113

Total liabilities	15,084,637	14,969,930

Commitments and contingencies

Temporary equity:
Common stock, subject to registration, $0.01 par value;
571,431 shares issued and outstanding, net of fair value of warrants
of $958,625 and issuance costs of $15,000 at December 31, 2005	-	1,026,374
Total liabilities and temporary equity	15,084,637	15,996,304

Stockholders' equity (deficit):
Common stock, $.01 par value:
100,000,000 and 50,000,000 shares authorized as of December 31, 2006 and December 31, 2005, respectively; 44,482,616 and 36,777,069 shares issued
and outstanding at December 31, 2006 and 2005, respectively	444,826	367,771
Additional paid-in capital	94,756,700	76,631,925
Prepaid non-cash interest to related party	(2,314,266)	(3,471,398)
Other comprehensive income	336,975	222,317
Accumulated deficit	(102,062,828)	(81,665,841)
Total stockholders' equity (deficit)	(8,838,593)	(7,915,226)

Total liabilities, temporary equity, and stockholders' equity (deficit)	$6,246,044	$8,081,078

See accompanying notes to consolidated financial statements.

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004
	(As Restated)
	See Note 1

Revenue	$474,004	$237,724	$1,160,978
Cost of revenue and manufacturing expenses	(5,861,644)	(1,757,089)	(982,282)
Gross margin	(5,387,640)	(1,519,365)	178,696

Operating expenses:
Selling, general and administrative expenses (including stock-based expense of $1,875,330, $186,187 and $931,534
for the years 2006, 2005, and 2004, respectively)	9,313,910	7,441,540	6,741,226
Research and development expenses	1,066,939	3,586,296	2,305,650
Impairment loss	1,429,925	-	-

Total operating expenses	11,810,774	11,027,836	9,046,876

Operating loss	(17,198,414)	(12,547,201)	(8,868,180)

Other income (expense):
Interest expense:
Interest expense	(396,194)	(1,107,812)	(156,693)
Non-cash interest expense	(2,856,393)	(1,430,506)	(791,036)
Total interest expense	(3,252,587)	(2,538,318)	(947,729)

Other income:
Gain from revaluation of note purchase option and
investment right liabilities	-	754,374	412,374
Gain from revaluation of warrants	43,638	180,355	-
Foreign currency translation gain	90,880	58,531	-
Interest and other income	145,289	69,920	38,009
Total other income	279,807	1,063,180	450,383

Total other income (expenses)	(2,972,780)	(1,475,138)	(497,346)

Loss before income tax expense	(20,171,194)	(14,022,339)	(9,365,526)

Income tax expense	1,800	2,300	1,475

Loss before cumulative effect of change in
accounting principle	(20,172,994)	(14,024,639)	(9,367,001)

Cumulative effect of change in accounting principle	(223,993)	-	-

Net loss	$(20,396,987)	$(14,024,639)	$(9,367,001)

Net loss per share - basic and diluted

Net loss per share before cumulative change in
accounting principle	$(0.50)	$(0.39)	$(0.27)
Cumulative effect of change in accounting principle	$(0.01)	$-	$-
Net loss per share	$(0.50)	$(0.39)	$(0.27)

Weighted average shares used in computing
net loss per share - basic and diluted	40,717,579	36,375,068	34,154,057

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				PREPAID	NOTES		OTHER
				NONCASH	RECEIVABLE		COMPRE-		TOTAL
			ADDITIONAL	INTEREST	FROM	ACCUM-	HENSIVE	COMMON	STOCKHOLDERS’
	COMMON STOCK		PAID-IN	RELATED	STOCK	ULATED	INCOME	STOCK	EQUITY
	SHARES	AMOUNT	CAPITAL	PARTY	HOLDERS	DEFICIT	(LOSS)	ISSUABLE	(DEFICIT)

Balance, January 1, 2004	33,229,191	$332,292	$61,046,425	$-	$(1,096,926)	$(58,274,201)	$-	$3,805,685	$5,813,275

Exercise of stock options and warrants, 132,737 shares issued in January 2005	1,013,127	10,131	2,484,387	-	-	-	-	394,185	2,888,703

Issuance of options to employees and directors	-	-	67,674	-	-	-	-	-	67,674

Issuance of warrant for services	-	-	263,850	-	-	-	-	-	263,850

Issuance of shares for prepayment of related party interest	264,036	2,640	1,541,734	(1,544,374)	-	-	-	-	-

Shares issuable for prepayment of related party interest, 448,768 issued in January 2005	-	-	-	(3,643,964)	-	-	-	3,643,964	-

Payments on notes receivable from stockholders	-	-	-	-	269,851	-	-	-	269,851

Reduction of note receivable in exchange for financing commitment	-	-	-	-	600,000	-	-	-	600,000

Accrued interest on notes receivable from stockholder	-	-	-	-	(14,387)	-	-	-	(14,387)

Beneficial pricing on conversion feature on convertible notes	-	-	156,610	-	-	-	-	-	156,610

Issuance of common shares issuable	820,082	8,201	3,797,484	-	-	-	-	(3,805,685)	-

Amortization of related party prepaid non-cash interest	-	-	-	800,063	-	-	-	-	800,063

Short swing profit	-	-	25,982	-	-	-	-	-	25,982

Comprehensive loss:

Net loss	-	-	-	-	-	(9,367,001)	-	-	(9,367,001)

Foreign currency translation adjustments	-	-	-	-	-	-	73,562	-	73,562
Total comprehensive loss	-	-	-	-	-	-	-	-	(9,293,439)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (con't)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				PREPAID	NOTES		OTHER
				NONCASH	RECEIVABLE		COMPRE-		TOTAL
			ADDITIONAL	INTEREST	FROM	ACCUM-	HENSIVE	COMMON	STOCKHOLDERS'
	COMMON STOCK		PAID-IN	RELATED	STOCK	ULATED	INCOME	STOCK	EQUITY
	SHARES	AMOUNT	CAPITAL	PARTY	HOLDERS	DEFICIT	(LOSS)	ISSUABLE	(DEFICIT)

Balance, December 31, 2004	35,326,436	$353,264	$69,384,146	$(4,388,275)	$(241,462)	$(67,641,202)	$73,562	$4,038,149	$1,578,182

Issuance of options below fair market value to employees	-	-	22,000	-	-	-	-	-	22,000

Exercise of stock options and warrants	369,163	3,692	532,297	-	-	-	-	-	535,989

Issuance of warrant for services	-	-	164,187	-	-	-	-	-	164,187

Issuance of common shares, net of issuance costs of $103,539 and fair value of investment right	499,965	5,000	2,496,961	-	-	-	-	-	2,501,961

Payments on notes receivable from stockholders	-	-	-	-	249,105	-	-	-	249,105

Accrued interest on notes receivable from stockholder	-	-	-	-	(7,643)	-	-	-	(7,643)

Issuance of common shares issuable	581,505	5,815	4,032,334	-	-	-	-	(4,038,149)	-

Amortization of prepaid non-cash interest	-	-	-	916,877	-	-	-	-	916,877

Comprehensive loss:

Net loss	-	-	-	-	-	(14,024,639)	-	-	(14,024,639)

Foreign currency translation adjustments	-	-	-	-	-	-	148,755	-	148,755
Total comprehensive loss	-	-	-	-	-	-	-	-	(13,875,884)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (con't)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				PREPAID	NOTES		OTHER		TOTAL
				NONCASH	RECEIVABLE		COMPRE-		STOCK-
			ADDITIONAL	INTEREST	FROM	ACCUM-	HENSIVE	COMMON	HOLDERS'
	COMMON STOCK		PAID-IN	RELATED	STOCK	ULATED	INCOME	STOCK	EQUITY
	SHARES	AMOUNT	CAPITAL	PARTY	HOLDERS	DEFICIT	(LOSS)	ISSUABLE	(DEFICIT)

Balance, December 31, 2005	36,777,069	$367,771	$76,631,925	$(3,471,398)	$-	$(81,665,841)	222,317	$-	$(7,915,226)

Reclassification from temporary equity of October 2005 Financing shares upon effectiveness of registration statement, including $743,319 market value of warrants issued	571,431	5,714	1,763,979	-	-	-	-	-	1,769,693

Exercise of stock options	50,000	500	39,745	-	-	-	-	-	40,245

Stock-based compensation expense	-	-	1,875,330	-	-	-	-	-	1,875,330

Issuance of common shares and warrants, net of issuance costs of $650,160	6,582,770	65,828	13,232,076	-	-	-	-	-	13,297,904

Issuance of common shares for interest and liquidated damages charges	501,346	5,013	1,191,372	-	-	-	-	-	1,196,385

Short swing profit	-	-	22,273	-	-	-	-	-	22,273

Amortization of prepaid non-cash interest	-	-	-	1,157,132	-	-	-	-	1,157,132
Comprehensive loss:

Net loss (Restated, See Note 1)	-	-	-	-	-	(20,396,987)	-	-	(20,396,987)

Foreign currency translation adjustment	-	-	-	-	-	-	114,658	-	114,658

Total comprehensive loss	-	-	-	-	-	-	-	-	(20,282,329)
Balance, December 31, 2006 (Restated, See Note 1)	44,482,616	$444,826	$94,756,700	$(2,314,266)	$-	$(102,062,828)	$336,975	$-	$(8,838,593)

See accompanying notes to consolidated financial statements

SPATIALIGHT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(As Restated)
	See Note 1
Cash flows from operating activities:
Net loss	$(20,396,987)	$(14,024,639)	$(9,367,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	-	-	345,030
Inventory reserve adjustment	444,364	351,377	(210,000)
Impairment loss	1,429,925	-	-
Depreciation and amortization	864,064	728,383	575,391
Stock-based general and administrative expenses	1,875,330	186,187	931,524
Non-cash interest expense	2,856,393	1,430,506	791,036
Gain from revaluation of note purchase option and investment right liabilities	-	(754,374)	(412,374)
Gain from revaluation of warrants	(43,638)	(180,355)	-
Non-cash foreign currency translation gain	(90,880)	58,531	-
Accrued interest on notes receivable from stockholder	-	(7,643)	(14,387)
Gain on sale of fixed assets	(3,375)	(1,928)	-
Changes in operating assets and liabilities:
Accounts receivable	87,438	124,377	(491,553)
Inventory	(110,716)	65,214	(183,697)
Prepaids and other current assets	(44,422)	714,901	(411,437)
Other assets	36,316	50,337	(22,711)
Accounts payable	343,646	1,005,783	(261,890)
Accrued expenses and other current liabilities	337,054	577,484	214,806

Net cash used in operating activities	(12,415,488)	(9,675,859)	(8,517,263)

Cash flows from investing activities:
Purchase of property and equipment	(622,623)	(5,534,882)	(795,173)
Proceeds from the sale of property and equipment	84,166	-	-
Construction in progress	-	-	(950,627)

Net cash used in investing activities	(538,457)	(5,534,882)	(1,745,800)

Cash flows from financing actitivies:
Proceeds from issuance of short-term notes	8,856,697	987,316	-
Payment on short-term notes	(9,095,383)	(190,907)	-
Proceeds from the issuance of convertible notes	-	-	10,000,000
Payments on notes receivable from stockholders	-	249,105	269,851
Financing costs for convertible notes	-	-	(217,162)
Short swing profits	22,274	-	25,982
Proceeds from sales of common shares and warrants, net of fees	13,306,590	4,581,460	-
Proceeds from exercise of warrants and options	40,245	535,989	2,888,703

Net cash provided by financing activities	13,130,423	6,162,963	12,967,374

Net increase (decrease) in cash and cash equivalents	176,478	(9,047,778)	2,704,311

Effect of exchange rate changes on cash	1,213	2,792	23,271

Cash and cash equivalents at beginning of period	42,565	9,087,551	6,359,969
Cash and cash equivalents at end of period	$220,256	$42,565	$9,087,551

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring operating losses and negative cash flows from operations. As of December 31, 2006, we had negative net working capital of $12.9 million and an accumulated deficit of $102.1 million, with total stockholders’ deficit of $8.8 million.

Our total cash and cash equivalents at December 31, 2006 was $220,256. As disclosed in Note 11 - Subsequent Events after December 31, 2006, we received approximately $2.3 million in gross proceeds from the sale of 2,190,477 of our common shares in February 2007. We believe these reserves are sufficient to sustain our operations and meet our capital and liquidity requirements through March 2007. We plan on raising additional funds through anticipated cash payments from customers, additional equity financings and exercises of stock options and warrants. No assurance can be given that we will receive cash payments from customers, that we will be able to raise additional equity, or that there will be exercises of stock options and warrants. If we do not receive additional funds from these or other sources, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

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

In 2006, a substantial percentage of our product deliveries, which were in small quantities, were made to LGE. We have been informed by LGE of their intent to discontinue production of RPTVs (both LCoS and DLP). We do not expect significant further sales to LGE. We intend to replace the revenues from LGE with revenues from sales of our T-3 RPTV model to other customers, as well as sales of products to manufacturers of head mounted displays and microprojectors. Due to the development and ramp up time periods, significant revenue is not anticipated until at least the second half of 2007.

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

Useful
Lives in
Category	Years

Buildings	40
Other equipment and instruments	3-10
Machinery and manufacturing equipment	3-10
Office furniture and fixtures	3-5
Tooling	1-5
Computer software and hardware	3-5

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

Considerable management judgment is required in determining if and when a condition would trigger an impairment assessment of our long-lived assets and once such a determination has been made, considerable management judgment is required to determine the fair market value of the long-lived asset. In determining the fair value of the asset, we consider the associated net present value of estimated future cash flows and/or independently performed appraisals. Such estimated future cash flows are based on assumptions about our expected future operating performance. Our estimates of future cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions or changes to our business operations. Impairments would be recognized in operating results to the extent that the carrying value exceeds the estimated fair value of the long-lived assets.

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

South Korea

Cash	$3,131
Accounts receivable	45,899
Prepaid expenses	94,497
Deposits	3,566
Building, net	3,056,036
Machinery and manufacturing equipment, net	761,781
Office furniture and fixtures, net	121,225
Other equipment and instruments, net	753,115
Inventory, net	393,479

$5,232,729

The following table summarizes our product revenues percentages for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
LCoS (T-3) sets	96%	77%	5%
LCoS (T-1) sets	-	4%	42%
Light engine display units	-	1%	51%
Other (primarily supporting electronics)	4%	18%	2%
Total	100%	100%	100%

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Restatement

On July 24, 2007, we received evidence that LG Electronics (“LGE”) communicated its intention to terminate our Supply Agreement to Mr. Don Suh, in October 2006, in the form of an email to Mr. Suh’s personal email account. The mid-October email to Mr. Suh from LGE was first disclosed to SpatiaLight executives during settlement discussions by LGE’s legal counsel on July 24, 2007. At the time of the October 2006 email, Mr. Suh was our Senior Vice President for Marketing and Sales. He was later appointed to Chief Executive Officer on November 6, 2006, and was subsequently terminated on December 12, 2006. On March 9, 2007, we received oral notification from LGE of their intent to discontinue the production of all rear projection televisions. As a result of the October 2006 email, we concluded that the asset impairment loss related to our building in South Korea should be recorded in the fourth quarter of 2006. We had previously recorded the impairment loss in the first quarer of 2007, based upon the March 9, 2007 notification from LGE.

Therefore, we have restated our audited consolidated financial statements for the year ended December 31, 2006.

The following table outlines the effects of the restatement described above for the period that has been previously reported as of and for the year ended December 31, 2006.

	Previously Reported	As Restated
Consolidated Balance sheet:
Property and equipment, net	$6,635,851	$5,205,926
Total assets	$7,675,969	$6,246,044
Accumulated deficit	$(100,632,903)	$(102,062,828)
Total stockholders’ deficit	$(7,408,668)	$(8,838,593)
Total liabilities and stockholders’ deficit	$7,675,969	$6,246,044

Consolidated Statement of Operations:
Impairment loss	$-	$1,429,925
Total operating expenses	$10,380,849	$11,810,774
Operating loss	$(15,768,489)	$(17,198,414)
Loss before income tax	$(18,741,269)	$(20,171,194)
Loss before cumulative effect of change in accounting principle	$(18,743,069)	$(20,172,994)
Net loss	$(18,967,062)	$(20,396,987)
Net loss per share: basic and diluted
Net loss per share before cumulative change in accounting principle	$(0.46)	$(0.50)
Net loss per share	$(0.47)	$(0.50)

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

Issuance of Shares and Warrants in 2006

On November 30, 2006, when the price of our common stock was $1.75, we issued 143,963 of our common shares in lieu of cash to the Senior Secured Notes for the payment of one quarter’s interest incurred from these notes. Under the terms of the Senior Secured Convertible Notes, we can issue our common shares instead of making cash payments for interest at our option, as long as certain specified conditions are met. All of the specified conditions were met as of November 30, 2006.

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

On September 26, 2006, when the price of our common stock was $2.20, we sold 270,270 of our common shares in a private placement to certain institutional investors that have previously purchased our common shares in private transactions on several occasions and are currently stockholders of our Company. The purchase price of the common shares was $1.85 per share. The transaction included the issuance of warrants to purchase 89,189 common shares with an exercise price of $2.25 per share exercisable within five years from the date of issuance. We received $500,000 in gross proceeds, before issuance costs of $17,500, from the sale of these shares, which were used for working capital and other general corporate purposes. We are required under a registration rights agreement to file a registration statement for the resale of the shares and shares issuable upon the exercise of the warrants within 30 calendar days from the closing date and have the registration statement declared effective no later than 90 calendar days after the closing date. The registration rights agreement provides that if we do not meet the above deadlines, we may be required to pay an amount equal to 2% of the aggregate purchase price or $10,000 as partial liquidated damages when each of these dates occur and an additional 1% for each month thereafter to a contractually defined maximum of 12% of the aggregate purchase price or $60,000. Once the registration statement is declared effective, we are required to maintain effectiveness of the registration statement until the shares covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k). Because we have not filed a registration statement for these shares and shares issuable upon exercise of the warrants, we have accrued liquidated damages of $20,000 as of December 31, 2006. In accordance with EITF 00-19, we classified net stock issuance proceeds as temporary equity, and as a warrant liability, because shares issued or issuable upon exercise of the warrants were subject to registration and potential liquidated damages, which may have been greater than the difference in fair values between registered and unregistered shares, if we were unable to have a registration statement declared effective or unable to maintain its effectiveness. We recorded the fair value of the warrants at issuance of $138,000 as a liability and the remaining net stock proceeds of $345,000 as temporary equity. The fair value of the warrants was calculated using the Black-Scholes option pricing model, using the following assumptions: stock price $2.20, exercise price $2.25, volatility 86%, risk-free interest rate 4.56%, remaining contractual life 5 years, and dividend yield of zero. On September 30, 2006, the fair value of the warrants was revalued and calculated at $129,000, using the Black-Scholes option pricing model, using the following assumptions: stock price $2.09, exercise price $2.25, volatility 86%, risk-free interest rate 4.56%, remaining contractual life of five years, and dividend yield of zero. The decrease of $9,000 was reflected as a gain from revaluation of warrants in the consolidated statement of operations for the year ended December 31, 2006. As discussed in Note 1, under Adoption of New Accounting Pronouncements, we reclassified the carrying value of the stock from temporary equity, and the fair value of the warrant liability, to equity on October 1, 2006 upon adoption of FSP EITF 00-19-2.

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

On August 31, 2006, when the price of our common stock was $2.27, we issued 109,143 of our common shares in lieu of cash to the Senior Secured Notes for the payment of one quarter’s interest incurred from these notes. Under the terms of the Senior Secured Convertible Notes, we can issue our common shares instead of making cash payments for interest at our option, as long as certain specified conditions are met. All of the specified conditions were met as of August 31, 2006.

On August 9, 2006, when the price of our common stock was $2.60, we issued 761,500 of our common shares in a private placement to an institutional investor (“August 2006 Financing”). The purchase price of the common shares was $2.25 per share. We received approximately $1.7 million in gross proceeds, before issuance costs, from the sale of these shares, which were used for working capital and other general corporate purposes. We paid $110,000 to our former Executive Vice President of Strategic Planning to facilitate this transaction, which were costs directly related to the transaction, and recorded this amount as a reduction of the gross proceeds. We are required under a registration rights agreement to file a registration statement for the resale of the shares within 30 calendar days from the closing date and have the registration statement declared effective no later than 90 calendar days after the closing date. The registration rights agreement provides that if we do not meet the above deadlines, we may be required to pay an amount equal to 1.5% of the aggregate purchase price or $25,700 as partial liquidated damages when each of these dates occur and an additional $25,700 for every 30 days thereafter up to six month. After six months, the percentage increases to 2.5% or $42,800 for each additional 30 days with no contractual maximum. Once the registration statement is effective, we are required to maintain effectiveness of the registration statement until the shares covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k). The institutional investor has waived any claim for liquidated damages based on the failure to file a registration statement within the time required until a reasonable time after the effectiveness of our universal shelf registration statement on Form S-3 (Registration No. 333-137100). We classified the net proceeds from the stock issuance as temporary equity at September 30, 2006 in accordance with EITF 00-19, because the shares issued were subject to registration and potential liquidated damages if we were unable to have the registration statement declared effective or unable to maintain its effectiveness. As discussed in Note 1, under Adoption of New Accounting Pronouncements, we reclassified the carrying value of the stock from temporary equity to equity on October 1, 2006, upon adoption of FSP EITF 00-19-2.

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

On May 31, 2006, when the price of our common stock was $3.06, we issued 81,665 of our common shares in lieu of cash to the Senior Secured Notes for the payment of one quarter’s interest incurred from these notes. Under the terms of the Senior Secured Convertible Notes, we can issue our common shares instead of making cash payments for interest at our option, as long as certain specified conditions are met. All of the specified conditions were met as of May 31, 2006.

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

As mentioned above, prior to the issuance of FSP EITF 00-19-2, as further described in Note 1, Adoption of New Accounting Pronouncements, in accordance with EITF 00-19, the fair value of the warrants at inception was accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. We reclassified the warrant liability to equity upon effectiveness of the related registration statement, on April 18, 2006. The fair value of the warrants at inception, of $958,625, was calculated using the Black-Scholes option pricing model, using the following assumptions: stock price $4.26, exercise price $5.00, volatility 217%, risk free interest rate 3.00%, remaining contractual life 5 years and dividend yield of zero. On December 31, 2005, the fair value of the warrants was revalued and calculated at $778,270, using the Black-Scholes option pricing model, using the following assumptions: stock price $3.47, exercise price $5.00, volatility 217%, risk free interest rate 3.00%, remaining contractual life 4.87 years and dividend yield of zero. The decrease of $180,355 is reflected as a gain from revaluation of warrants in the consolidated statement of operations during the year ended December 31, 2005. On April 18, 2006, the fair value of the warrants was revalued and calculated at $743,319, using the Black-Scholes option pricing model, using the following assumptions: stock price $3.48, exercise price $5.00, volatility 178%, risk free interest rate 3.00%, remaining contractual life 4.52 years and dividend yield of zero. The decrease of $34,951 is reflected as a gain from revaluation of warrants in the consolidated statement of operations during the year ended December 31, 2006. In accordance with EITF 00-19, we had classified the $1,026,374 value of common stock subject to registration (net of $15,000 issuance costs and warrants valued at $958,625) as temporary equity as of December 31, 2005 related to the October 2005 Financing. The amount had been reclassified to equity upon effectiveness of the related registration statement, on April 18, 2006.

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
Debt Principal:
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
Debt Principal:
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

Non-cash interest expense is as follows:

	2006	2005	2004
Amortization of Senior Secured Convertible Notes	$443,973	$443,973	$36,998
Senior Secured Convertible Notes 10% interest paid in common stock	745,319	-	-
Amortization of Argyle note discount	-	11,000	22,000
Liquidated damages on the October 2005, January 2006,
September 2006 and November 2006 financing	517,817	79,000	-
Beneficial conversion privileges of interest on Argyle note	1,085,853	845,597	728,780
Amortization of prepaid financing costs	63,431	50,936	3,258
Total non-cash interest expense	$2,856,393	$1,430,506	$791,036

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

4.	Balance Sheet Components

Inventory as of December 31 consists of the following:

	2006	2005
Raw materials	$531,114	$796,770
Work-in-progress	26,088	17,043
Finished goods	161,285	294,287
	718,487	1,108,100
Inventory reserve	(295,412)	(351,377)
Total inventory	$423,075	$756,723

Property and equipment as of December 31, consists of the following:

	2006	2005
	(Restated
	See Note 1)

Building	$3,305,102	$4,360,663
Other equipment and instruments	2,332,603	2,659,653
Machinery and manufacturing equipment	1,688,943	1,141,726
Office furniture and equipment	463,414	590,696
Tooling	371,700	371,700
Leasehold improvements	165,937	175,654
Computer software and hardware	352,825	215,109

Total property, plant and equipment	8,680,524	9,515,201
Accumulated depreciation	(3,474,598)	(2,701,681)
Property, plant and equipment, net	$5,205,926	$6,813,520

Impairment loss. We recorded an asset impairment loss of $1,429,925 related to our building in South Korea in the quarter ended December 31, 2006, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based upon the estimated fair value of the building. On July 24, 2007, we received evidence that LG Electronics (“LGE”) communicated its intention to terminate our Supply Agreement to Mr. Don Suh, in October 2006, in the form of an email to Mr. Suh’s personal email account. The mid-October email to Mr. Suh from LGE was first disclosed to SpatiaLight executives during settlement discussions by LGE’s legal counsel on July 24, 2007. At the time of the October 2006 email, Mr. Suh was our Senior Vice President for Marketing and Sales. He was later appointed to Chief Executive Officer on November 6, 2006, and was subsequently terminated on December 12, 2006. On March 9, 2007, we received oral notification from LGE of their intent to discontinue the production of all rear projection televisions. As a result of the October 2006 email, we concluded that the asset impairment loss related to our building in South Korea should be recorded in the fourth quarter of 2006.

We considered the loss of LGE as a customer a significant change in circumstances which indicated the need for an impairment analysis, based on undiscounted cash flows. While we believe that we will find other customers for our products, we do not currently have existing customers to support estimated cash flows to achieve the recoverability of the asset and our forecast of future revenues, at this point, is speculative. Further, we receive a 100% land lease payment exemption because the facility is located on land designated a “free economic zone” by the South Korean national government and the South Korean government has certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government we could lose our land lease payment exemption in the event that we lose our “high technology” certification. If we were to lose the lease, we might be required to donate the building to the South Korean government.

In determining the fair value of the building, we considered an independent appraisal which took into account the building’s overall structure, materials, and current condition. Based upon our analysis, the building’s estimated fair value was less than the net book value. As a result, the carrying value of the building has been reduced by $1,429,925 with a corresponding charge to impairment loss on the consolidated statement of operations.

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

Future lease obligations under non-cancelable operating leases as of December 31, 2006 are as follows:

Year	Amount
2007	$459,040
2008	471,768
2009	320,651
Total	$1,251,459

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

Income taxes consist primarily of state minimum taxes. Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses from operations as a result of the following:

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(Restated -
	See Note 1)

Computed tax benefit at federal statutory rate	$(6,935,000)	$(4,768,000)	$(3,185,000)

Federal research and development credit	(51,000)	(81,000)	(91,000)
Permanent differences:
Nondeductible interest	971,000	486,000	269,000
Nondeductible SFAS123R stock option expense	638,000	-	-
Foreign earnings taxed at different rates, net of
unbenefitted foreign losses	(290,000)	870,000	-
Other	75,000	(306,000)	132,000
Changes in valuation allowances	5,445,000	4,967,000	3,869,000
State tax benefit, net of effect on federal income taxes	(94,000)	(670,000)	(252,000)
Other, net	242,800	(495,700)	(740,525)

Total tax expense	$1,800	$2,300	$1,475

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, is presented below:

	2006	2005
	(Restated -
Deferred tax assets:	See Note 1)

Federal net operating loss carryforwards	$27,106,000	$24,168,000
State income tax effects and credits	5,245,000	5,186,000
Korean income tax effects	2,664,000	-
Accrued expenses	17,000	28,000
Federal research and development credits	1,086,000	1,031,000
Options and warrants	806,000	883,000
Other	178,000	361,000
Gross deferred tax assets	37,102,000	31,657,000
Valuation allowance	(37,102,000)	(31,657,000)

Net deferred tax assets	$-	$-

The provision for income taxes attributable to pretax loss from operations follows, for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(Restated -
	See Note 1)
Loss before income taxes:
Domestic	$13,413,834	$11,485,540	$9,228,446
International	6,983,153	2,539,099	138,555

Total	$20,396,987	$14,024,639	$9,367,001

The net change in the total valuation allowance was $5,445,000, $4,967,000 and $3,869,000 in 2006, 2005 and 2004, respectively. As of December 31, 2006, we had net operating loss carryforwards of approximately $79.7 million for federal, $66.1 million for state tax purposes and $2.7 million for South Korean purposes, respectively, which expire in varying amounts from 2007 through 2026 for federal purposes and through 2016 for state purposes, and 2009 through 2011 for South Korean purposes. In addition, as of December 31, 2006, we had research and development carryforwards of approximately $1,086,000 for federal tax purposes, which will begin to expire in 2008 and $1,212,000 for state tax purposes, which do not expire.

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

Option grants to non-employees are valued at the date of grant using the Black-Scholes option-pricing model in accordance with FAS 123. Option grants that do not include sufficient disincentive for non-performance are accounted for in accordance with EITFs 96-18 and 00-18. In such instances, the deferred compensation is amortized over the term of the agreement on a straight-line basis. Until the awards are fully vested or a measurement date is achieved, the Company records an adjustment to deferred compensation and consultant expense to reflect the impact of the fair value, as re-measured at quarter-end, of the options based on changes to the Company's stock price.

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

SPATIALIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

7.	Quarterly Results (Unaudited)

Summarized unaudited results of operations for each quarter of the years ended December 31, 2006 and December 31, 2005 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended
December 31, 2006
Revenue	$85,694	$59,148	$298,046	$31,116
Gross margin	$(1,462,636)	$(1,542,866)	$(1,367,278)	$(1,014,860)
Loss before cumulative
effect of change in
accounting principle	$5,632,669	$5,304,581	$4,173,985	$5,061,759
Cumulative effect of change
in accounting principle	$-	$-	$-	$(223,993)
Net loss	$5,632,669	$5,304,581	$4,173,985	$5,285,752

Net loss per share - basic and diluted:
Loss per share before
cumulative effect of change
in accounting principle	$(0.15)	$(0.13)	$(0.10)	$(0.12)
Cumulative effect of change
in accounting principle	$-	$-	$-	$(0.01)
Net loss per share	$(0.15)	$(0.13)	$(0.10)	$(0.12)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended
December 31, 2005
Revenue	$97,759	$41,149	$58,457	$40,359
Gross margin	$27,915	$(47,895)	$965	$(1,500,350)
Net loss	$2,148,535	$3,524,447	$3,620,751	$4,730,906

Basic and diluted loss per share	$(0.06)	$(0.10)	$(0.10)	$(0.13)

8.	Inventory Reserves

	Balance at Beginning of Period	Additions - Charged to Expense	Deductions - and Writeoffs Charged to Reserves	Balance at End of Period

Year ended December 31, 2006
Inventory allowance	$351,377	$444,364	$(500,329)	$295,412
Year ended December 31, 2005
Inventory allowance	$-	$351,377	$-	$351,377
Year ended December 31, 2004
Inventory allowance	$210,000	$-	$(210,000)	$-

9.	Management Changes

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

•
We do not maintain formal accounting policies and procedures related to the updating of standard costs and reviewing variances with actual costs to ensure the accuracy and appropriateness of the valuation of inventory.

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

•
The Company does not maintain formal accounting policies and procedures related to the updating of standard costs and reviewing variances with actual costs to ensure the accuracy and appropriateness of the valuation of inventory.

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

Audit Committee

The Audit Committee of the Board of Directors (which is formed in compliance with section 3(a)(58)(A) of the Securities and Exchange Act of 1934) bears primary responsibility for our financial statements and for our reporting process, including our system of internal controls. The primary purpose of our Audit Committee is to monitor: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the independence and performance of our external auditors; and (4) the adequacy of our internal controls. The Audit Committee consists of three directors that meet the independence standards of the SEC and NASD and met 13 times during last fiscal year. From January 1, 2006 through June 30, 2006, the members of the Audit Committee were Messrs. Matteson, Munro (Chair), and Piaget. From July 1, 2006 through December 31, 2006, the members of the Audit Committee were Messrs. Matteson and Piaget and Ms. Kessel (Chair). After December 31, 2006, the members of the Audit Committee were Dr. Piaget and Ms. Kessel. Mr. Munro was elected to the Audit Committee on February 2, 2007. The Audit Committee is responsible for the appointment, retention and termination of a firm of independent registered public accountants and monitoring the effectiveness of the audit effort, our financial and accounting organization and our system of internal accounting and disclosure controls. However, none of the members of the Audit Committee qualify as an Audit Committee Financial Expert, as defined by SEC rules. The Audit Committee has reviewed and discussed the audited financial statements with management and has discussed with Odenberg, Ullakko, Muranishi & Co., LLP their independence and the matters required under Auditing Standard No. 61. The Audit Committee has recommended to the Board of Directors that the audited financial statements be included in our annual report on Form 10-K for 2006. Our limited resources have made it difficult to recruit an individual with the necessary qualifications to serve as a financial expert. The Audit Committee Charter is available on our website.

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

Stock and Option Awards

Awards under the Company’s 2006 Incentive Plan, the 1999 Stock Option Plan (the “Plans”) or under individual incentive agreements are used to encourage Named Executive Officers to have a strategic outlook and to conform their economic incentives with the interests of our stockholders. The type and amount of award is based upon job responsibilities, potential for individual contribution to Company performance, total cash compensation in the form of base salary and bonuses, and the number of previous awards then outstanding or exercisable. The Compensation Committee is authorized to grant Awards under the Company’s Plans on its own without proposal from the Chief Executive Officer or the approval of the Board of Directors. However, in most cases, the awards are initiated by the Chief Executive Officer. The Compensation Committee does not have a regular schedule for awarding equity-based compensation and the timing of such awards is subject to the discretion of the Compensation Committee. On February 2, 2006, as part of the general review of competitive salary structures within the Company, the Compensation Committee awarded options to purchase 500,000 shares of common stock at $2.60 per share to Mr. Olins and options to purchase 150,000 shares of common stock at $2.60 per share to Mr. Suh. The difference between the number of options awarded reflects the different responsibilities of the individuals and that no base salary is paid to Mr. Olins. The Compensation Committee believes that the level of awards made to the Named Executive Officers in 2006 is consistent with the level of responsibility, other compensation paid, and company performance that is within such individual’s control.

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

† Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of August 2007.

SPATIALIGHT, INC.

By:	/s/ David F. Hakala
David F. Hakala
Chief Executive Officer, Chief Operating Officer, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID F. HAKALA	Chief Executive Officer, Chief Operating Officer	August 20, 2007
David F. Hakala

*/s/VOLKAN H. OZGUZ	Director	August 20, 2007
Volkan H. Ozguz

*/s/YOUNG HWAN KIM	Director	August 20, 2007
Young Hwan Kim

*/s/MICHAEL S. JIN	Director	August 20, 2007
Michael S. Jin

Pursuant to Power of Attorney filed as Exhibit 24.1

/s/ DAVID F. HAKALA		August 20, 2007
David F. Hakala (Attorney-in-fact)