Form 10-Q/A
period 2007-03-31
SPATIALIGHT INC
filed 2007-08-21
CIK 881468

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 97,388,513 common shares as of August 17, 2007.

Explanatory note

This Amendment to our Quarterly Report on Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on May 10, 2007 (“Original Filing”) for the purpose of reversing the impairment loss of $1,429,925 recorded against our building in South Korea during the first quarter of 2007. On July 24, 2007, we received evidence that LG Electronics (“LGE”) communicated its intention to terminate our Supply Agreement to Mr. Don Suh, in October 2006, in the form of an email to Mr. Suh’s personal email account. The mid-October email to Mr. Suh from LGE was first disclosed to SpatiaLight executives during settlement discussions by LGE’s legal counsel on July 24, 2007. At the time of the October 2006 email, Mr. Suh was our Senior Vice President for Marketing and Sales. He was later appointed to Chief Executive Officer on November 6, 2006, and was subsequently terminated on December 12, 2006. On March 9, 2007, we received oral notification from LGE of their intent to discontinue the production of all rear projection televisions. As a result of the October 2006 email, we concluded that the asset impairment loss related to our building in South Korea should be recorded in the fourth quarter of 2006. We had previously recorded the impairment loss in the first quarter of 2007, based upon the March 9, 2007 notification from LGE.

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

SPATIALIGHT, INC.
Quarterly Report on Form 10-Q/A
For the Quarter Ended March 31, 2007

Table of Contents

PART I	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of
		March 31, 2007 and December 31, 2006	4

		Condensed Consolidated Statements of Operations
		for the Three Months Ended March 31, 2007 and 2006	5

		Condensed Consolidated Statement of Stockholders’ Equity
		(Deficit) for the Three Months Ended March 31, 2007	6

		Condensed Consolidated Statements of Cash Flows
		for the Three Months Ended March 31, 2007 and 2006	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures about Market Risks	37

	Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings.	38

	Item 1A.	Business Risks and Uncertainties.	39

	Item 2.	Unregistered Sales of Securities and Use of Proceeds	41

	Item 3.	Defaults Upon Senior Securities.	41

	Item 4.	Submission of Matters to a Vote of Security Holders	41

	Item 5.	Other Information	41

	Item 6.	Exhibits and Reports on Form 8-K	41

SIGNATURES			43

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)	(Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$54,805	$220,256
Accounts receivable, net of $0 allowance for doubtful
accounts as of March 31, 2007 and December 31, 2006, respectively	48,355	52,238
Inventory, net	370,312	423,075
Prepaids and other current assets	316,288	307,428
Total current assets	789,760	1,002,997

Property, plant and equipment, net	4,933,084	5,205,926
Other assets	37,070	37,121

Total assets	$5,759,914	$6,246,044

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Senior secured convertible notes - current portion	$9,707,079	$9,596,086
Unsecured short term loans	670,945	591,070
Accounts payable	2,166,280	1,916,249
Accrued expenses and other current liabilities	1,339,231	1,793,232
Total current liabilities	13,883,535	13,896,637

Related party convertible notes	1,188,000	1,188,000

Total liabilities	15,071,535	15,084,637

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $.01 par value:
100,000,000 shares authorized as of March 31, 2007 and December 31, 2006;
47,773,092 and 44,482,616 shares issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	477,730	444,826
Additional paid-in capital	98,461,529	94,756,700
Prepaid non-cash interest to related party	(2,024,982)	(2,314,266)
Other comprehensive income	292,461	336,975
Accumulated deficit	(106,518,359)	(102,062,828)
Total stockholders' equity (deficit)	(9,311,621)	(8,838,593)

Total liabilities and stockholders' equity (deficit)	$5,759,914	$6,246,044

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,
	2007	2006
	(As Restated -
	See Note 2)

Revenue	$46,448	$85,694
Cost of revenue and manufacturing expenses	748,205	1,548,330
Gross margin	(701,757)	(1,462,636)

Operating expenses:
Selling, general and administrative expenses (including stock-based compensation of $276,987 and $668,837 for the three month
month periods ended March 31, 2007 and 2006, respectively).	1,261,831	2,640,094
Research and development expenses	294,102	242,071

Total operating expenses	1,555,933	2,882,165

Operating loss	(2,257,690)	(4,344,801)

Other income (expense):
Interest expense:
Interest expense	(287,409)	(282,988)
Non-cash interest expense	(1,889,314)	(1,012,771)
Total interest expense	(2,176,723)	(1,295,759)

Loss from revaluation of warrants	-	(12,418)
Foreign currency translation gain (loss)	(39,617)	4,573
Interest and other income	20,299	16,536

Total other income (expenses)	(2,196,041)	(1,287,068)

Loss before income tax expense	(4,453,731)	(5,631,869)

Income tax expense	(1,800)	(800)

Net loss	$(4,455,531)	$(5,632,669)

Net loss per share - basic and diluted	$(0.10)	$(0.15)

Weighted average shares used in computing
net loss per share- basic and diluted	45,774,256	38,590,722

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
THREE MONTHS ENDED MARCH 31, 2007

				PREPAID
				NONCASH			TOTAL
			ADDITIONAL	INTEREST TO		OTHER	STOCKHOLDERS'
	COMMON STOCK		PAID-IN	RELATED	ACCUMULATED	COMPREHEN-	EQUITY
	SHARES	AMOUNT	CAPITAL	PARTY	DEFICIT	SIVE INCOME	(DEFICIT)
Balance, January 1, 2007	44,482,616	$444,826	$94,756,700	$(2,314,266)	$(102,062,828)	$336,975	$(8,838,593)

Stock-based compensation expense	-	-	276,987	-	-	-	276,987

Issuance of common shares, net of issuance costs of $170,254	2,190,476	21,904	2,107,842	-	-	-	2,129,746

Issuance of common shares for waivers of certain contractual rights by September and				-	-	-	-
November 2006 investors	1,100,000	11,000	1,320,000	-	-	-	1,331,000

Amortization of pre-paid interest	-	-	-	289,284	-	-	289,284

Comprehensive loss:

Net loss (Restated. See Note 2)	-	-	-	-	(4,455,531)	-	(4,455,531)

Foreign currency translation adjustment	-	-	-	-	-	(44,514)	(44,514)

Total comprehensive loss	-	-	-	-	(4,455,531)	(44,514)	(4,500,045)

Balance, March 31, 2007 (Restated. See Note 2)	47,773,092	$477,730	$98,461,529	$(2,024,982)	$(106,518,359)	$292,461	$(9,311,621)

See accompanying notes to condensed consolidated financial statements

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2007	2006
	(As Restated -
	See Note 2)
Cash flows from operating activities:
Net loss	$(4,455,531)	$(5,632,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve adjustment	-	412,594
Depreciation and amortization	194,264	228,884
Stock-based compensation expense	276,987	668,837
Non-cash interest expense	1,889,314	1,012,771
Loss from revaluation of warrants	-	12,418
Non-cash foreign currency translation loss	39,617	4,573
Loss on sale of fixed assets	-	1,545
Changes in operating assets and liabilities:
Accounts receivable	3,882	(27,760)
Inventory	52,762	(88,684)
Prepaids and other current assets	(6,898)	(110,580)
Other assets	51	12,992
Accounts payable	250,033	(424,222)
Accrued expenses and other current liabilities	(614,000)	(294,798)

Net cash used in operating activities	(2,369,519)	(4,224,099)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,883)	(226,841)

Net cash used in investing activities	(13,883)	(226,841)

Cash flows from financing actitivies:
Proceeds from issuance of short-term notes	1,038,972	3,666,977
Payment on short-term notes	(950,721)	(2,306,320)
Proceeds from the sale of common shares and warrants, net of issuance costs	2,129,746	4,386,482
Proceeds from exercise of warrants and options	-	40,245

Net cash provided by financing activities	2,217,997	5,787,384

Net increase (decrease) in cash and cash equivalents	(165,405)	1,336,444

Effect of exchange rate changes on cash	(46)	8,402

Cash and cash equivalents at beginning of period	220,256	42,565
Cash and cash equivalents at end of period	$54,805	$1,387,411

Non-cash financing activities:
Shares issued for interest and liquidated damages	$1,331,000	$-

Supplemental disclosure of cash flow information:

Income taxes paid during the period	$1,800	$800
Interest paid during the period	$264,849	$247,162

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

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. As reported in our 2006 Annual Report on Form 10K/A filed with the SEC on August 21, 2007, we have suffered recurring operating losses and negative cash flows from operations. We have continued to suffer operating losses during the first three months of 2007. While we plan on raising additional capital, no assurance can be given that we will be able to raise sufficient funds to continue our operations. If we do not receive additional funds, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Additionally, as more fully described in Note 7, our Senior Secured Convertible Notes, maturing in November 2007, are held by four noteholders. Two of the noteholders have alleged that certain events of default under the Senior Secured Convertible Notes have occurred. We strongly dispute that any events of default have occurred that would allow the noteholders to call the notes, and we plan to vigorously defend our position. We believe, after reviewing with outside counsel, that it is not probable that the noteholders would prevail in calling the loans based on any of the alleged events of default; therefore, we have not accrued for the alleged redemption premiums and liquidated damages of $1.5 million and $683,000, respectively, as of March 31, 2007. However, should the noteholders pursue their call for immediate redemption of the Senior Secured Convertible Notes, and prevail on their claim in a court of law, the Senior Secured Convertible Notes and related redemption premiums and liquidated damages would immediately become due and payable. Moreover, we will be required to repay or refinance the Notes at their maturity date in November 2007, and will need to obtain additional financing to repay the noteholders.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In 2006, a substantial percentage of our product deliveries, which were in small quantities, were made to LG Electronics (“LGE”). We have been informed by LGE of their intent to discontinue production of rear projection televisions (“RPTVs”). We do not expect significant further sales to LGE. We intend to replace the revenues from LGE with revenues from sales of our T-3 LCoS set to other customers, as well as sales of products to manufacturers of head mounted displays and microprojectors. Due to the development and ramp up time periods required, significant revenue is not anticipated until at least the second half of 2007.

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

Restatement

This Amendment to our Quarterly Report on Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on May 10, 2007 (“Original Filing”) for the purposes of reversing an impairment loss of $1,429,925 recorded against our building in South Korea during the first quarter of 2007. On July 24, 2007, we received evidence that LG Electronics (“LGE”) communicated its intention to terminate our Supply Agreement to Mr. Don Suh, in October 2006, in the form of an email to Mr. Suh’s personal email account. The mid-October email to Mr. Suh from LGE was first disclosed to SpatiaLight executives during settlement discussions by LGE’s legal counsel on July 24, 2007. At the time of the October 2006 email, Mr. Suh was our Senior Vice President for Marketing and Sales. He was later appointed to Chief Executive Officer on November 6, 2006, and was subsequently terminated on December 12, 2006. On March 9, 2007, we received oral notification from LGE of their intent to discontinue the production of all rear projection televisions. As a result of the October 2006 email, we concluded that the asset impairment loss related to our building in South Korea should be recorded in the fourth quarter of 2006. We had previously recorded the impairment loss in the first quarter of 2007, based upon the March 9, 2007 notification from LGE.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Therefore, we have restated our condensed consolidated financial statements for the quarter ended March 31, 2007.

The following table outlines the effects of the restatement described above for the period that has been previously reported as of and for the three month period ended March 31, 2007.

	Previously	As
	Reported	Restated
Condensed Consolidated Statement of Operations:
Impairment loss	$1,429,925	$-
Total operating expenses	$2,985,858	$1,555,933
Operating loss	$(3,687,615)	$(2,257,690)
Loss before income tax expense	$(5,883,656)	$(4,453,731)
Net loss	$(5,885,456)	$(4,455,531)

Net loss per share: basic and diluted	$(0.13)	$(0.10)

Note 3. Liquidity

From inception through March 31, 2007, we have sustained recurring net losses from operations totaling approximately $106.5 million and at March 31, 2007, had total stockholders’ deficit of approximately $9.3 million and working capital deficiency of approximately $13.1 million. During the three months ended March 31, 2007, we experienced a net cash decrease of approximately $165,000. In the first quarter of 2007, cash was primarily provided by the gross proceeds of approximately $2.3 million that we received from the sale of 2,190,476 of our common shares in February 2007. The funds from this financing were used to fund our operations for the first quarter of 2007. We recognized net losses for the three months ended March 31, 2007, of approximately $4.5 million.

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

	As of March 31,
	2007		2006
	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price

Stock options and warrants	11,985,920	$2.42	7,380,231	$3.60
Convertible notes	3,404,807	$3.29	3,404,807	$3.29

Total	15,390,727		10,785,038

Note 6. Property, Plant and Equipment, net

Property, plant and equipment include:

	March 31, 2007	December 31, 2006

Building	$3,236,425	$3,305,102
Other equipment and instruments	1,746,881	2,332,603
Machinery and manufacturing equipment	1,679,808	1,688,943
Office furniture and fixtures	384,918	463,414
Tooling	371,700	371,700
Leasehold improvements	152,315	165,937
Computer hardware and software	302,274	352,825

Total property, plant and equipment	7,874,321	8,680,524
Accumulated depreciation	(2,941,237)	(3,474,598)
Property, plant and equipment, net	$4,933,084	$5,205,926

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Issuance of Shares, Stock Options and Warrants During the Three Months ended March 31, 2007

During the fourth quarter of 2006, we entered into an agreement to grant options to purchase 950,000 common shares to our former Executive Vice President of Strategic Planning for services under a consulting agreement. The options contain market conditions and were initially valued at $59,529 at date of grant using a binomial model. The estimated value was increased to $176,747 based on a revision to an assumption as to when the vested options would be exercised. The following assumptions were used for valuing this grant: no dividend yield, expected volatility of 81%, risk free rate of 4.74% and expected lives (derived service period) varying from 47 days to 278 days. Stock-based compensation expense during the first quarter 2007 include $139,329 associated with this option grant agreement.

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q/A contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in Part II Item 1A and those discussed in the Company’s Annual Report on Form 10-K/A as filed with the U.S. Securities and Exchange Commission on August 21, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of our condensed consolidated financial condition as of March 31, 2007, and our results of operations for the three months ended March 31, 2007 and 2006. The following should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere herein and assumes that the reader has read the more detailed information found in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 21, 2007.

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

Revenue from one customer, LG Electronics (LGE), accounted for 96% and 82% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. We were informed by LGE of their intent to discontinue production of RPTVs (both LCoS and DLP). The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost expected revenue in a timely manner could significantly harm our sales and results of operations.

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

Conclusion regarding the Effectiveness of Disclosure Controls. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s CEO, to allow timely decisions regarding required disclosure. Based on his evaluation, as described in Item 9A “Controls and Procedures” in our Annual report on Form 10-K/A filed with the SEC on August 21, 2007, the CEO has concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

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

ITEM 1A Business Risks and Uncertainties

The following risk factors are in addition to the risks disclosed in our Annual Report on Form 10-K/A filed with the SEC on August 21, 2007, to which you are directed for additional risks associated with our business.

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

Date: August 20, 2007

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