Form 10-Q/A
period 2007-06-30
SPATIALIGHT INC
filed 2007-08-22
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 17, 2007, there were 97,388,513 common shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Explanatory note

This Amendment No. 2 to our Quarterly Report on Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on August 9, 2007, as amended by our amendment on Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on August 13, 2007 (collectively, the “Original Filing”) for the purpose of reversing the impairment loss of $1,429,925 recorded against our building in South Korea during the first quarter of 2007. On July 24, 2007, we received evidence that LG Electronics (“LGE”) communicated its intention to terminate our Supply Agreement to Mr. Don Suh, in October 2006, in the form of an email to Mr. Suh’s personal email account. The mid-October email to Mr. Suh from LGE was first disclosed to SpatiaLight executives during settlement discussions by LGE’s legal counsel on July 24, 2007. At the time of the October 2006 email, Mr. Suh was our Senior Vice President for Marketing and Sales. He was later appointed to Chief Executive Officer on November 6, 2006, and was subsequently terminated on December 12, 2006. On March 9, 2007, we received oral notification from LGE of their intent to discontinue the production of all rear projection televisions. As a result of the October 2006 email, we concluded that the asset impairment loss related to our building in South Korea should be recorded in the fourth quarter of 2006. We had previously recorded the impairment loss in the first quarter of 2007, based upon the March 9, 2007 notification from LGE.

This Amendment No. 2 to our Quarterly Report on Form 10-Q/A includes the addition of a risk factor and modifies Note 13 - Commitments and Contingencies to the condensed consolidated financial statements related to our potential required rights offering related to our August 2006 financing.

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

SPATIALIGHT, INC.
Quarterly Report on Form 10-Q/A
(Amendment No. 2)
For the Quarter Ended June 30, 2007

Table of Contents

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of
	June 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operations
	for the Three and Six Months Ended
	June 30, 2007 and 2006	5

	Condensed Consolidated Statement of Stockholders’
	Deficit for the Six Months Ended June 30, 2007	6

	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended June 30, 2007 and 2006	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	40

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	42

Item 1A.	Risk Factors.	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities.	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	48

Item 6.	Exhibits	48

SIGNATURES		49

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)	(Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$202,408	$220,256
Accounts receivable, net of $0 allowance for doubtful
accounts as of June 30, 2007 and December 31, 2006, respectively	-	52,238
Inventory, net	279,652	423,075
Prepaids and other current assets	443,714	307,428
Total current assets	925,774	1,002,997

Property, plant and equipment, net	4,889,070	5,205,926
Other assets	77,440	37,121

Total assets	$5,892,284	$6,246,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Senior secured convertible notes	$9,818,073	$9,596,086
Unsecured short term loans	632,940	591,070
Settlement liability	837,710	-
Accounts payable	2,481,599	1,916,249
Accrued expenses and other current liabilities	2,868,659	1,793,232
Total current liabilities	16,638,981	13,896,637

Related party convertible notes	1,188,000	1,188,000

Total liabilities	17,826,981	15,084,637

Commitments and contingencies

Stockholders' deficit:
Common stock, $.01 par value:
100,000,000 shares authorized; 87,065,095 and 44,482,616 shares issued; 83,062,788 and 44,482,616 shares outstanding at
June 30, 2007 and December 31, 2006, respectively	870,651	444,826
Additional paid-in capital	103,209,024	94,756,700
Treasury stock, at cost, 4,002,307 shares, at June 30, 2007	(1,640,946)	-
Prepaid non-cash interest to related party	(1,735,699)	(2,314,266)
Other comprehensive income	323,906	336,975
Accumulated deficit	(112,961,633)	(102,062,828)
Total stockholders' deficit	(11,934,697)	(8,838,593)

Total liabilities and stockholders' deficit	$5,892,284	$6,246,044

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
			(Restated -
			See Note 2)

Revenue	$3,395	$59,148	$49,843	$144,842
Cost of revenue and manufacturing expenses	564,477	1,602,014	1,312,682	3,150,344
Gross margin	(561,082)	(1,542,866)	(1,262,839)	(3,005,502)

Operating expenses:
Selling, general and administrative expenses (including
stock-based compensation of $185,766 and
$976,156 for the three month periods ended
June 30, 2007 and 2006, respectively, and
$462,753 and $1,644,933 for the six month
periods ended June 30, 2007
and 2006, respectively)	1,616,655	2,894,372	2,878,484	5,534,466
Research and development expenses	405,389	411,175	699,491	653,246

Total operating expenses	2,022,044	3,305,547	3,577,975	6,187,712

Operating loss	(2,583,126)	(4,848,413)	(4,840,814)	(9,193,214)

Other income (expense):
Interest expense:
Interest expense	(304,591)	(31,984)	(592,000)	(314,972)
Non-cash interest expense	(3,637,460)	(473,729)	(5,526,775)	(1,486,500)
Total interest expense	(3,942,051)	(505,713)	(6,118,775)	(1,801,472)

Gain from revaluation of warrants	-	34,111	-	21,693
Foreign currency translation gain	81,672	7,780	42,055	12,353
Interest and other income	230	7,654	20,529	24,190

Total other income (expenses)	(3,860,149)	(456,168)	(6,056,191)	(1,743,236)

Loss before income tax expense	(6,443,275)	(5,304,581)	(10,897,005)	(10,936,450)

Income tax expense	-	-	1,800	800

Net loss	$(6,443,275)	$(5,304,581)	$(10,898,805)	$(10,937,250)

Net loss per share - basic and diluted	$(0.11)	$(0.13)	$(0.21)	$(0.28)

Weighted average shares used in computing
net loss per share- basic and diluted	57,397,371	40,122,993	51,639,282	39,356,858

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
SIX MONTHS ENDED JUNE 30, 2007

						PREPAID
						NONCASH
						INTEREST		OTHER	TOTAL
	COMMON		ADDITIONAL	TREASURY		TO		COMPRE-	STOCK
	STOCK		PAID-IN	STOCK		RELATED	ACCUMULATED	HENSIVE	HOLDERS'
	SHARES	AMOUNT	CAPITAL	SHARES	AMOUNT	PARTY	DEFICIT	INCOME	DEFICIT
Balance, January 1, 2007	44,482,616	$444,826	$94,756,700	-	$-	$(2,314,266)	$(102,062,828)	$336,975	$(8,838,593)

Stock-based compensation expense	-	-	462,753	-	-	-	-	-	462,753

Issuance of common shares, net of
issuance costs of $223,196	2,190,476	21,904	2,054,900	-	-	-	-	-	2,076,804

Issuance of common shares
under the April 2007
Equity Credit Agreement	16,711,495	167,116	1,933,094	-	-	-	-	-	2,100,210

Issuance of common shares for waivers of
certain contractual rights by September and				-	-	-	-	-	-
November 2006 investors	1,100,000	11,000	1,320,000	-	-	-	-	-	1,331,000

Return of common shares and warrants
under the Settlement Agreement	-	-	(602,055)	4,002,307	(1,640,946)	-	-	-	(2,243,001)

Issuance and sale of common
shares from Escrow under
the Settlement Agreement	22,580,508	225,805	3,283,632	-	-	-	-	-	3,509,437

Amortization of pre-paid interest	-	-	-	-	-	578,567	-	-	578,567

Comprehensive loss:

Net loss (Restated. See Note 2)	-	-	-	-	-	-	(10,898,805)	-	(10,898,805)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(13,069)	(13,069)

Total comprehensive loss	-	-	-	-	-	-	(10,898,805)	(13,069)	(10,911,874)

Balance, June 30, 2007 (Restated. See Note 2)	87,065,095	$870,651	$103,209,024	4,002,307	$(1,640,946)	$(1,735,699)	$(112,961,633)	$323,906	$(11,934,697)

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2007	2006
	(Restated -
	See Note 2)
Cash flows from operating activities:
Net loss	$(10,898,805)	$(10,937,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve adjustment	92,716	386,329
Depreciation and amortization	364,595	441,448
Stock-based compensation expense	462,753	1,644,993
Non-cash interest expense	5,526,775	1,486,500
Gain from revaluation of warrants	-	(21,693)
Non-cash foreign currency translation gain	(42,055)	(12,353)
Loss on sale of fixed assets	-	1,975
Changes in operating assets and liabilities:
Accounts receivable	51,238	79,031
Inventory	50,706	(58,552)
Prepaids and other current assets	53,638	(139,930)
Other assets	(40,320)	25,203
Accounts payable	565,351	(481,970)
Accrued expenses and other current liabilities	(404,572)	(145,850)

Net cash used in operating activities	(4,217,980)	(7,732,119)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,617)	(320,947)
Proceeds from sale of property, plant and equipment	-	6,000

Net cash used in investing activities	(10,617)	(314,947)

Cash flows from financing actitivies:
Proceeds from issuance of short-term notes	1,116,237	5,876,330
Payment on short-term notes	(1,083,463)	(5,897,573)
Proceeds from the sale of common shares and warrants, net of issuance costs	4,177,014	8,451,175
Proceeds from exercise of warrants and options	-	40,245

Net cash provided by financing activities	4,209,788	8,470,177

Net increase (decrease) in cash and cash equivalents	(18,809)	423,111

Effect of exchange rate changes on cash	961	736

Cash and cash equivalents at beginning of period	220,256	42,565
Cash and cash equivalents at end of period	$202,408	$466,412

Non-cash financing activities:
Shares issued for interest and liquidated damages	$1,331,000	$700,960
Shares issued for the Settlement Agreement	$3,509,437	$-

Supplemental disclosure of cash flow information:

Income taxes paid during the period	$1,800	$800
Interest paid during the period	$534,820	$283,942

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Business Description

SpatiaLight, Inc. is a New York corporation formed in 1989. We conduct operations through our two wholly-owned subsidiaries, SpatiaLight Technologies, Inc. and SpatiaLight Korea, Inc. As used in this Form 10-Q/A (Amendment No. 2), terms such as the “Company,” “we,” “ours,” and similar terms refer to SpatiaLight, Inc. and its wholly-owned subsidiaries, unless otherwise noted.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In our management’s opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our 2006 Annual Report on Form 10-K/A filed with the SEC on August 21, 2007, which contains our audited consolidated financial statements, related financial notes and Management’s Discussion and Analysis, for the year ended December 31, 2006. The interim results for the six month period ended June 30, 2007 are not necessarily indicative of results for the full fiscal year or any future interim period. The accompanying consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but does not include all disclosures required by U.S. generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. As reported in our 2006 Annual Report on Form 10-K/A, we have suffered recurring operating losses and negative cash flows from operations. We have continued to suffer operating losses for the six month period ended June 30, 2007. While we plan on raising additional capital, no assurance can be given that we will be able to raise sufficient funds to continue our operations and meet our capital and liquidity requirements. If we do not receive additional funds, we will be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws. Additionally, as more fully described in Note 7, our Senior Secured Convertible Notes, maturing in November 2007, are held by four noteholders. On June 15, 2007, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received redemption notices from holders of $9,000,000 in original principal amount of Senior Secured Convertible Notes and have accrued $1,500,000 in redemption premiums as of June 30, 2007. We do not presently have a source of funds with which to redeem the Senior Secured Convertible Notes and may be required to seek protection under applicable bankruptcy laws if such redemption is required by the noteholders. We also have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007. As a result of our failure to redeem the Senior Secured Convertible Notes within five days after receipt of the redemption notice, the noteholders may withdraw any part of the redemption notice and elect to convert the withdrawn amount at a new conversion rate equal to the lowest weighted price of the common shares between June 15, 2007 and the date of withdrawal. In early July 2007, Portside withdrew its redemption notice with respect to $100,000 and Smithfield withdrew its redemption notice with respect to $50,000. We have received a notice of conversion from each noteholder to convert the withdrawn amount at a conversion rate of $0.0505 per common share but do not presently have sufficient authorized common shares to convert the withdrawn amount. We have filed an amendment to our Certificate of Incorporation to effect a 50:1 reverse split of our existing common shares and provide additional authorized shares. The additional shares will be available for issuance when the reverse split is effective and we intend to convert the withdrawn amount at that time.

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restatement

This Amendment No. 2 to our Quarterly Report on Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on August 9, 2007, as amended by our amendment on Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on August 13, 2007 (collectively, the “Original Filing”) for the purposes of reversing an impairment loss of $1,429,925 recorded against our building in South Korea during the first quarter of 2007. On July 24, 2007, we received evidence that LG Electronics (“LGE”) communicated its intention to terminate our Supply Agreement to Mr. Don Suh, in October 2006, in the form of an email to Mr. Suh’s personal email account. The mid-October email to Mr. Suh from LGE was first disclosed to SpatiaLight executives during settlement discussions by LGE’s legal counsel on July 24, 2007. At the time of the October 2006 email, Mr. Suh was our Senior Vice President for Marketing and Sales. He was later appointed to Chief Executive Officer on November 6, 2006, and was subsequently terminated on December 12, 2006. On March 9, 2007, we received oral notification from LGE of their intent to discontinue the production of all rear projection televisions. As a result of the October 2006 email, we concluded that the asset impairment loss related to our building in South Korea should be recorded in the fourth quarter of 2006. We had previously recorded the impairment loss in the first quarter of 2007, based upon the March 9, 2007 notification from LGE.

Therefore, we have restated our condensed consolidated financial statements for the six months ended June 30, 2007.

The following table outlines the effects of the restatement described above for the period that has been previously reported as of and for the six month period ended June 30, 2007. The three month period ended June 30, 2007 remains unchanged

	Previously	As
	Reported $	Restated $
Condensed Consolidated Statement of Operations:
Impairment loss	1,429,925	-
Total operating expenses	5,007,900	3,577,975
Operating loss	(6,270,739)	(4,840,814)
Loss before income tax expense	(12,326,930)	(10,897,005)
Net loss	(12,328,730)	(10,898,805)

Net loss per share: basic and diluted	(0.24)	(0.21)

Note 3.  Liquidity

From inception through June 30, 2007, we have sustained recurring net losses from operations totaling approximately $113 million and at June 30, 2007, had total stockholders’ deficit of approximately $11.9 million and working capital deficiency of approximately $15.7 million. During the six months ended June 30, 2007, our net cash decreased approximately $18,000. In the first quarter of 2007, cash was primarily provided by the gross proceeds of approximately $2.3 million that we received from the sale of 2,190,476 of our common shares in February 2007. During the second quarter of 2007, cash was primarily provided by the gross proceeds of approximately $2.1 million that we received from the sale of 16,711,495 of our common shares under an Equity Credit Agreement with certain institutional investors (the “Equity Credit Agreement”) that we entered into effective April 24, 2007, as further described in Note 8. The proceeds from these financings were used to fund our operations for the first half of 2007. We recognized net losses for the six months ended June 30, 2007 of approximately $10.9 million. We believe that our cash resources, including draws on the Equity Credit Agreement, will be sufficient to fund our operations and meet our capital and liquidity requirements through November 30, 2007.

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

Note 6.  Property, Plant and Equipment, net

Property, plant and equipment include:

	June 30, 2007	December 31, 2006

Building	$3,330,198	$3,305,102
Other equipment and instruments	1,753,987	2,332,603
Machinery and manufacturing equipment	1,701,399	1,688,943
Office furniture and fixtures	394,303	463,414
Tooling	371,700	371,700
Leasehold improvements	161,394	165,937
Computer hardware and software	288,751	352,825

Total property, plant and equipment	8,001,732	8,680,524
Accumulated depreciation	(3,112,662)	(3,474,598)
Property, plant and equipment, net	$4,889,070	$5,205,926

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
Debt Principal:
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
Debt Principal:
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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 11. Income taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007.

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Potential Required Rights Offering:

As part of the August 2006 Financing, we agreed to file a “shelf” registration statement covering subscription rights of at least $20,000,000 (the “Required Rights Offering”) to be offered to the holders of our common stock unless we raised at least $10,000,000 in additional financing between August 9, 2006 and 30 days after the effective date of the registration statement, which was declared effective on February 14, 2007, or March 15, 2007 (“Additional Financing Deadline”). On October 25, 2006, these requirements were amended to (i) extend the Additional Financing Deadline by 30 days if we raised at least $1,000,000 in additional financing; (ii) extend the Additional Financing Deadline by 30-60 days, pro-rated, if we raised between $3,000,000 and $5,000,000 in additional financing; (iii) extend the Additional Financing Deadline by 60 days and reduce the Required Rights Offering pro rata if we raised more than $5,000,000 in additional financing. As of May 15, 2007, the Additional Financing Deadline, we raised $6,700,000 in additional financing. Because we did not raise $10,000,000, we may be obligated to file a “shelf” registration statement covering subscription rights of $13,300,000.

We believe that the Equity Credit Agreement signed on April 26, 2007, under which we may elect to sell and the Investors are required to purchase from time to time our common shares, having an aggregate market value of $15,400,000 over a period of eighteen months, is consistent with the intent of the additional financing requirements, which was to insure the Company had access to adequate funding to support operations for an extended period of time.

In the event that the purchasers of securities in our August 2006 Financing do not agree with our interpretation, they may be entitled to contractual damages and may also request that we specifically perform our obligations under the purchase agreement giving rise to our obligations. At present, we are unable to quantify the amount of contractual damages to which the purchasers would be entitled, and we are unable to estimate the likelihood that a court would grant any purchaser’s application that we specifically perform our obligations.

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

U.S. Securities and Exchange Commission Investigations

As previously reported, we failed to obtain authorization from BDO Seidman LLP before filing their consent to certain registration statements filed in 2005, incorporating their report on our financial statements for the fiscal years ended December 31, 2002 and 2003 as an exhibit to these certain registration statements. We received the requisite authorized consents from BDO Seidman, LLP to incorporate by reference their report on the consolidated financial statements into the registration statements when initially filed and in previous amendments thereto and BDO Seidman, LLP has not withdrawn these previous consents. Argyle Capital Management Corporation, a company controlled by our former Chief Executive Officer, President, Treasurer and Secretary, failed to report the sale of certain securities as required by Section 16 of the Securities Exchange Act of 1934. There were short swing profits associated with these sales and as previously reported, Mr. Olins has paid to the Company the gains he realized on the transactions totaling $22,273. Over the period of 1999 through early 2005 the Company paid interest on a Convertible Note held by Argyle Capital Management through the issuance of shares in a manner proscribed by the Note. Over the period of 2000 to early 2005, these shares were issued free of legend and without restriction on the basis of an opinion provided by the Company’s corporate counsel at the time. We have received a Wells Notice dated May 25, 2007 from the SEC and have been advised that the SEC intends to pursue civil remedies against the Company in connection with the filing of the unauthorized BDO Seidman, LLP consents and our issuance of securities without legend or restrictions to Argyle for payment of interest on the Argyle Notes, specifically focusing on our prepayment of interest in late 2004 and early 2005. We cannot predict the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made. However, the Company at this time does not believe the SEC to be seeking financial penalties against the Company. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/ or cash flows could be materially affected. We have been cooperating fully with the SEC Staff with respect to these matters.

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

The reverse stock split will require retroactive restatement of all historical shares and per share data when it becomes effective.

All references to the number of shares and per share amounts in the accompanying condensed consolidated financial statements are presented on a pre-split basis.

Our historical earnings per share on a proforma basis, assuming the reverse stock split occurred on January 1, 2006, would be as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net loss per share - basic and diluted	$(5.61)	$(6.61)	$(10.55)	$(13.89)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q/A Amendment No. 2 contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are subject to the Safe Harbor provisions created by that statute. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those discussed herein, those contained in Part II Item 1A and those discussed in the Company’s Annual Report on Form 10-K/A as filed with the U.S. Securities and Exchange Commission on August 21, 2007, the Company’s Quarterly Report on Form 10-Q/A, as filed with the SEC on August 21, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is a discussion and analysis of our condensed consolidated financial condition as of June 30, 2007, and our results of operations for the three and six months ended June 30, 2007 and 2006. The following should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere herein and assumes that the reader has read the more detailed information found in our 2006 Annual Report on Form 10-K/A filed with the SEC on August 21, 2007.

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

Status of Business with LG Electronics, Inc.

In 2005 and 2006, the majority of our product deliveries, which were in small quantities, were made to LGE. Since the third quarter of 2006, we have been in a position to supply LGE’s requirements with quality product meeting all agreed upon specifications. We do not, however, expect significant future sales to LGE and are negotiating with LGE for termination compensation under our LCoS Supply Agreement, although no assurance can be given that we will receive any compensation from LGE. The decision by LGE to cease accepting deliveries of the T-3 Sets significantly reduces our expected future sales and results of operations, and our substantial dependence on a customer resulted in significant risks as more fully described under Item 1A Risk Factors.

Status of Business in China

We have provided sample products to Jiangxi Greatsource Display Tech Co., Ltd. (“KHD”), a Chinese manufacturer of LCoS light engines and televisions. KHD demonstrated an 85” commercial product employing our imagers at the January 2007 Consumer and Electronics show (“CES”). At this time, we do not have any purchase orders from KHD.

Other Business Development

We have signed a Joint Marketing Agreement with Foreal Spectrum, Inc. to jointly offer a light engine developed by Foreal using their light source and our T-3 LCoS Sets. We estimate that full production volumes for customers targeted for these products will be approximately 20,000 sets per month but have not entered into a commercial supply agreement at this time, nor can we provide assurance with regard to the level of future purchases.

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

Revenue from one customer, LGE, accounted for 100% of our total revenue for the three months ended June 30, 2006. LGE has informed us that they intend to discontinue production of RPTVs (both LCoS and DLP). The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the loss in expected revenue in a timely manner could significantly harm our sales and results of operations. Revenues during the second quarter of 2007 were from Deocom.

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

Revenue from one customer, LGE, accounted for 90% and 89% of our total revenue for the six months ended June 30, 2007 and 2006, respectively. LGE has informed us of their intent to discontinue production of RPTVs (both LCoS and DLP). The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the lost in expected revenue in a timely manner could significantly harm our sales and results of operations.

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

As a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. Therefore we accrued $1,500,000 in redemption premiums as of June 30, 2007. The beneficial conversion privileges of interest represents the excess value of the shares received or receivable at current market prices over the $0.50 per share conversion price related to the amortization of the beneficial conversion price of shares issued to prepay interest on the notes payable to Argyle Capital Management Corporation, a company wholly owned by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, Principal Financial and Accounting Officer and a former Director. The six months ended June 30, 2007 included approximately $1.6 million of expense associated with the Settlement Agreement (see Note 8 to the condensed consolidated financial statements) with the Investors from our November 2006 and February 2007 financings under which the Investors (i) released disputed claims under the November 2006 Financing, the February 2007 Financing, and the February 2007 Waiver; (ii) returned for cancellation warrants to purchase 4,800,000 common shares that were issued in the November 2006 Financing; (iii) cancelled the future financings restriction under which we could not sell common shares less than $1.30 per share without the Investors’ consent, and (iv) entered into an Escrow Agreement pursuant to which we will issue in escrow, from time to time, an unspecified number of common shares, and the Investors delivered to escrow 4,002,307 common shares previously issued pursuant to the November 2006 Financing and the February 2007 Financing. Liquidated damages accrued during six months ended June 30, 2006 related to our October 2005 and January 2006 financings whereas liquidated damages accrued during six months ended June 30, 2007 related to our September 2006 and November 2006 financings. Additionally, the six months ended June 30, 2007 includes approximately $1.3 million of expense associated with obtaining waivers for certain contractual provisions from our September and November 2006 investors.

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

ITEM 1A. Risk Factors.

The following risk factors are in addition to the risks disclosed in our 2006 Annual Report on Form 10-K/A filed with the SEC on August 21, 2007, to which you are directed for additional risks associated with our business.

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

We have a liability due to requirements to raise additional capital in the manner described in the purchase documents related to our private placement of common shares in August 2006.

As part of the August 2006 Financing, we agreed to file a “shelf” registration statement covering subscription rights of at least $20,000,000 (the “Required Rights Offering”) to be offered to the holders of our common stock unless we raised at least $10,000,000 in additional financing between August 9, 2006 and 30 days after the effective date of the registration statement, which was declared effective on February 14, 2007, or March 15, 2007 (“Additional Financing Deadline”). On October 25, 2006, these requirements were amended to (i) extend the Additional Financing Deadline by 30 days if we raised at least $1,000,000 in additional financing; (ii) extend the Additional Financing Deadline by 30-60 days, pro-rated, if we raised between $3,000,000 and $5,000,000 in additional financing; (iii) extend the Additional Financing Deadline by 60 days and reduce the Required Rights Offering pro rata if we raised more than $5,000,000 in additional financing. As of May 15, 2007, the Additional Financing Deadline, we raised $6,700,000 in additional financing. Because we did not raise $10,000,000, we may be obligated to file a “shelf” registration statement covering subscription rights of $13,300,000.

We believe that the Equity Credit Agreement signed on April 26, 2007, under which we may elect to sell and the Investors are required to purchase from time to time our common shares, having an aggregate market value of $15,400,000 over a period of eighteen months, is consistent with the intent of the additional financing requirements, which was to insure the Company had access to adequate funding to support operations for an extended period of time.

In the event that the purchasers of securities in our August 2006 Financing do not agree with our interpretation, they may be entitled to contractual damages and may also request that we specifically perform our obligations under the purchase agreement giving rise to our obligations. At present, we are unable to quantify the amount of contractual damages to which the purchasers would be entitled, and we are unable to estimate the likelihood that a court would grant any purchaser’s application that we specifically perform our obligations.

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

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•
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

For: 9,889,599  Against: 1,197,045    Abstain: 93,431

PROPOSAL NO. 4

The ratification of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP (OUM) as the Corporation’s independent public accountants for the fiscal year ending December 31, 2007.

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

ITEM 6. Exhibits.

4.1	Certificate of Incorporation, as amended (as filed with Amendment No. 1 to Form S-3 filed on November 18, 1999)
3.2	Certificate of Amendment dated December 18, 1991 (as filed with Form 10-Q filed on August 9, 2007)
3.3	Certificate of Amendment dated June 2, 2003 (as filed with Form 10-Q filed on August 9, 2007)
3.4	Certificate of Amendment dated June 29, 2006 (as filed with Form 10-Q filed on August 9, 2006)
3.5	Certificate of Amendment dated August 3, 2006 (as filed with Form 10-Q filed on August 9, 2007)
3.6	Bylaws*
10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*
10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*
10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004†*
10.4	SpatiaLight 2006 Incentive Plan*
10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*
10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*
10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*
10.12	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated November 28, 2006*
10.13	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchaser dated November 28, 2006*
10.14	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated February 23, 2007*
10.15	Waiver between SpatiaLight and certain investors dated February 23, 2007*
10.16	Equity Credit Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.17	Waiver, Rescission and Settlement Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.18	Escrow Agreement between SpatiaLight, Inc., certain Investors, and McLaughlin & Stern LLP as escrow agent dated April 24, 2007*
31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala
32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SpatiaLight, Inc.

Date: August 22, 2007	By:	/s/ David F. Hakala
David F. Hakala
Acting Chief Executive Officer, Chief Operating Officer, Principal Financial and Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation, as amended (as filed with Amendment No. 1 to Form S-3 filed on November 18, 1999)
3.2	Certificate of Amendment dated December 18, 1991 (as filed with Form 10-Q filed on August 9, 2007)
3.3	Certificate of Amendment dated June 2, 2003 (as filed with Form 10-Q filed on August 9, 2007)
3.4	Certificate of Amendment dated June 29, 2006 (as filed with Form 10-Q filed on August 9, 2006)
3.5	Certificate of Amendment dated August 3, 2006 (as filed with Form 10-Q filed on August 9, 2007)
3.6	Bylaws*
10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*
10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*
10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004†*
10.4	SpatiaLight 2006 Incentive Plan*
10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*
10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*
10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*
10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*
10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*
10.12	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated November 28, 2006*
10.13	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchaser dated November 28, 2006*
10.14	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated February 23, 2007*
10.15	Waiver between SpatiaLight and certain investors dated February 23, 2007*
10.16	Equity Credit Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.17	Waiver, Rescission and Settlement Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*
10.18	Escrow Agreement between SpatiaLight, Inc., certain Investors, and McLaughlin & Stern LLP as escrow agent dated April 24, 2007*
31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala
32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.
†Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.