Form 10-Q
period 2007-09-30
SPATIALIGHT INC
filed 2007-11-09
CIK 881468

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2007, there were 5,976,648 common shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

SPATIALIGHT, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)	(Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$27,998	$220,256
Accounts receivable, net of $0 allowance for doubtful
accounts as of September 30, 2007 and December 31, 2006, respectively	-	52,238
Inventory, net	302,876	423,075
Prepaids and other current assets	364,278	307,428
Total current assets	695,152	1,002,997

Property, plant and equipment, net	4,712,042	5,205,926
Other assets	77,964	37,121

Total assets	$5,485,158	$6,246,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Senior secured convertible notes	$9,929,066	$9,596,086
Unsecured short term loans	630,658	591,070
Settlement liability	829,569	-
Accounts payable	2,991,263	1,916,249
Accrued expenses and other current liabilities	3,428,146	1,793,232
Total current liabilities	17,808,702	13,896,637

Convertible notes (to related party at December 31, 2006)	1,188,000	1,188,000

Total liabilities	18,996,702	15,084,637

Commitments and contingencies

Stockholders' deficit:
Common stock, $.01 par value:
15,000,000 and 2,000,000 shares authorized at September 30, 2007 and and December 31, 2006, respectively; 3,578,792 and 889,652 shares issued;
3,533,449 and 889,652 shares outstanding at September 30, 2007
and December 31, 2006, respectively	35,789	8,897
Additional paid-in capital	105,001,146	95,192,629
Treasury stock, at cost, 45,343 shares, at September 30, 2007	(929,535)	-
Prepaid non-cash interest (to related party at December 31, 2006)	(1,446,416)	(2,314,266)
Other comprehensive income	310,063	336,975
Accumulated deficit	(116,482,591)	(102,062,828)
Total stockholders' deficit	(13,511,544)	(8,838,593)

Total liabilities and stockholders' deficit	$5,485,158	$6,246,044

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenue	$-	$298,046	$50,112	$442,888
Cost of revenue and manufacturing expenses	418,774	1,665,324	1,731,725	4,815,668
Gross margin	(418,774)	(1,367,278)	(1,681,613)	(4,372,780)

Operating expenses:
Selling, general and administrative expenses (including
stock-based compensation of $73,008 and $184,797 for the three month periods ended September 30, 2007 and 2006, respectively, and  $535,761 and $1,829,790 for the nine month periods ended  September 30, 2007 and 2006, respectively)

	1,447,850	1,918,043	4,326,335	7,452,509
Research and development expenses	329,241	269,582	1,028,733	922,828

Total operating expenses	1,777,091	2,187,625	5,355,068	8,375,337

Operating loss	(2,195,865)	(3,554,903)	(7,036,681)	(12,748,117)

Other income (expense):
Interest expense:
Interest expense	(348,149)	(40,206)	(940,148)	(355,178)
Non-cash interest expense	(398,314)	(643,907)	(5,925,089)	(2,130,407)
Total interest expense	(746,463)	(684,113)	(6,865,237)	(2,485,585)

Gain from revaluation of warrants	-	21,945	-	43,638
Foreign currency translation gain	35,287	27,283	77,343	39,635
Interest and other income (expense)	(41,317)	15,803	(20,789)	39,993

Total other income (expenses)	(752,493)	(619,082)	(6,808,683)	(2,362,319)

Loss before income tax expense	(2,948,358)	(4,173,985)	(13,845,364)	(15,110,436)

Income tax expense	-	-	1,800	800

Net loss	$(2,948,358)	$(4,173,985)	$(13,847,164)	$(15,111,236)

Net loss per share - basic and diluted	$(1.25)	$(5.06)	$(9.37)	$(18.89)

Weighted average shares used in computing
net loss per share- basic and diluted	2,349,689	825,334	1,478,251	800,057

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2007

								OTHER	TOTAL
			ADDITIONAL			PREPAID		COMPRE-	STOCK
	COMMON STOCK		PAID-IN	TREASURY STOCK		NONCASH	ACCUMULATED	HENSIVE	HOLDERS'
	SHARES	AMOUNT	CAPITAL	SHARES	AMOUNT	INTEREST	DEFICIT	INCOME	DEFICIT
Balance, January 1, 2007	889,652	$8,897	$95,192,629	-	$-	$(2,314,266)	$(102,062,828)	$336,975	$(8,838,593)

Stock-based compensation expense	3,000	30	535,731	-	-	-	-	-	535,761

Issuance of common shares, net of issuance costs
of $197,969	43,810	438	2,101,592	-	-	-	-	-	2,102,030

Issuance of common shares under the April 2007
Equity Credit Agreement, net of commitment
fees of $38,179	2,168,720	21,688	2,929,407	(34,703)	711,411	-	(572,599)	-	3,089,907

Issuance of common shares for waivers of
certain contractual rights by September and
November 2006 investors	22,000	220	1,330,780	-	-	-	-	-	1,331,000

Return of common shares and warrants under the
Settlement Agreement	-	-	(602,055)	80,046	(1,640,946)	-	-	-	(2,243,001)

Issuance and sale of common shares from Escrow
under the Settlement Agreement	451,610	4,516	3,513,062	-	-	-	-	-	3,517,578

Amortization of pre-paid interest	-	-	-	-	-	867,850	-	-	867,850

Comprehensive loss:

Net loss	-	-	-	-	-	-	(13,847,164)	-	(13,847,164)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(26,912)	(26,912)

Total comprehensive loss	-	-	-	-	-	-	(13,847,164)	(26,912)	(13,874,076)

Balance, September 30, 2007	3,578,792	$35,789	$105,001,146	45,343	$(929,535)	$(1,446,416)	$(116,482,591)	$310,063	$(13,511,544)

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(13,847,164)	$(15,111,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve adjustment	95,180	442,433
Depreciation and amortization	547,831	669,055
Stock-based compensation expense	535,761	1,829,790
Non-cash interest expense	5,925,089	2,130,407
Gain from revaluation of warrants	-	(43,638)
Non-cash foreign currency translation gain	(77,343)	(39,635)
(Gain) loss on sale of fixed assets	42,800	(3,376)
Changes in operating assets and liabilities:
Accounts receivable	52,238	(130,936)
Inventory	25,019	5,623
Prepaids and other current assets	134,036	(46,021)
Other assets	(40,844)	25,959
Accounts payable	1,075,014	(43,723)
Accrued expenses and other current liabilities	154,916	197,262

Net cash used in operating activities	(5,377,467)	(10,118,036)

Cash flows from investing activities:
Purchase of property, plant and equipment	(30,826)	(580,220)
Proceeds from sale of property, plant and equipment	-	84,166

Net cash used in investing activities	(30,826)	(496,054)

Cash flows from financing actitivies:
Proceeds from issuance of short-term notes	1,133,405	6,811,150
Payment on short-term notes	(1,110,032)	(6,559,226)
Proceeds from the sale of common shares and warrants, net of issuance costs and commitment fees	5,191,937	10,559,324
Proceeds from exercise of warrants and options	-	40,245

Net cash provided by financing activities	5,215,310	10,851,493

Net increase (decrease) in cash and cash equivalents	(192,983)	237,403

Effect of exchange rate changes on cash	725	876

Cash and cash equivalents at beginning of period	220,256	42,565
Cash and cash equivalents at end of period	$27,998	$280,844

Non-cash financing activities:
Shares issued for interest and liquidated damages	$1,331,000	$948,714
Shares issued for the Settlement Agreement	$3,517,578	$-

Supplemental disclosure of cash flow information:

Income taxes paid during the period	$1,800	$1,800
Interest paid during the period	$552,624	$302,758

See accompanying notes to condensed consolidated financial statements.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business Description

SpatiaLight, Inc. is a New York corporation formed in 1989. We conduct operations through our two wholly-owned subsidiaries, SpatiaLight Technologies, Inc. and SpatiaLight Korea, Inc. As used in this Form 10-Q, terms such as the “Company,” “we,” “our,” and similar terms refer to SpatiaLight, Inc. and its wholly-owned subsidiaries, unless otherwise noted.

We are in the business of manufacturing high-resolution liquid crystal on silicon (LCoS) microdisplays. We are currently focused on manufacturing our core product, the T-3S LCoS Set, which has a 1920 pixels by 1080 pixels configuration for sale to our current and prospective head mounted display (“HMD”) market customers. Our previously manufactured T-3P LCoS Set has the same resolution of 1920 pixels by 1080 pixels, configured in sets of three imagers and ASICS for rear projection television (RPTV) applications. We are focusing on manufacturing the T-3S LCoS Sets rather than the T-3P LCoS Sets because we believe that the demand for the HMD products will be greater than for RPTV due to the intense competition in the TV market from flat panel displays such as LCD and plasma. Our current and prospective customers include manufacturers of near-to-eye display systems such as head mounted displays, and small projection displays (microprojectors or nanoprojectors) targeted for use with mobile electronics projects. In addition we will support selected front and rear projection based television and monitor opportunities.

Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of SpatiaLight, Inc. and its wholly-owned subsidiaries, SpatiaLight Technologies, Inc. and SpatiaLight Korea, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In our management’s opinion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with our 2006 Annual Report on Form 10-K/A filed with the SEC on August 21, 2007, which contains our audited consolidated financial statements, related financial notes and Management’s Discussion and Analysis, for the year ended December 31, 2006. The interim results for the nine month period ended September 30, 2007 are not necessarily indicative of results for the full fiscal year or any future interim period. The accompanying consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but does not include all disclosures required by U.S. generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. As reported in our 2006 Annual Report on Form 10-K/A, we have suffered recurring operating losses and negative cash flows from operations. We have continued to suffer operating losses for the nine month period ended September 30, 2007. While we plan on raising additional capital, no assurance can be given that we will be able to raise sufficient funds to continue our operations and meet our capital and liquidity requirements. If we do not receive additional funds, we will likely be required to scale back or terminate operations and/or may seek protection under applicable bankruptcy laws.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As more fully described in Note 8, our Senior Secured Convertible Notes, maturing in November 2007, are held by four noteholders. As a result of our common stock no longer trading on the Nasdaq Capital Market as of June 15, 2007, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received redemption notices from holders of $9,000,000 in original principal amount of Senior Secured Convertible Notes and have accrued $1,500,000 in redemption premiums through September 30, 2007. We do not presently have a source of funds with which to redeem the Senior Secured Convertible Notes and may be required to seek protection under applicable bankruptcy laws if such redemption is required by the noteholders. We also have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007. As a result of our failure to redeem the Senior Secured Convertible Notes within five days after receipt of the redemption notice, the noteholders may withdraw any part of the redemption notice and elect to convert the withdrawn amount at a new conversion rate equal to the lowest weighted price of the common shares between June 15, 2007 and the date of withdrawal. In early July 2007, the noteholders partially withdrew their redemption notices with respect to $150,000 in principal amount of the Senior Secured Convertible Notes. We have received a notice of conversion from each noteholder to convert the withdrawn amount at a conversion rate of $2.525 per common share.

During 2006, a substantial percentage of our T-3 LCoS Set sales were made to LG Electronics (“LGE”). LGE informed us that it intended to discontinue production of rear projection televisions (“RPTVs”) and failed to fulfill the remaining portion of our supply agreement for the T-3 LCoS Sets. We do not expect significant future sales to LGE and are engaged in settlement negotiations relating to the failure to fulfill our supply agreement. We intend to replace the anticipated revenues from LGE with revenues from sales of our T-3 LCoS Sets to other customers, as well as sales of products to manufacturers of HMDs and microprojectors. Due to the development and start-up time periods required, however, we do not anticipate significant revenue until the second quarter of 2008. No assurance can be given as to the level of revenue, if any, that we will earn in the future.

We are subject to investigations by the United States Securities and Exchange Commission (“SEC”) relating to the unauthorized filing of consents of our former auditor, BDO Seidman, LLP, as an exhibit to certain registration statements and our issuance of securities without legend or restrictions to Argyle Capital Management Corporation (“Argyle”), a firm controlled by our former Chief Executive Officer for payment of interest on our promissory notes payable to Argyle in December 2004 and January 2005. We received a Wells Notice dated May 25, 2007 from the SEC and have been advised that they intend to pursue civil enforcement actions against us in connection with these investigations and we may be subject to penalties and claims by our stockholders.

These matters raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the amounts recorded as assets shown in the accompanying condensed consolidated balance sheet is dependent upon our continued operations. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the amounts recorded as assets or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reverse Stock Split and Increase in Authorized Shares

Pursuant to the recommendation of our Board of Directors and approval of our stockholders at the Annual Shareholders Meeting on July 13, 2007, on August 8, 2007, we filed an Amendment to our Amended and Restated Certificate of Incorporation that combined 50 existing common shares into one new common share (a 1-for-50 reverse stock split) and increased the number of common shares we are authorized to issue after such combination to 15 million, with a par value of $0.01 per share. The 1-for-50 reverse split was effective with the opening of trading on August 24, 2007, and our common stock began trading as adjusted for the reverse stock split on that same day. We have retroactively adjusted all share and per share information to reflect the reverse stock split in the condensed consolidated financial statements and notes thereto, as well as throughout the rest of this Form 10-Q Report for all periods presented. Stockholders’ deficit was restated to give retroactive recognition of the reverse stock split for all periods presented by reclassifying from common stock to additional paid-in capital the par value of the reduction of shares resulting from the reverse stock split.

Note 3. Liquidity

From inception through September 30, 2007, we have sustained recurring net losses from operations totaling approximately $116.5 million and at September 30, 2007, had total stockholders’ deficit of approximately $13.5 million and working capital deficiency of approximately $17.1 million. During the nine months ended September 30, 2007, our net cash decreased approximately $192,000. In the first quarter of 2007, cash was primarily provided by the gross proceeds of approximately $2.3 million that we received from the sale of 43,810 of our common shares in February 2007. During the second and third quarters of 2007, cash was primarily provided by the gross proceeds of approximately $3.1 million that we received from the sale of 2,168,720 of our common shares under an Equity Credit Agreement with certain institutional investors (the “Equity Credit Agreement”) that we entered into effective April 24, 2007, as further described in Note 9. The proceeds from these financings were used to fund our operations for the first three quarters of 2007. We recognized net losses for the nine months ended September 30, 2007 of approximately $13.8 million. We believe that our cash resources, including draws on the Equity Credit Agreement, will be sufficient to fund our operations and meet our capital and liquidity requirements through November 30, 2007.

Note 4.  Stock-Based Compensation

We have stock compensation plans for employees and directors which are described in more detail in Note 6 to our consolidated financial statements in our 2006 Annual Report on Form 10-K/A. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation, including stock options, in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the grant or, in the case of options granted with a market condition, we use a lattice model to calculate a derived service period. All of our stock-based compensation is accounted for as an equity instrument. Equity instruments issued to non-employees are recorded at their fair market value as determined in accordance with SFAS 123R and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”).

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Under the provisions of SFAS 123R and EITF 96-18, we recorded $73,008 and $184,797, or $0.03 and $0.22 per share, of stock-based compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our condensed consolidated statement of operations for the three month periods ended September 30, 2007 and 2006, respectively, and $535,761 and $1,829,790, or $0.36 and $2.29 per share for the nine month periods ended September 30, 2007 and 2006, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

Nine months ended September 30,
	2007	2006
Dividend yield	-	-
Expected volatility	86% - 89%	93% - 99%
Risk-free interest rate	4.51 - 5.10%	4.60% - 5.20%
Expected lives (in years)	5.21 to 5.75	5.2 - 5.8

The dividend yield of zero is based on the fact that we have never paid cash dividends, have no present intention to pay cash dividends, and are prohibited from paying dividends under the terms of the Senior Secured Convertible Notes issued in November 2004. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate in effect during the period at the time of the grant. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Our currently unvested options generally vest over two years from the date of grant. Our options generally have a 10-year contractual term. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for 2007 and 2006 were $44.00 and $97.50, respectively. As required by SFAS 123R, we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees - directors, senior management and all other employees - based on historical experience. Estimated forfeitures are adjusted to actual forfeitures as necessary.

A summary of options under our stock option plans as of December 31, 2006 and changes during the nine months ended September 30, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at September 30, 2007
Outstanding December 31, 2006	114,398	$157.50	5.80
Options granted under the plans	19,740	$60.19
Options exercised	-	$-
Options forfeited or expired	(83,239)	$154.84

Outstanding September 30, 2007	50,899	$123.80	6.84	$-

Options vested and exercisable
at September 30, 2007	37,609	$145.96	5.96	$-

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock at September 30, 2007, $0.25 per share, exceeded the exercise price of the options, for those options for which the quoted market price was in excess of the exercise price (such options are referred to as “in-the-money-options”). As shown above, all of our options have exercise prices above the quoted market price, and therefore have no intrinsic value at September 30, 2007. No options were exercised during the nine months ended September 30, 2007. The aggregated intrinsic value of options exercised on the dates the options were exercised was $112,865 for the nine month period ended September 30, 2006.

As of September 30, 2007, the estimated compensation cost of outstanding options that had not yet vested was approximately $382,030. This cost is expected to be recognized through February 2009. We recorded no income tax benefits for stock-based compensation expense arrangements for the nine months ended September 30, 2007, as we have cumulative operating losses, for which a full valuation allowance has been established.

Note 5. Per Share Information

Basic net loss per share is computed by dividing our net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The table below reflects potentially dilutive securities which were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2007 and 2006 because the effect of their assumed exercise or conversion would be antidilutive.

	As of September 30,
	2007		2006
	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price	Number of Potentially Dilutive Shares	Weighted Average Exercise/Conversion Price

Stock options and warrants	67,630	$133.58	136,688	$170.50
Convertible notes	127,193	$87.96	68,096	$164.50
Settlement liability (*)	3,318,276	$0.25	-
Total	3,513,099		204,784

* The Settlement liability (see Note 9) of $829,569 at September 30, 2007 is settled in shares, and potentially dilutive shares reflect the number of shares that would be issued in the future to settle the Settlement liability based on the current market price per share at the end of the period.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Inventory, net

Inventory consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Raw materials	$501,427	$531,114
Work-in-progress	19,780	26,088
Finished goods	172,261	161,285
	693,468	718,487
Inventory reserve	(390,592)	(295,412)
Total inventory, net	$302,876	$423,075

Note 7. Property, Plant and Equipment, net

Property, plant and equipment include:

	September 30, 2007	December 31, 2006

Building	$3,369,923	$3,305,102
Other equipment and instruments	1,740,003	2,332,603
Machinery and manufacturing equipment	1,711,953	1,688,943
Office furniture and fixtures	277,885	463,414
Tooling	26,810	371,700
Leasehold improvements	41,502	165,937
Computer hardware and software	290,019	352,825

Total property, plant and equipment	7,458,095	8,680,524
Accumulated depreciation	(2,746,053)	(3,474,598)
Property, plant and equipment, net	$4,712,042	$5,205,926

Due to the default status of our short-term loans in South Korea described in Note 8, each of the banks has registered a lien against our South Korean building. These liens, in the aggregate, total approximately $739,000.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Short-Term Loans and Notes Payable

Short-Term Loans

Our wholly-owned subsidiary, SpatiaLight Korea, has revolving credit facilities with four separate South Korean banks as detailed below (amounts in thousands, Korean Won, unless otherwise stated):

Bank	Shinhan Bank	Kyongnam Bank	Korea Exchange Bank	Pusan Bank	Total
Interest rate type	Variable (1)	Variable (2)	Fixed (1)	Variable (1)
Interest rate at 9/30/07	16.66%	16.51%	19.00%	19.00%
Maturity date	4/15/2007	10/30/2007	1/10/2007	1/10/2007
Maximum amount of line	136,696	177,000	187,773	75,804	577,273
Amount outstanding at 9/30/07	136,696	177,000	187,773	75,804	577,273
Remaining available	-	-	-	-	-
Approximate US dollar equivalent	$149,337	$193,369	$205,138	$82,814	$630,658

(1) Past due interest rates apply as loans are past due.

(2) Yield ratio of annual industrial financial debenture plus 10.0%

Interest under each of the credit facilities is payable monthly. We are required to repay funds on the credit facilities by the maturity dates of each of the respective credit facilities as noted in the table above. We have not repaid the Korean Exchange Bank, the Pusan Bank or the Shinhan Bank the amounts outstanding as of the maturity dates noted above and are in discussions with each of these banks to revise the repayment terms. Due to the default status of three of the four credit facilities, all of the banks have registered liens against our South Korean building totaling an aggregate of approximately $739,000.

Senior Secured Convertible Notes and Secured Convertible Notes outstanding at September 30, 2007 consist of the following:

Argyle Notes:

In 1998, we received $1,188,000 in cash in exchange for notes payable in that amount (the “Argyle Notes”) to Argyle Capital Management Corporation (“Argyle”), a company owned and controlled by Robert A. Olins, our former Chief Executive Officer, Secretary, Treasurer, and a former Director. The Argyle Notes accrue interest at a contractual rate of 6% per annum, and are secured by substantially all of our assets, although these notes are subordinated to the Senior Secured Convertible Notes due November 30, 2007 described below. Both principal and interest are convertible into our common shares at $25.00 per share. The maturity date of the Argyle Notes has been extended several times, most recently on November 30, 2004, when the due date was extended until December 31, 2008. The beneficial conversion effect representing the excess aggregate value of the common shares receivable upon conversion of the notes based on the appropriate market price at the time of measurement, over the aggregate conversion price for such common shares (limited to the original proceeds of $1,188,000), was recorded as additional paid-in capital. The resulting discount was amortized through non-cash interest in the financial statements, and was completely amortized in June 2005.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In December 2004, we issued 1,000 common shares, and in January 2005, we issued 8,975 common shares, as a prepayment of interest on the Argyle Notes of $249,480 for the period July 1, 2005 through December 31, 2008. These shares had a market value of $4,049,964, based on the closing price of the shares of $406.00 on December 21, 2004. As of September 30, 2007, total prepaid interest on the Argyle Notes for the period October 1, 2007 to December 31, 2008 is $1,446,416, which is classified as a deduction from stockholders’ deficit in the accompanying condensed consolidated balance sheets. If Argyle elects to convert the notes prior to December 31, 2008, Argyle will return shares representing unearned interest on the Argyle Notes at the time of the conversion.

Non-cash interest expense includes $814,389 for the nine months ended September 30, 2007 and 2006 resulting from the beneficial conversion price of interest, which is convertible into common shares at $25.00 per share. This non-cash interest was computed as the excess of the market price of the shares issued for the interest over the calculated amount of interest due for the period.

At September 30, 2007, the carrying value of the Argyle Notes totaled $1,188,000 representing the unpaid principal balance.

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

The Senior Secured Convertible Notes are convertible, at the option of their holders, into our common shares at the conversion price of $486.00 per share. The Senior Secured Convertible Notes are senior to the Argyle Notes, based upon an Intercreditor Agreement.  This Intercreditor Agreement precludes us from repaying the Arygle Notes in cash or other property until the holders of our Senior Secured Convertible Notes have been repaid.  The Intercreditor Agreement does not, however, preclude us from paying interest on the Argyle Notes in either cash or shares provided there has not been an event of default under the Senior Secured Convertible Notes, as defined in the agreement.  Under the terms of the Intercreditor Agreement, Argyle maintains its rights to convert the Argyle Notes into common shares under the conversion terms of the Argyle Notes, as described above, at any time.  The holders of our Senior Secured Convertible Notes have a senior security interest in substantially all of our assets, except those located in South Korea.  However, the holders of our Senior Secured Convertible Notes have a pledge on SpatiaLight Korea’s shares.  In addition, under the terms of the November 2004 Financing, we are prohibited from using the proceeds from the financing to repay debt or to pay dividends, and we are prohibited from paying dividends while the Senior Secured Convertible Notes are outstanding.

We were required under an amended registration rights agreement, to file and maintain the effectiveness of a registration statement for resale of the shares issuable upon conversion of the Senior Secured Convertible Notes.  We reported in Post Effective Amendment No. 2 to our registration statement on Form S-3 relating to the Senior Secured Convertible Notes (Reg. No. 333-122391), that in late August 2005 we advised the holders of the Senior Secured Convertible Notes that until the matter concerning the filing of an unauthorized consent of our former auditors, BDO Seidman, LLP, is resolved, sales using the prospectus which is the subject of that registration statement may result in potential liability. A holder of $4.5 million of the Senior Secured Convertible Notes, Portside Growth and Opportunity Fund (“Portside”), has claimed that the post-effective amendment resulted in an obligation for the Company to pay each noteholder liquidated damages in cash equal to 1% of the purchase price of the notes, and 1% for every 30 days thereafter, until the matter concerning the consent was resolved. That amount would equal, in the aggregate, $683,000 as of February 14, 2006 (when the post-effective amendment to the registration statement was declared effective).  We do not believe that we are contractually obligated to make this payment and therefore we have not accrued the alleged liquidated damages.  However, should the noteholders pursue their claim for liquidated damages pursuant to the registration rights agreement and prevail on their claim in a court of law, the alleged liquidated damages would immediately become due and payable.

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

On March 28, 2007, Portside filed suit against the Company and certain named directors and officers, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans made by them to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. On June 28, 2007, SpatiaLight and Portside agreed to a Stipulation of Discontinuance, without prejudice, with regard to their respective claims and counterclaims. This Stipulation includes a Standstill Period of 30 days to allow for the opportunity for productive discussions to take place between the parties or their agents prior to either party filing any subsequent claims. As of the date of this filing, no further action has been taken by Portside.

On June 15, 2007, as a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received redemption notices from Portside and Smithfield and have not redeemed either Note within the time required by the notice. As a result of our failure to redeem the Senior Secured Convertible Notes within five days after receipt of the redemption notice, the noteholders may withdraw any part of the redemption notice and elect to convert the withdrawn amount at a new conversion rate equal to the lowest weighted price of the common shares between June 15, 2007 and the date of withdrawal. In early July 2007, Portside withdrew its redemption notice with respect to $100,000 and Smithfield withdrew its redemption notice with respect to $50,000. We have received a notice of conversion from each noteholder to convert the withdrawn amount at a conversion rate of $2.525 per common share. We have accrued $1.5 million in redemption premiums through September 30, 2007 and have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We failed to make the quarterly interest payment of approximately $294,000 due on August 31, 2007 on the Senior Secured Convertible Notes. Under the terms of the Senior Secured Convertible Notes, we may make interest payments either in cash or by conversion to our common shares, subject to certain limitations. We have recorded approximately $393,000 in accrued and unpaid interest related to these notes as of September 30, 2007.

Activity in notes payable for the nine months ended September 30, 2007 is as follows:

Debt Principal:	Balance at December 31, 2006	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at September 30, 2007
Argyle note	$1,188,000	$-	$-	$-	$1,188,000
Senior Secured Convertible Notes	10,000,000	-	-	-	10,000,000
Senior Secured Convertible Notes
beneficial conversion feature	(47,860)	-	39,150	-	(8,710)
Reimbursement of investor's legal fees	(30,556)	-	25,000	-	(5,556)
Senior Secured Convertible Notes
AIR discount	(325,498)	-	268,830	-	(56,668)
Total	$10,784,086	$-	$332,980	$-	$11,117,066

Interest:
Accrued Argyle note 6%	$-	$53,461	$-	$(53,461)	$-
Argyle note beneficial interest	-	814,389	-	(814,389)	-
Senior Secured Convertible Notes 10% (A)	84,353	807,155	(498,630)	-	392,877
Total	$84,353	$1,675,005	$(498,630)	$(867,850)	$392,877

(A) The interest rate was increased to 12% per annum commencing on June 15, 2007.

We have classified the net balance of $9,929,066 related to the Senior Secured Convertible Notes as a current liability in the condensed consolidated balance sheet at September 30, 2007 as they are due on November 30, 2007. The $1,188,000 outstanding balance of the Argyle Notes continues to be classified as long-term debt at September 30, 2007 as they are due on December 31, 2008.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-cash interest expense is as follows:

	Nine months ended September 30,
	2007	2006
Amortization of Senior Secured Convertible Notes	$332,980	$332,980
Senior Secured Convertible Notes 10% interest paid in common stock	-	497,647
Redemption premium on the Senior Secured Convertible Notes	1,500,000	-
Liquidated damages on the October 2005, January 2006, September
2006 and November 2006 financings	302,806	437,817
Beneficial conversion privileges of interest on Argyle note	814,389	814,389
Expense associated with waiver agreements with February 2007 and
November 2006 investors settled in stock	1,300,194	-
Loss associated with the Settlement Agreement	1,627,146	-
Amortization of prepaid financing costs	47,574	47,574
Total non-cash interest expense	$5,925,089	$2,130,407

Activity in notes payable for the three months ended September 30, 2007 is as follows:

Debt Principal:	Balance at June 30, 2007	Addition or New Discount	(Payment) or Discount Amortization	Conversion to Equity	Balance at September 30, 2007
Argyle note	$1,188,000	$-	$-	$-	$1,188,000
Senior Secured Convertible Notes	10,000,000	-	-	-	10,000,000
Senior Secured Convertible Notes
beneficial conversion feature	(21,760)	-	13,050	-	(8,710)
Reimbursement of investor's legal fees	(13,889)	-	8,333	-	(5,556)
Senior Secured Convertible Notes
AIR discount	(146,278)	-	89,610	-	(56,668)
Total	$11,006,073	$-	$110,993	$-	$11,117,066

Interest:
Accrued Argyle note 6%	$-	$17,820	$-	$(17,820)	$-
Argyle note beneficial interest	-	271,463	-	(271,463)	-
Senior Secured Convertible Notes 10% (A)	90,411	302,466	-		392,877
Total	$90,411	$591,749	$-	$(289,283)	$392,877

(A) The interest rate was increased to 12% per annum commencing on June 15, 2007.

Non-cash interest expense is as follows:

	Three months ended September 30,
	2007	2006
Amortization of discounts on Senior Secured Convertible Notes	$110,993	$110,993
Senior Secured Convertible Notes 10% interest paid in common stock	-	245,593
Beneficial conversion privileges of interest on Argyle note	271,463	271,463
Amortization of prepaid financing costs	15,858	15,858
Total non-cash interest expense	$398,314	$643,907

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Issuance of Securities

Exercise of Stock Options and Warrants in the Nine Months Ended September 30, 2007

No stock options or warrants were exercised during the three or nine months ended September 30, 2007.

Issuance of Shares, Stock Options and Warrants in the Nine Months Ended September 30, 2007

During the fourth quarter of 2006, we entered into an agreement to grant options to purchase 19,000 common shares to our former Executive Vice President of Strategic Planning for services under a consulting agreement. The options contain market conditions and were initially valued at $59,529 on the date of grant using a binomial model. The estimated value was increased to $176,747 based on a revised assumption as to when the vested options would be exercised. The following assumptions were used for valuing this grant: no dividend yield, expected volatility of 81%, risk free rate of 4.74% and expected lives (derived service period) varying from 47 days to 278 days. This agreement to grant options was cancelled in April 2007. Stock-based compensation expense during the first three quarters of 2007 includes $142,317 associated with this option grant agreement.

On January 8, 2007, we issued a fully vested option to purchase 500 of our common shares to a consultant for compensation for services provided pursuant to a service agreement. A value of $28,490 was assigned to the option using the Black-Scholes pricing model and the following assumptions: stock price $67.50, exercise price $67.50, historical volatility 81%, risk free interest rate 4.77%, dividend yield of zero and a contractual life of 10 years. This amount is included in stock-based compensation expense for the nine month period ended September 30, 2007.

On February 23, 2007, when the price of our common stock was $65.50, we sold to five institutional investors that had also participated in the November 2006 financing (“November 2006 Financing”), an aggregate of 43,810 of our common shares at a purchase price of $52.50 per share (“February 2007 Financing”). In addition, we issued 12,000 common shares, valued at $786,000, as a fee to obtain a one-time waiver (“February 2007 Waiver”) of contractual prohibitions under the November 2006 Financing against offering shares of our common stock for less than $65.00 per share. We received aggregate proceeds of $2.3 million, before issuance costs, from the sale of these shares, which was used for working capital and other corporate purposes. We made the sale pursuant to our “shelf” registration statement on Form S-3 (File No. 333-137100), which was declared effective by the SEC on February 14, 2007.

On March 6, 2007, we entered into First Amendments amending the Registration Rights Agreements dated September 26, 2006 between the Company and each of Bluegrass Growth Fund, L.P. and Bluegrass Growth Fund, LTD. In exchange for the forgiveness of accrued liquidated damages under the Registration Rights Agreements in the amount of approximately $31,000, the rescission of a contingent obligation to issue 5,000 warrants to purchase common shares, and amending the Registration Rights Agreement filing date, the Company issued to Bluegrass Growth Fund, L.P. and Bluegrass Growth Fund, LTD. an aggregate of 10,000 common shares. The common shares, valued at $545,000, were issued on March 6, 2007, when the price of our common stock was $54.50, and were issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-137100), which was declared effective by the SEC on February 14, 2007.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 26, 2007, we entered into an Equity Credit Agreement (the “Equity Credit Agreement”) with six institutional investors (“Investors”) that participated in the November 2006 and February 2007 Financings, under which we may elect to sell and the Investors are required to purchase from time to time our common shares, having an aggregate market value of $15,400,000 over a period of eighteen months. The first $3,700,000 in common shares sold or to be sold by us pursuant to the Equity Credit Agreement will be priced at 100% of the closing bid price on the date of sale. The balance of the common shares to be sold by us under the Equity Credit Agreement will be priced at 95% of the closing bid price on the date of sale. As of September 30, 2007 we have elected to sell and the Investors have purchased 2,168,720 common shares with a net value of $3,089,907 under this Equity Credit Agreement. Due to a lack of authorized shares prior to the effectiveness of our reverse split and increase in authorized shares on August 8, 2007, we used 34,703 of the common shares held in treasury to fulfill part of the above-mentioned sales of our common shares under this agreement. As the treasury shares were recorded at the $20.50 per share fair value or $711,411 while the sale price on the date of the sale under the Equity Credit Agreement was $4.00 per common share or $138,812, we have recorded an increase in accumulated deficit for the difference, amounting to $572,599.

In connection with the Equity Credit Agreement, we also entered into a Waiver, Rescission and Settlement Agreement effective as of April 24, 2007 (the “Settlement Agreement”) with the Investors under which the Investors (i) released disputed claims under the November 2006 Financing Securities Purchase Agreement and Registration Rights Agreement, the February 2007 Financing Securities Purchase Agreement and Registration Rights Agreement, and the February 2007 Waiver described above; (ii) returned for cancellation warrants to purchase 96,000 common shares that were issued in the November 2006 Financing; (iii) cancelled the future financings restriction under which we could not sell common shares for less than $65.00 per share without the Investors’ consent; and (iv) entered into an Escrow Agreement pursuant to which we will issue into escrow, from time to time, an unspecified number of common shares, and the Investors will deliver to escrow 80,046 common shares previously issued pursuant to the November 2006 Financing and the February 2007 Financing. Under the terms of the Settlement Agreement, the Investors’ shares and shares we contribute to the escrow account will be periodically removed from escrow and sold, with the sales proceeds provided to the Investors, until they receive a total of $4,347,147. We recorded a settlement liability in the amount of $4,347,147 based on the Investors' gross investment in the November 2006 and February 2007 financings, in aggregate $5.3 million, plus a one-time commitment fee to the Investors of $185,000, as consideration for the $15.4 million equity line of credit, less proceeds previously received by the Investors from the sale of their common shares. We recorded a $1.627 million loss on the settlement as part of non-cash interest expense in the three month period ended June 30, 2007. The settlement loss was calculated by reducing the $4.3 million settlement liability to the Investors by: 1) the fair value of the warrants returned for cancellation of $602,055, recorded as a reduction of additional paid-in capital; 2) the fair market value of the 80,046 common shares placed in escrow by the Investors, or $1.64 million, recorded as treasury stock; 3) the reversal of a $292,000 accrued liability for liquidated damages, waived under the Settlement Agreement; and 4) the $185,000 prepaid financing commitment fee for the Equity Credit Agreement. The prepaid financing commitment fee will be amortized on a pro-rata basis as common shares are issued under the Equity Credit Agreement, and recorded as a reduction of proceeds from the sale of the common shares. The fair value of the warrants to purchase 96,000 common shares was calculated at $602,055 at April 24, 2007 using the Black-Scholes option pricing model, using the following assumptions: stock price $17.00, exercise price $87.50, volatility 86%, risk free interest rate 4.58%, remaining contractual life 4.6 years and dividend yield of zero. At September 30, 2007, $829,569 remained as the settlement liability reflecting the issuance and sale by the Investors of 451,610 shares of our common stock pursuant to the Settlement Agreement.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Any new securities we issue under either the Equity Credit Agreement or the Settlement Agreement are registered pursuant to our Registration Statement on Form S-3 (File No. 333-137100), which was declared effective by the SEC on February 14, 2007.

On June 15, 2007, trading in our common stock no longer occurred on the Nasdaq Capital Market as a result of the review by the Nasdaq Listing Qualifications Panel and their determination that we did not meet the minimum aggregate common stock value necessary to continue trading on the Nasdaq Stock Market. Our securities are quoted on the Over-the-Counter Bulletin Board under “SPLT”.

Stock-based compensation, included in selling, general and administrative expenses, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Options granted to employees and directors	$72,468	$184,797	$364,414	$1,829,790
Options issued to consultants for services	540	-	171,347	-
	$73,008	$184,797	$535,761	$1,829,790

Note 10. Segment Information and Significant Customer Information

Our chief operating decision-maker is our Chief Executive Officer. The chief operating decision-maker reviews only financial information prepared on a basis substantially consistent with the accompanying condensed consolidated financial statements of operations. Therefore, we have determined that we operate in a single business segment. All of our assets are located at our facility in the United States at September 30, 2007, except for the following:

South Korea

Cash	$27,994
Prepaid expenses	76,298
Deposits	44,409
Building and leasehold improvements, net	3,045,526
Machinery and manufacturing equipment, net	698,626
Office furniture and fixtures, net	101,877
Other equipment and instruments, net	577,432
Inventory, net	302,876

Total	$4,875,038

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes our product revenue percentages for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007	2006
LCoS (T-3) sets	100%	96%
Other (primarily supporting electronics)	-	4%
Total	100%	100%

Of our total revenue in 2007, 90% was derived from the sales of LCoS Sets to LGE, a customer located in South Korea. For the nine months ended September 30, 2006, sales to LGE comprised 96% of our total sales, and 100% of our accounts receivable balance at September 30, 2006.

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

Interest recognized, to the extent applicable, is classified in the financial statements as interest expense. Penalties recognized, to the extent applicable, are reported in other income (expense). As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest or penalty expense was recognized for the nine month period ended September 30, 2007.

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this statement is initially applied, is recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

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

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). Under EITF 07-03, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or services are performed. If our expectations change such that we do not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-03 is effective for new contracts entered into beginning January 1, 2008. We have not yet determined the impact that EITF 07-03 will have on our consolidated financial statements.

13. Commitments and Contingencies

Lease Commitments

In September 2004, we entered into a 50 year term lease with the Gyeongnam provincial government for 8.3 acres of undeveloped land in Jinsa, Gyeongnam province in South Korea. We have received a 100% land lease payment exemption because the land has been designated a “free economic zone” by the South Korean national government and the South Korean government also certified us as a “high technology” company. Under our agreement with the Gyeongnam provincial government, we could lose our land lease payment exemption in the event that we lose our “high technology” certification, which could increase the costs of operating the facility and negatively impact our business. Additionally, if we were to lose the lease, we might be required to donate the building to the South Korean government.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Alleged Events of Default on Senior Secured Convertible Notes

Certain allegations of events of default related to the November 2004 Financing have been communicated to us as more fully described in Note 8.

Guarantees and Indemnifications

As permitted under New York law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited. We are unable to estimate the fair value of these indemnification agreements and accordingly, we have not recorded any liabilities for these agreements as of September 30, 2007.

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

On March 28, 2007, Portside Growth and Opportunity Fund, holders of $4.5 million of the Senior Secured Convertible Notes, filed suit against the Company and certain named directors and officers, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans made by them to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. On June 28, 2007, SpatiaLight and Portside agreed to a Stipulation of Discontinuance, without prejudice, with regard to their respective claims and counterclaims. This Stipulation includes a Standstill Period of 30 days to allow for the opportunity for productive discussions to take place between the parties or their agents prior to either party filing any subsequent claims. As of the date of this filing, no further action has been taken by Portside.

On June 15, 2007, as a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes issued in the November 2004 Financing became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received redemption notices from two holders of the Senior Secured Convertible Notes. We have accrued $1.5 million in redemption premiums as of September 30, 2007 and have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007.

We failed to make the quarterly interest payment of approximately $294,000 due on August 31, 2007 on the Senior Secured Convertible Notes.

On October 9, 2007, we received a demand letter from Shinhan Bank threatening the commencement of legal action towards our property rights in South Korea if we do not promptly repay all amounts owed under the line of credit (approximately $160,000 including principal and accrued interest). As of the date of this filing, no further action has been taken by Shinhan Bank.

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

U.S. Securities and Exchange Commission Investigations

As previously reported, we failed to obtain authorization from BDO Seidman LLP before filing their consent to certain registration statements filed in 2005, incorporating their report on our financial statements for the fiscal years ended December 31, 2002 and 2003 as an exhibit to these certain registration statements. We received the requisite authorized consents from BDO Seidman, LLP to incorporate by reference their report on the consolidated financial statements into the registration statements when initially filed and in previous amendments thereto and BDO Seidman, LLP has not withdrawn these previous consents. Over the period of 1999 through early 2005 the Company paid interest on a Convertible Note held by Argyle Capital Management through the issuance of shares in a manner prescribed by the Note. Over the period of 2000 to early 2005, these shares were issued free of legend and without restriction on the basis of an opinion provided by the Company’s corporate counsel at the time. We have received a Wells Notice dated May 25, 2007 from the SEC and have been advised that the SEC intends to pursue civil remedies against the Company in connection with the filing of the unauthorized BDO Seidman, LLP consents and our issuance of securities without legend or restrictions to Argyle for payment of interest on the Argyle Notes, specifically focusing on our prepayment of interest in December 2004 and January 2005. We cannot predict the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made. However, the Company at this time does not believe the SEC to be seeking financial penalties against the Company. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/ or cash flows could be materially affected.

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

SPATIALIGHT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At present, we are unable to ascertain the exact amount of damages, if any, to which we could potentially be subject under a Section 11 claim instituted by any persons who directly purchased shares pursuant to those registration statements. Furthermore, at this date, we cannot ascertain the amount of damages, if any, for which we could be liable for claims instituted by any subsequent purchasers who could trace the shares purchased by them to those registration statements. In August 2005, we sold 10,000 common shares to three institutional purchasers for $270.00 per share pursuant to the “shelf” registration statement referenced herein. Each of those investors has since represented to us in writing, in connection with a separate transaction, that they have disposed of all of those shares. One of those institutional investors has represented to us that it sold those shares at a sale price at or higher than its purchase price from us. We believe, based upon discussions with the other two investors, that they sold their shares at a sale price of not lower than $212.50 per share. Therefore, we believe that our maximum damages pursuant to Section 11 claims from direct purchasers, which we would fully contest, would be $391,000, or the difference between the two investors’ purchase price and lowest believed resale price, multiplied by the 6,800 shares that they purchased and then resold.

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

The following is a discussion and analysis of our condensed consolidated financial condition as of September 30, 2007, and our results of operations for the three and nine months ended September 30, 2007 and 2006. The following should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere herein and assumes that the reader has read the more detailed information found in our 2006 Annual Report on Form 10-K/A filed with the SEC on August 21, 2007.

OVERVIEW

We are in the business of manufacturing high-resolution liquid crystal on silicon (“LCoS”) microdisplays. Our current and prospective customers include manufacturers of near-to-eye display systems such as head mounted displays (“HMDs”), small projection displays (microprojectors or nanoprojectors) targeted for use with mobile electronics projects, and makers of front and rear projection based televisions and monitors.

We are currently focused on manufacturing one core LCoS imager product, our T-3S LCoS Set, consisting of one of our proprietary SpatiaLight imagEngine™ LCoS microdisplays with a 1920 pixels by 1080 pixels configuration, modified for single panel operation, along with a drive ASIC. LCoS displays are constructed with a silicon chip, a layer of liquid crystals and a glass cover plate in contrast to the more common construction of liquid crystals sandwiched between two glass plates. We are currently focusing on manufacturing our T-3S LCoS Sets because we believe that market demand for the higher resolution product in HMD applications will be increasing significantly with the greater availability of 1920 by 1080 resolution media both for gaming and entertainment video. We are developing a new product, designated the T-6S LCoS Set, with a resolution of 800 pixels by 600 pixels and a small diagonal of 0.33” to enable single panel operation for products such as nano-projectors.

We completed construction of our South Korean manufacturing facility in January 2005. Since the third quarter of 2006, we have been in position to manufacture commercial quantities of high quality product according to customer specifications.

We are also working with other manufacturers to develop and market a light engine incorporating our microdisplays and a solid state light source. These solid state light sources (LED and laser) are attractive to both consumer and commercial display makers because of their longer life compared to high pressure mercury arc lamps. The lower angular divergence associated with laser sources also facilitate much thinner cabinet designs. However due to the intense competition in the TV display market from flat panel based displays we are focusing the bulk of our efforts on near to eye and nano-projector applications.

Status of Business with LG Electronics, Inc.

In 2005 and 2006, the majority of our product deliveries, which were in small quantities, were made to LG Electronics, Inc. (“LGE”). In October 2006, LGE notified us that they would not accept the contracted quantities. We do not expect significant future sales to LGE and are negotiating with LGE for termination compensation under our LCoS Supply Agreement, although no assurance can be given that we will receive any compensation from LGE. The decision by LGE to cease accepting deliveries of the T-3 LCoS Sets significantly reduced our expected future sales and future results of operations.

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

We have entered a Memorandum of Understanding with Deocom Co., Ltd. of South Korea relating to the development and manufacture of HMDs using our LCoS imager in full High Definition (“HD”) mode. We have also signed a Purchase Agreement with and received the first purchase order from Deocom to supply LCoS imagers for use in HMDs. Initial supply quantities are limited to prototype and low volume production levels. The Purchase Agreement anticipates this market to grow as HMDs are adopted by the video game and entertainment industries. Deocom has made significant progress in their product development and customer acquisition activities, and we expect them to start accepting production in the fourth quarter of 2007.

We had also signed a Memorandum of Understanding with SI InfoComm, Inc. and SCRAM Technologies for the joint development of a micro-projector, a new category of product targeted at mobile electronics driven applications. Demonstrations of a microprojector employing our imager were made by SCRAM in June of 2007.

In October of 2007 we signed an agreement with Daeyang E&C for the joint design, manufacture and distribution of an HMD system employing the SpatiaLight T3S LCoS imager product. This agreement is expected to provide revenue starting about mid-2008.

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

For these reasons, we have taken the following initiatives:

•	Engage in new product development for applications other than RPTV (including Near-To-Eye (NTE) displays such as HMDs and nano-projector products).

•	Find new customers for the single panel based product in the HMD and nano-projector market segments.

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

Contingent Liability Relating to Senior Secured Convertible Debt Financing

On November 30, 2004, we completed a non-brokered private placement of $10 million in our Senior Secured Convertible Notes. Under the terms of the agreements entered in connection with the sale of our Senior Secured Convertible Notes, we were required to file and maintain the effectiveness of registration statement relating to the resale of common shares issuable upon conversion. The required registration statement (Reg. No. 333-122391) was filed on January 31, 2005, and became effective on July 29, 2005. However, as a result of our failure to obtain authorization from our former auditors, BDO Seidman, LLP, to file their consent to incorporate their report into certain pre-effective amendments to the registration statement, we notified the holders of the Senior Secured Convertible Notes that sales of our common shares under the registration statement could result in potential liability until an amendment could be filed correcting the lack of authorization. Portside Growth and Opportunity Fund, the holder of $4.5 million of the Senior Secured Convertible Notes, filed a claim for liquidated damages in the amount of $307,000 on the basis that the registration statement was not effective and sales of our common shares could not be made from August 2005 until February 2006, when an amendment correcting the lack of authorization by BDO Seidman, LLP was filed.

Portside Growth and Opportunity Fund (“Portside”) has also claimed additional events of default under the Senior Secured Convertible Notes relating to (i) an alleged failure to make an interest payment due in November 2005 on a timely basis; (ii) an incurrence of prohibited indebtedness to our former officers and/or directors of the Company; (iii) an incurrence of prohibited indebtedness by our South Korean subsidiary to certain banks in South Korea; (iv) a grant of a security interest by our South Korean subsidiary in certain assets located in South Korea; and (v) a repayment by us of indebtedness to our officers or directors and by our South Korean subsidiary of indebtedness under bank credit facilities. Smithfield Fiduciary LLC (“Smithfield”), another noteholder, that holds $4.5 million of the Senior Secured Convertible Notes, joined in the claim that a default occurred as a result of certain indebtedness incurred and as a result of the failure to make the November 2005 interest payment in a timely fashion. These notices call for us to redeem $9.0 million in the aggregate principal amount of our Senior Secured Convertible Notes and to pay a redemption premium of $675,000 to each of these noteholders. Furthermore, the noteholders claim that the interest rate on the Senior Secured Convertible Notes has increased from 10% per annum to 12% per annum as a result of the claimed defaults.

On March 28, 2007, Portside filed suit against the Company and certain named directors and officers, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans they made to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. On June 28, 2007, SpatiaLight and Portside agreed to a Stipulation of Discontinuance, without prejudice, with regard to their respective claims and counterclaims. This Stipulation includes a Standstill Period of 30 days to allow for the opportunity for productive discussions to take place between the parties or their agents prior to either party filing any subsequent claims. As of the date of this filing, no further action has been taken by Portside.

On June 15, 2007, as a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes were in default under the Senior Secured Convertible Note agreement and became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received a notice of redemption from Portside and Smithfield calling for us to redeem their $9 million in the aggregate principal amount, plus accrued interest and late charges, but have not yet redeemed any of the Senior Secured Convertible Notes. In early July 2007, Portside elected to withdraw its notice of redemption with respect to $100,000 and Smithfield elected to withdraw its notice of redemption with respect to $50,000. Under the terms of the Senior Secured Convertible Notes, the conversion rate with respect to the withdrawn amounts has been reset from $486.00 per share to $2.525 per share. The noteholders may withdraw their redemption notices with respect to additional amounts in the future and the conversion rate with respect to such withdrawn amounts will be reset to the lowest weighted average price for common shares between June 15, 2007 and the date of such withdrawal. We have accrued $1.5 million in redemption premiums through September 30, 2007 and have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007.

We failed to make the quarterly interest payment of approximately $294,000 due on August 31, 2007 on the Senior Secured Convertible Notes. We have recorded approximately $393,000 in accrued and unpaid interest related to these notes as of September 30, 2007.

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

SEC Investigations

We received a Wells Notice from the SEC dated May 25, 2007 and have been advised by the Staff of the SEC that the Staff intends to recommend civil remedies, including an injunction against future violations of securities laws, in connection with our filing of the unauthorized BDO Seidman, LLP consents and our issuance of securities without legend or restrictions to Argyle Capital Management Corporation (“Argyle”) for payment of interest in December 2004 and January 2005 on notes payable by the Company to Argyle. We cannot determine whether we or our management will be adversely affected by any remedies which may be imposed by the SEC.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had approximately $28,000 in cash and cash equivalents, a decrease of approximately $192,000 from the December 31, 2006 balance of approximately $220,000. Our net working capital deficiency at September 30, 2007 was approximately $17.1 million compared to approximately $12.9 million at December 31, 2006.

Net cash used in operating activities totaled approximately $1.2 million and $2.4 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $5.4 million and $10.1 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in operating activities decreased for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 primarily due to decreased operations as a result of financial constraints.

Net cash used in investing activities totaled approximately $20,000 for the three months ended September 30, 2007 and approximately $181,000 for the three months ended September 30, 2006. Net cash used in investing activities totaled approximately $31,000 and $496,000 for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities in 2007 and 2006 were primarily related to equipment purchases for use in our South Korean facility.

Net cash provided by financing activities in the three months ended September 30, 2007 and 2006 was approximately $1.0 million and $2.4 million, respectively, and approximately $5.2 million and $10.9 million for the nine months ended September 30, 2007 and 2006, respectively. In the first quarter of 2007, cash was provided by the gross proceeds of approximately $2.3 million that we received from the sale of 43,810 of our common shares in February 2007. During the second and third quarters of 2007, cash was primarily provided by the gross proceeds of approximately $3.1 million that we received from the sale of 2,168,720 of our common shares under the Equity Credit Agreement entered into in April 2007. The funds from these financings were used to fund our operations for the first three quarters of 2007. In the first quarter of 2006, cash was primarily provided by the net proceeds of approximately $3.3 million that we received from the sale of 26,000 of our common shares in mid-January 2006, at a purchase price of $131.00 per share, and approximately $1.1 million that we received from the sale of 10,000 shares sold on March 17, 2006, at a purchase price of $109.00 per share. We also borrowed approximately $1.4 million on our lines of credit with South Korean banks during the first quarter of 2006, which was repaid early in the second quarter of 2006. In the second quarter of 2006, cash was primarily provided by the net proceeds of approximately $2.4 million that we received from the sale of 15,000 of our common shares on April 7, 2006 at a purchase price of $163.00 per share and approximately $1.7 million that we received from the sale of 12,020 of our common shares on June 6, 2006 at a purchase price of $140.00 per share.

On April 26, 2007, we entered into an Equity Credit Agreement with six Investors that participated in the November 2006 and February 2007 financings, under which we may elect to sell and the Investors are required to purchase from time to time our common shares having an aggregate market value of $15,400,000 over a period of eighteen months. The first $3,700,000 in common shares sold by us pursuant to the Equity Credit Agreement will be priced at 100% of the closing bid price on the date of sale. The balance of the common shares sold under the Equity Credit Agreement will be priced at 95% of the closing bid price on the date of sale. We expect to meet our immediate cash needs and fund our immediate working capital requirements with the Equity Credit Agreement, cash payments from our customers, the exercises of stock options and warrants, and additional sales of our common shares.

In connection with the Equity Credit Agreement, we also entered into a Waiver, Rescission and Settlement Agreement effective as of April 24, 2007 (the “Settlement Agreement”) with the Investors under which the Investors (i) released disputed claims under the November 2006 Financing Securities Purchase Agreement and Registration Rights Agreement, the February 2007 Financing Securities Purchase Agreement and Registration Rights Agreement, and the February 2007 Waiver; (ii) returned for cancellation warrants to purchase 96,000 common shares that were issued in the November 2006 Financing; (iii) cancelled the future financings restriction under which we could not sell common shares less than $65.00 per share without the Investors’ consent, and (iv) entered into an Escrow Agreement pursuant to which we will issue into escrow, from time to time, an unspecified number of common shares, and the Investors will deliver to escrow 80,046 common shares previously issued pursuant to the November 2006 Financing and the February 2007 Financing. Under the terms of the Settlement Agreement, the Investors’ shares and the shares we contribute to the escrow account will be periodically removed from escrow and sold, with the sales proceeds provided to the Investors until they receive a total of $4,347,147. We recorded a settlement liability in the amount of $4,347,147 based on the Investors' gross investment in the November 2006 and February 2007 financings, in aggregate $5.3 million, plus a one-time commitment fee to the Investors of $185,000, as consideration for the $15.4 million equity line of credit, less proceeds previously received by the Investors from the sale of their common shares. We recorded a $1.627 million loss on the settlement as part of non-cash interest expense in the three month period ended June 30, 2007. The settlement loss was calculated by reducing the $4.3 million settlement liability to the Investors by: 1) the fair value of the warrants returned for cancellation of $602,055, recorded as a reduction of additional paid-in capital; 2) the fair market value of the 80,046 common shares placed in escrow by the Investors, or $1.64 million, recorded as treasury stock; 3) the reversal of a $292,000 accrued liability for liquidated damages, waived under the Settlement Agreement; and 4) the $185,000 prepaid financing commitment fee for the Equity Credit Agreement. The prepaid financing commitment fee will be amortized on a pro-rata basis as common shares are issued under the Equity Credit Agreement, and recorded as a reduction of proceeds from the sale of the common shares. The fair value of the warrants to purchase 96,000 common shares was calculated at $602,055 at April 24, 2007 using the Black-Scholes option pricing model, using the following assumptions: stock price $17.00, exercise price $87.50, volatility 86%, risk free interest rate 4.58%, remaining contractual life 4.6 years and dividend yield of zero. At September 30, 2007, $829,569 remained as the settlement liability reflecting the issuance and sale by the Investors of 451,610 shares of our common stock.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 and 2006

Revenue.  We recognized revenue of approximately $298,000 during the quarter ended September 30, 2006 primarily from sales of LCoS Sets to LGE. We recognized no revenue during the third quarter 2007.

LGE has informed us that they intend to discontinue production of RPTVs (both LCoS and DLP) and they are no longer ordering T-3 LCoS Sets from us. The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the loss in expected revenue in a timely manner has significantly harmed our sales and results of operations during 2007.

Gross Margin. Gross margin was reduced from approximately negative $1.37 million during the third quarter of 2006 to negative gross margin of approximately $419,000 during the third quarter of 2007. The third quarter of both periods includes the costs to operate our South Korean manufacturing facility. We reduced staffing in our South Korean manufacturing facility during 2007 in light of significantly reduced sales and our expectations of reduced future sales in the near-term.

Selling, general and administrative costs. Cash-based selling, general and administrative costs were approximately $1.37 million and $1.73 million during the three months ended September 30, 2007 and 2006, respectively, a decrease of $358,000 or 21%. Salaries, wages and other payroll related expenses decreased approximately $441,000 and included an aggregate reduction in headcount of five individuals in our U.S. operations, including our former Senior Vice President, Marketing and Sales and our former Assistant Vice President, Legal Counsel. Partially offsetting this decrease was an increase in legal expense of approximately $111,000. Both periods included legal expenses associated with involvement with the ongoing SEC investigations. However, the third quarter of 2007 also included expenses related to our ongoing settlement talks with LGE, as well as discussions with the noteholders of our Senior Secured Convertible notes. Accounting and consulting expenses increased by approximately $39,000 due to the cost of restating our 2006 Form 10K as well as our restating our 2007 first and second quarter Form 10-Q’s related to the timing of recording the impairment loss on our South Korean facility. We had originally recorded the loss in the first quarter of 2007. Based upon subsequent information from LGE, we concluded that the impairment loss should have been recorded during the fourth quarter of 2006. The remaining decrease in costs between periods is primarily due to overall reductions in spending related to financial constraints.

Stock-based compensation included in selling, general and administrative costs. Stock-based compensation was approximately $73,000 and $185,000 for the three months ended September 31, 2007 and 2006, respectively. The decline is due to fewer options being issued during 2007 at a lower exercise price due to an overall decline in the market price of our stock.

Research and development costs. Research and development costs were approximately $329,000 and $270,000 for the three months ended September 30, 2007 and 2006, respectively, an increase of $59,000 or 22% reflecting an increase in spending related to new projects that are in the development stage.

Interest expense. Cash-based interest expense for the three months ended September 30, 2007 increased approximately $308,000 from $40,000 during third quarter 2006 to $348,000 for the third quarter 2007. Approximately $246,000 of the increase was due to issuing our common shares in lieu of cash to the Senior Secured noteholders for the payment of one quarter’s interest during 2006. The remaining increase was due to higher interest rates on the lines of credit in South Korea as well as the Senior Secured Convertible Notes.

Non-cash interest expense.  Non-cash interest expense was approximately $398,000 and $644,000 for the three months ended September 30, 2007 and 2006, respectively, and is detailed as follows:

	Three months ended September 30,
	2007	2006
Amortization of discounts on Senior Secured Convertible Notes	$110,993	$110,993
Senior Secured Convertible Notes 10% interest paid in common stock	-	245,593
Beneficial conversion privileges of interest on Argyle note	271,463	271,463
Amortization of prepaid financing costs	15,858	15,858
Total non-cash interest expense	$398,314	$643,907

Nine months ended September 30, 2007 and 2006

Revenue.  We recognized revenue of approximately $50,000 and $443,000 during the nine months ended September 30, 2007 and 2006, respectively. Revenue in both periods was derived primarily from sales of LCoS Sets to LGE.

The following table summarizes our sales revenue by product for the first three quarters of 2007 and 2006.

	Nine months ended September 30,
	2007	2006
LCoS (T-3) sets	100%	96%
Other (primarily supporting electronics)	-	4%
Total	100%	100%

Revenue from one customer, LGE, accounted for 90% and 96% of our total revenue for the nine months ended September 30, 2007 and 2006, respectively. LGE has informed us of their intent to discontinue production of RPTVs (both LCoS and DLP) and has not ordered T-3 LCoS Sets from us since early in 2007. The loss of this customer and our inability to obtain additional purchase orders from our current or prospective customers to replace the loss in expected revenue in a timely manner has significantly harmed our sales and results of operations during 2007.

Gross Margin. Gross margin was reduced from approximately negative $4.37 million during the first nine months of 2006 to negative gross margin of approximately $1.68 million during the first nine months of 2007. Both periods include the costs to operate our South Korean manufacturing facility. We reduced staffing in our South Korean manufacturing facility during the first half 2007 in light of significantly reduced sales and our expectations of reduced future sales in the near-term. Additionally, cost of revenue during the second quarter of 2007 included an addition to inventory reserve of approximately $93,000, which was recorded to reserve some components used in the T-3 Set that are unlikely to have alternative uses. Cost of revenue during the first three quarters of 2006 included a reserve of approximately $442,000, which was recorded to reserve the remaining value of our T-1 LCoS Set inventory as well as a percentage of our light engine inventory. We are not currently manufacturing either the T-1 LCoS Set or the light engine products and had no sales of either of these products during 2007 or 2006.

Selling, general and administrative costs. Cash-based selling, general and administrative costs were approximately $3.79 million and $5.62 million during the nine months ended September 30, 2007 and 2006, respectively, a decrease of $1.83 million or 33%. Salaries, wages and other payroll related expenses decreased approximately $1.31 million and included an aggregate reduction in headcount of five individuals in our U.S. operations, including our former Executive Vice President of Strategic Planning, our former Senior Vice President, Marketing and Sales and our former Assistant Vice President, Legal Counsel. Legal expenses decreased approximately $128,000. While both periods included legal expenses associated with the routine review of our registration statements on Form S-3 and involvement with the ongoing SEC investigations, these expenses were more concentrated during the first three quarters of 2006. Accounting and consulting expenses decreased by approximately $87,000 due primarily to costs associated with filing registration statements during the first three quarters of 2006 compared with the first three quarters of 2007. Travel and entertainment expenses decreased by approximately $101,000 and advertising decreased by approximately $71,000, both primarily due to our limited financial resources during 2007. The remaining decrease in costs between periods is primarily due to reduced activities related to resource constraints.

Stock-based compensation included in selling, general and administrative costs. Stock-based compensation was approximately $536,000 and $1.83 million in the nine months ended September 30, 2007 and 2006, respectively. The decline is due to fewer options being issued during 2007 at a lower exercise price due to an overall decline in the market price of our stock.

Research and development costs. Research and development costs were approximately $1.03 million and $923,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $106,000 or 11% reflecting an increase in spending related to new projects that are in the development stage.

Interest expense. Cash-based interest expense for the nine months ended September 30, 2007 increased approximately $585,000 from $355,000 during the first three quarters of 2006 to $940,000 for the first three quarters of 2007. Approximately $498,000 of the increase was due to issuing our common shares in lieu of cash to the Senior Secured noteholders for the payment of two quarter’s interest during 2006, whereas we paid the interest in cash during 2007. The remaining increase was due to higher interest rates on the lines of credit in South Korea as well as the Senior Secured Convertible Notes.

Non-cash interest expense.  Non-cash interest expense was approximately $5.93 million and $2.13 million for the nine months ended September 30, 2007 and 2006, respectively and is detailed as follows:

	Nine months ended September 30,
	2007	2006
Amortization of Senior Secured Convertible Notes	$332,980	$332,980
Senior Secured Convertible Notes 10% interest paid in common stock	-	497,647
Redemption premium on the Senior Secured Convertible Notes	1,500,000	-
Liquidated damages on the October 2005, January 2006, September
2006 and November 2006 financings	302,806	437,817
Beneficial conversion privileges of interest on Argyle note	814,389	814,389
Expense associated with waiver agreements with February 2007 and
November 2006 investors settled in stock	1,300,194	-
Loss associated with the Settlement Agreement	1,627,146	-
Amortization of prepaid financing costs	47,574	47,574
Total non-cash interest expense	$5,925,089	$2,130,407

As a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. Therefore, we accrued $1,500,000 in redemption premiums. The nine months ended September 30, 2007 included approximately $1.6 million of expense associated with the Settlement Agreement (see Note 9 to the condensed consolidated financial statements) with the Investors from our November 2006 and February 2007 financings under which the Investors (i) released disputed claims under the November 2006 Financing, the February 2007 Financing, and the February 2007 Waiver; (ii) returned for cancellation warrants to purchase 96,000 common shares that were issued in the November 2006 Financing; (iii) cancelled the future financings restriction under which we could not sell common shares less than $65.00 per share without the Investors’ consent, and (iv) entered into an Escrow Agreement pursuant to which we will issue into escrow, from time to time, an unspecified number of common shares, and the Investors delivered to escrow 80,046 common shares previously issued pursuant to the November 2006 Financing and the February 2007 Financing. Liquidated damages accrued during nine months ended September 30, 2006 related to our October 2005 and January 2006 financings whereas liquidated damages accrued during nine months ended September 30, 2007 related to our September 2006 and November 2006 financings. Additionally, the nine months ended September 30, 2007 includes approximately $1.3 million of expense associated with obtaining waivers for certain contractual provisions from our September and November 2006 investors.

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

Stock-based Payments - Effective January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified prospective method and therefore have not restated prior periods’ results for the adoption of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred. Equity instruments issued to non-employees are recorded at their fair market value as determined in accordance with SFAS 123R and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”).

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

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 12 of the notes to the condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash accounts and our lines of credit in South Korea. We invest excess cash and cash equivalents in a checking account or money market account with reputable banks both in the United States and South Korea. Our cash accounts in the United States are not FDIC or otherwise insured, to the extent that the accounts exceed $100,000; and our cash accounts in South Korea are not insured. As of September 30, 2007, our cash and cash equivalents totaled approximately $28,000. Short term debt under our South Korean lines of credit totaled approximately $631,000 at September 30, 2007.

Foreign Currency Risk. We are exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiary into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiary's financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income or loss. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. When appropriate, we may enter into hedging transactions in order to mitigate our risk from foreign currency fluctuations. We may use hedging programs in the future and may use currency forward contracts, currency options and/ or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading purposes. As of September 30, 2007, we had no hedging contracts. During the first nine months of 2007, the foreign currency transaction gains were not material.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2007, management of our Company, under the supervision of our principal executive and financial officer (CEO), evaluated (the “Controls Evaluation”) the effectiveness of the design and operation of our "disclosure controls and procedures", as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Disclosure Controls”), and our "internal controls and procedures for financial reporting" (“Internal Controls”).

Limitations on the Effectiveness of Controls. Our CEO does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. We have only had limited revenue derived from the sale of our microdisplay products in the current reporting period and since we commenced operations. While the Controls Evaluation has accounted for such limited sales and revenue, new or additional controls may be required once we begin selling our microdisplay products in increased volume in the ordinary course of business. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Controls.  We appointed Ms. Kathy Barnett, Sonoma, California, as a member of the Board of Directors of SpatiaLight effective October 12, 2007. Ms. Barnett satisfies the requirements of a financial expert as defined by the Securities and Exchange Commission and will be appointed to chair the Audit Committee of the Board of Directors. There have been no other changes in the Company’s Internal Controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On March 28, 2007, Portside Growth and Opportunity Fund (“Portside”), holders of $4.5 million of the Senior Secured Convertible Notes, filed suit against the Company and certain named directors and officers, in the Supreme Court of the State of New York, claiming the Company was in breach of its obligations under the Senior Secured Convertible Notes and that certain directors and officers had breached their fiduciary duties in connection with loans made by them to the Company and loans made by certain South Korean banks to the Company’s South Korean subsidiary. On June 28, 2007, SpatiaLight and Portside agreed to a Stipulation of Discontinuance, without prejudice, with regard to their respective claims and counterclaims. This Stipulation includes a Standstill Period of 30 days to allow for the opportunity for productive discussions to take place between the parties or their agents prior to either party filing any subsequent claims. As of the date of this filing, no further action has been taken by Portside.

We have received notice that the SEC intends to pursue civil remedies in connection with our filing of an unauthorized consent by BDO Seidman, LLP in connection with certain registration statements, and our issuance of securities without legend or restrictions to Argyle Capital Management Corporation, an entity controlled by our former Director, CEO, President, Treasurer and Secretary, for payment of interest on the promissory notes issued by the Company to Argyle, specifically focusing on our prepayment of interest in December 2004 and January 2005. No legal proceeding has been commenced against us.

On October 9, 2007, we received a demand letter from Shinhan Bank threatening the commencement of legal action towards our property rights in South Korea if we do not promptly repay all amounts owed under the line of credit (approximately $160,000 including principal and accrued interest). As of the date of this filing, no further action has been taken by Shinhan Bank.

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

On March 28, 2007, Portside Growth and Opportunity Fund (“Portside”) and Smithfield Fiduciary (“Smithfield”), holders of $9 million of the Senior Secured Convertible Notes, claimed that the Company is in breach of its obligations under the Senior Secured Convertible Notes. In the event that these claims are determined adversely to the Company, we may be obligated to repay $10 million in principal amount of our outstanding Senior Secured Convertible Notes, together with accrued interest at 12% per annum, a premium of $1.5 million and liquidated damages in the amount of $683,000. We do not presently have a source of funds with which to make such payments and we may be required to seek protection under applicable bankruptcy laws if such payments are required by the noteholders.

Redemption of the Senior Secured Convertible Notes issued by us in November 2004 could materially affect our financial condition.

On June 15, 2007, as a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received redemption notices from Portside and Smithfield. We have accrued $1,500,000 in redemption premiums through September 30, 2007 and have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007. We failed to make the quarterly interest payment of approximately $294,000 due on August 31, 2007 either in cash or by conversion to our common shares. We have recorded approximately $393,000 in accrued interest on these notes as of September 30, 2007. We do not presently have a source of funds with which to redeem the Senior Secured Convertible Notes and may be required to seek protection under applicable bankruptcy laws if such redemption is required by the noteholders.

The Conversion Rate under the Senior Secured Convertible Notes may be reset.

Under the terms of the Senior Secured Convertible Notes, a noteholder that has provided us with a notice of redemption may withdraw the notice with respect to all or part of the Senior Secured Convertible Notes and elect to convert such portion at a conversion rate equal to the lowest weighted average price per common share between the date of the redemption notice and the date of the withdrawal. In early July 2007, we received withdrawal notices and elections to convert $100,000 from Portside and $50,000 from Smithfield. The conversion rate with respect to these conversions will be $2.525 per common share. We have not issued shares required to be issued to Portside or Smithfield, which may be the basis of an additional default under the Senior Secured Convertible Notes. Future conversions may result in significant dilution of the common shares.

We have failed to make an interest payment on our Senior Secured Convertible Notes.

We were obligated to make a quarterly interest payment in the amount of approximately $294,000 on August 31, 2007 on the Senior Secured Convertible Notes. We have recorded approximately $393,000 in accrued and unpaid interest related to these notes as of September 30, 2007. Our failure may be the basis of an additional default under the Senior Secured Convertible Notes.

Our Korean lenders may enforce their claims against SpatiaLight Korea.

As of September 30, 2007, SpatiaLight Korea was indebted to four Korean banks in the aggregate amount of approximately $631,000 which banks have registered liens against the assets of SpatiaLight Korea. All of the indebtedness to the Korean Banks is in default and one or more of the Korean banks may attempt to seize the facility and/ or equipment owned by SpatiaLight Korea in satisfaction of the indebtedness. Opposition to the seizure of these facilities would require significant resources and we cannot determine if such resources would be available to us when needed, if at all, or on terms that are acceptable. The loss of these assets, through foreclosure or otherwise, would have a material adverse effect on our financial condition, results of operations and ability to continue as a going concern.

We are the subject of an investigation by the staff of the SEC regarding the circumstances surrounding our filing of certain consents of BDO Seidman, LLP without requisite authorization and our issuance of securities without legend or restrictions to Argyle for payment of interest on the Argyle Notes.

We have been advised by the SEC that they intend to pursue civil remedies in connection with the unauthorized filing of a consent by BDO Seidman, LLC as an exhibit to a registration statement and our issuance of securities without legend or restrictions to Argyle Capital Management Corporation for payment of interest on promissory notes payable by the Company to Argyle, specifically focusing on our prepayment of interest in December 2004 and January 2005. The Staff may impose sanctions against us in the form of an injunction against future violations of the securities laws and/ or fines and penalties, which could be material and adversely affect our financial condition. The Company, at this time, does not believe that the SEC is seeking financial penalties against the Company. Opposition to any sanctions may require significant resources and we cannot determine if such resources would be available to us when needed, if at all, or on terms that are acceptable.

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

The number of currently authorized shares and the current market price of our shares may limit the amount of funds that can be raised to fund our operations.

We currently have 15,000,000 authorized shares, of which 8,768,520 are available for issuance (after taking into account reserves for options, warrants and convertible debt). Based on the closing price of our shares on November 6, 2007 of $0.052 per share, we could raise an additional $456,000. In the event that we do not obtain an increase in our authorized shares, or the stock price of our common shares continues at the current level or decreases, we may not be able to obtain sufficient funding of our operations. This could have a material adverse effect on our financial condition and our ability to continue as a going concern.

We may offer additional securities under our registration statement related to $75,000,000 in common stock, warrants, subscription rights and units without notice to the stockholders.

We could issue an unspecified number of additional common shares under our current “Shelf” Registration Statement (Registration Number 333-137100). Sales of these shares into the public market, or the perception that future sales of these shares could occur, might adversely affect the prevailing market price of our common shares. Furthermore, market perceptions regarding the likelihood that we will be required to issue and sell additional common shares in the future to fund our ongoing operations, thereby diluting the ownership interests of current owners of our common shares, could have a material adverse effect on the market price of our common shares.

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

Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

On September 10, 2007, our common shares were removed from registration on the Nasdaq Capital Market and became “penny stock” as defined by the Securities Exchange Act of 1934. Under the rules applicable to penny stock, a broker-dealer selling our common shares to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the transaction, unless the broker-dealer is otherwise exempt.  Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor.  In addition, under penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction in our common shares, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•
Make a special written determination that our common shares are a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

On June 15, 2007, as a result of our stock no longer trading on the Nasdaq Capital Market, the Senior Secured Convertible Notes became redeemable on demand by the holders at 115% of the principal amount plus accrued interest and late charges. We have received redemption notices from Portside and Smithfield and have not redeemed either Note within the time required by the notice. As a result of our failure to redeem the Senior Secured Convertible Notes within five days after receipt of the redemption notice, the noteholders may withdraw any part of the redemption notice and elect to convert the withdrawn amount at a new conversion rate equal to the lowest weighted price of the common shares between June 15, 2007 and the date of withdrawal. In early July 2007, Portside withdrew its redemption notice with respect to $100,000 and Smithfield withdrew its redemption notice with respect to $50,000. We have received a notice of conversion from each noteholder to convert the withdrawn amount at a conversion rate of $2.525 per common share. We have accrued $1.5 million in redemption premiums through September 30, 2007 and have increased the rate at which we accrue and pay interest from 10% per annum to 12% per annum in accordance with the terms of the Senior Secured Convertible Notes, commencing on June 15, 2007.

We failed to make the quarterly interest payment of approximately $294,000 due on August 31, 2007 either in cash or by conversion to our common shares on the Senior Secured Convertible Notes. We have recorded approximately $393,000 in accrued interest as related to these notes of September 30, 2007.

ITEM 4 Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

3.1	Restated Certificate of Incorporation, as amended (as filed with Amendment No. 1 to Form S-3 filed on November 18, 1999)*

3.2	Certificate of Amendment dated December 18, 1991 (as filed with Form 10-Q filed on August 9, 2007)*

3.3	Certificate of Amendment dated July 21, 1999*

3.4	Certificate of Amendment dated June 2, 2003 (as filed with Form 10-Q filed on August 9, 2007)*

3.5	Certificate of Amendment dated June 29, 2006 (as filed with Form 10-Q filed on August 9, 2006)*

3.6	Certificate of Amendment dated August 3, 2006 (as filed with Form 10-Q filed on August 9, 2007)*

3.7	Bylaws*

10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*

10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*

10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004†*

10.4	SpatiaLight 2006 Incentive Plan*

10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*

10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*

10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*

10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*

10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*

10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*

10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*

10.12	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated November 28, 2006*

10.13	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchaser dated November 28, 2006*

10.14	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated February 23, 2007*

10.15	Waiver between SpatiaLight and certain investors dated February 23, 2007*

10.16	Equity Credit Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*

10.17	Waiver, Rescission and Settlement Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*

10.18	Escrow Agreement between SpatiaLight, Inc., certain Investors, and McLaughlin & Stern LLP as escrow agent dated April 24, 2007*

31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala

32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SpatiaLight, Inc.

Date: November 9, 2007	By:	/s/ David F. Hakala
David F. Hakala Acting Chief Executive Officer, Chief Operating Officer, Principal Financial and Accounting Officer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation, as amended (as filed with Amendment No. 1 to Form S-3 filed on November 18, 1999)*

3.2	Certificate of Amendment dated December 18, 1991 (as filed with Form 10-Q filed on August 9, 2007)*

3.3	Certificate of Amendment dated July 21, 1999*

3.4	Certificate of Amendment dated June 2, 2003 (as filed with Form 10-Q filed on August 9, 2007)*

3.5	Certificate of Amendment dated June 29, 2006 (as filed with Form 10-Q filed on August 9, 2006)*

3.6	Certificate of Amendment dated August 3, 2006 (as filed with Form 10-Q filed on August 9, 2007)*

3.7	Bylaws*

10.1	Letter Agreement between SpatiaLight, Inc. and certain investors dated May 26, 2006*

10.2	General Release agreement between SpatiaLight, Inc. and Theodore H. Banzhaf signed June 13, 2006*

10.3	LCoS Supply Agreement between SpatiaLight, Inc. and LG Electronics, Inc. dated July 1, 2004†*

10.4	SpatiaLight 2006 Incentive Plan*

10.5	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*

10.6	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of August 9, 2006*

10.7	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*

10.8	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchasers dated as of September 26, 2006*

10.9	Warrant to Purchase 62,432 Common Shares - Bluegrass Growth Fund LP*

10.10	Warrant to Purchase 26,757 Common Shares - Bluegrass Growth Fund Ltd.*

10.11	First Amendment to Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated as of October 25, 2006*

10.12	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated November 28, 2006*

10.13	Registration Rights Agreement among SpatiaLight, Inc. and certain Purchaser dated November 28, 2006*

10.14	Securities Purchase Agreement among SpatiaLight, Inc. and certain Purchasers dated February 23, 2007*

10.15	Waiver between SpatiaLight and certain investors dated February 23, 2007*

10.16	Equity Credit Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*

10.17	Waiver, Rescission and Settlement Agreement between SpatiaLight, Inc. and certain Investors dated April 24, 2007*

10.18	Escrow Agreement between SpatiaLight, Inc., certain Investors, and McLaughlin & Stern LLP as escrow agent dated April 24, 2007*

31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Hakala

32.1	Certification of David F. Hakala Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.

† Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.